Form 10-K
period 2022-12-31
GENESIS ENERGY LP
filed 2023-02-24
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common units held by non-affiliates of the Registrant on June 30, 2022 (the last business day of Registrant’s most recently completed second fiscal quarter) was approximately $837.3 million based on $8.02 per unit, the closing price of the common units as reported on the NYSE. For purposes of this computation, all executive officers and directors are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers and directors are affiliates. On February 23, 2023, the Registrant had 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding.

GENESIS ENERGY, L.P.
2022 FORM 10-K ANNUAL REPORT

Definitions
Unless the context otherwise requires, references in this annual report to “Genesis Energy, L.P.,” “Genesis,” “we,” “our,” “us,” “the Company” or like terms refer to Genesis Energy, L.P. and its operating subsidiaries. As generally used within the energy industry and in this annual report, the identified terms have the following meanings:
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
FORWARD-LOOKING INFORMATION
The statements in this Annual Report on Form 10-K that are not historical information may be “forward looking statements” as defined under federal law. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions, estimated or projected future financial performance, and other such references are forward-looking statements, and historical performance is not necessarily indicative of future performance. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:
•demand for, the supply of, our assumptions about, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas, NaHS, soda ash, and caustic soda, all of which may be affected by economic activity, capital expenditures by energy producers, weather, alternative energy sources, international events (including the war in Ukraine), global pandemics, inflation, the actions of OPEC (as defined below) and other oil exporting nations, conservation and technological advances;
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

PART I
Item 1. Business
General
We are a growth-oriented master limited partnership (“MLP”) formed in Delaware in 1996. Our common units are traded on the New York Stock Exchange, or NYSE, under the ticker symbol “GEL.” We are (i) a provider of an integrated suite of midstream services (primarily transportation, storage, sulfur removal, blending, terminaling and processing) for a large area of the Gulf of Mexico and the Gulf Coast region of the crude oil and natural gas industry and (ii) one of the leading producers in the world of natural soda ash. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, barges and other vessels, and trucks. The other core focus of our business is our trona and trona-based exploring, mining, processing, producing, marketing and selling business based in Wyoming (our “Alkali Business”). Our Alkali Business mines and processes trona from which it produces natural soda ash, also known as sodium carbonate (Na2CO3), a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products, including lithium batteries, and has been operating for over 70 years.
We currently manage our businesses through four divisions that constitute our reportable segments: offshore pipeline transportation, sodium minerals and sulfur services, onshore facilities and transportation and marine transportation. For additional information, please review the section entitled “Financial Measures.” Our operations include, among others, the following diversified businesses, each of which is one of the leaders in its market, has a long commercial life and has significant barriers to entry:
•one of the largest pipeline networks (based on throughput capacity) in the Deepwater area of the Gulf of Mexico, an area that produced approximately 15% of the oil produced in the U.S. during 2022;
•one of the leading producers (based on tons produced) of natural soda ash in the world;
•one of the largest producers and marketers (based on tons produced) of sodium hydrosulfide (or NaHS, pronounced “nash”) in North and South America; and
•one of the leading providers of crude oil and petroleum transportation, storage, and other handling services for two of the largest refinery complexes in the U.S., one located in Baton Rouge, Louisiana and one in Baytown, Texas, both of which have been operational for over 100 years;
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
Offshore Pipeline Transportation Segment
We conduct our offshore crude oil and natural gas pipeline transportation and handling operations in the Gulf of Mexico through our offshore pipeline transportation segment, which focuses on providing a suite of services to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large-reservoir, long-lived crude oil and natural gas properties in the Gulf of Mexico, primarily offshore Texas, Louisiana, and Mississippi. This segment provides services to one of the most active drilling and development regions in the U.S. (the Gulf of Mexico) a producing region representing approximately 15% of the crude oil production in the U.S. during 2022. Even though the large-reservoir properties, related pipelines and other infrastructure needed to develop them are capital intensive, we believe they are generally much less sensitive to short-term commodity price volatility, particularly once a project has been sanctioned. Due to the size and scope of these activities, our customers are predominantly large integrated oil and gas companies and large independent crude oil and natural gas producers.
We own interests in various offshore crude oil and natural gas pipeline systems, platforms and related infrastructure. We own interests in approximately 1,396 miles of crude oil pipelines with an aggregate design capacity of approximately 1,944 MBbls/day, a number of which pipeline systems are substantial and/or strategically located. For example, we own a 64% interest in the Poseidon oil pipeline system, or Poseidon pipeline, and a 64% interest in the Cameron Highway oil pipeline system, or CHOPS pipeline, which are two of the largest crude oil pipelines (in terms of both length and design capacity) located in the Gulf of Mexico. We also own 100% of the Southeast Keathley Canyon pipeline system, or SEKCO pipeline, which is a deepwater pipeline servicing the Lucius, Buckskin and Hadrian North fields in the southern Keathley Canyon area of the Gulf of Mexico.

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
We believe our offshore pipeline transportation segment is well positioned to participate in the energy transition and lower carbon world as barrels produced from the Gulf of Mexico are some of the least emission intensive barrels, from reservoir to refinery, of any barrel refined by Gulf Coast refineries (including shipping).
Sodium Minerals and Sulfur Services Segment
Our sodium minerals and sulfur services segment includes our Alkali Business and our sulfur removal business.
Our Alkali Business owns the largest leasehold position of accessible trona ore reserves in the Green River, Wyoming trona patch, a geological formation holding the vast majority of the world’s accessible trona ore reserves which we mine to ultimately produce, market, and sell soda ash. Soda ash is utilized by our customers as a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent, lithium batteries, solar panels and a variety of chemicals and other industrial products.
Our Alkali Business holds leases covering approximately 86,000 acres of land, containing an estimated 872 million short tons of proved and probable reserves of trona ore, representing an estimated remaining reserve life of over 100 years related to the seam currently being mined, which is disclosed in further detail in Item 2. “Properties.” Our Alkali Business also owns and operates soda ash production facilities, underground trona ore mines and brine (solution) mining operations and related equipment, logistics and other assets.
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
We sell our soda ash and specialty products to a diverse customer base directly in the U.S., Canada, the European Community, the European Free Trade Area and the South African Customs Union. Our Alkali Business also sells through the American Natural Soda Ash Corporation, or ANSAC, exclusively in all other markets. During 2022, ANSAC operated as a nonprofit foreign sales association to promote export sales of U.S. produced soda ash. On January 1, 2023, ANSAC became a wholly owned subsidiary of Genesis Alkali Wyoming, L.P. and we will continue utilizing its logistical assets and marketing function as an export vehicle for our Alkali Business.
As part of our sulfur services business, we (i) provide sulfur removal services by processing refineries high sulfur (or “sour”) gas streams to remove the sulfur at eleven refining and petrochemical processing facilities located mostly in Texas, Louisiana, Arkansas, Oklahoma, Montana and Utah; (ii) operate significant storage and transportation assets in relation to those services; and (iii) sell NaHS and NaOH (also known as caustic soda) to large industrial and commercial companies. Soda ash can be used to make lithium carbonate and lithium hydroxide, which are some of the building blocks for lithium batteries as well as solar panels. Our sulfur removal services footprint also includes NaHS and caustic soda terminals, and we utilize railcars, ships, barges and trucks to transport product. Our sulfur removal services contracts are typically long-term in nature and have an average remaining term of approximately four years. NaHS is a by-product derived from our refinery sulfur removal services process, and it constitutes the sole consideration we receive for these services. A majority of the NaHS we produce is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, Calumet and Ergon. We sell our NaHS to customers in a variety of industries, with the largest customers involved in the mining of base metals, primarily copper and molybdenum, and the production of pulp and paper. We believe we are one of the largest producers and marketers of NaHS in North and South America.
We believe our Alkali Business and sulfur services business are well positioned to participate in the energy transition and lower carbon world. Natural soda ash has a lower Greenhouse Gas footprint than synthetic soda ash as it is less energy intensive. In addition, synthetic soda ash creates by-products such as calcium chloride and ammonia chloride which need further handling, or are disposed of as waste, and ultimately increase synthetic soda ash’s carbon footprint. Our sulfur services business helps our host refineries lower their emissions by processing their sour gas streams using our proprietary, closed-loop, non-combustion technology to remove sulfur from the sour gas, whereas the traditional combustion technology releases certain levels of harmful gases and incremental carbon dioxide emissions into the atmosphere. Additionally, certain of our customers also utilize the NaHS we sell them to further reduce air emissions from various chemical and industrial activities.
Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment owns and/or leases our increasingly integrated suite of onshore crude oil and refined products infrastructure, including pipelines, trucks, terminals and rail unloading facilities. Our onshore facilities and transportation segment uses those assets, together with other modes of transportation owned by third parties and us, to service its customers and for its own account. The increasingly integrated nature of our onshore facilities and transportation assets is particularly evident in certain of our infrastructure assets and complexes in areas such as Louisiana and Texas.
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
In addition to the above, we have access to a suite of trucks, and trailers, as well as terminals and tankage with approximately 4.2 million barrels of storage capacity (excluding capacity associated with our common carrier crude oil pipelines) in multiple locations along the Gulf Coast, which we use to service customers and for our own account. Usually, our onshore facilities and transportation segment experiences limited direct commodity price risk because it utilizes back-to-back purchases and sales, matching sale and purchase volumes on a monthly basis. Unsold volumes are hedged with exchange-traded commodity derivatives to offset the remaining price risk.
Marine Transportation Segment
Our marine transportation segment is a provider of transportation services by tank barge primarily for intermediate refined petroleum products, including heavy fuel oil and asphalt, as well as crude oil. We own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels and 42 push/tow boats (33 inland and 9 offshore). Refiners contracted for approximately 90% of the revenues from our marine inland barges during 2022.
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
Our Objectives and Strategies
Our primary objectives are to generate and grow stable free cash flows from operations and continue to deleverage our balance sheet, while never wavering from our commitment to safe and responsible operations, as well as continue to advance and integrate our Environmental, Social and Governance (“ESG”) program. We believe the following are critical to meet our objectives:
•New and increased volumes on our existing offshore assets in the Gulf of Mexico through long-term contracted commercial opportunities that require minimal to no additional investment from us, including volumes from the Argos (scheduled for first production in 2023) and King’s Quay (which began in the second quarter of 2022) floating production systems.
•New incremental volumes from long-term contracted offshore commercial opportunities in the Gulf of Mexico, including the Shenandoah development, which will tie into our SYNC pipeline (which is currently under construction and discussed further below under “Recent Developments and Status of Certain Growth Initiatives”) and further downstream to our CHOPS pipeline, and the Salamanca floating production system, which will tie into our existing SEKCO pipeline for further transportation downstream to our existing pipeline network. These developments and their associated volumes are expected to come online in late 2024 and 2025.

•Increased capacity for soda ash production from the original Granger facility and its approximately 500,000 tons of annual production, which came back online on January 1, 2023, and investing into our Granger Optimization Project (as defined below), which is scheduled to begin first production in the second half of 2023 and ramp to its design capacity of 750,000 tons per year over the subsequent nine to twelve months.
•The continued increase in demand for soda ash (including its anticipated participation in the energy transition).
We continue to have a significant amount of available borrowing capacity under our senior secured credit facility, which will allow us, when combined with our increasing free cash flow from operations as discussed above, to fund our high return capital projects, including our Granger Optimization Project, our SYNC pipeline and the expansion of our existing CHOPS pipeline (all of which are further discussed below in “Recent Developments and Status of Certain Growth Initiatives”), which will provide future cash flows to continue to further deleverage our balance sheet.
Business Strategy
Our primary business strategy is to provide an integrated suite of services to crude oil and natural gas producers, refiners, and industrial and commercial enterprises that use natural soda ash, NaHS and caustic soda. Successfully executing this strategy should enable us to generate and grow stable cash flows from operations.
Our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations focus on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large-reservoir, long-lived crude oil and natural gas properties. Our offshore oil pipelines transport oil produced from integrated and large independent energy companies that are ideally suited for the vast majority of refineries along the Gulf Coast. Our onshore-based refinery-centric operations, located primarily in the Gulf Coast region of the U.S., focus on providing a suite of services primarily to refiners, which also includes our sulfur removal services, transportation, storage, and other handling services. In 2022, refiners were the shippers of approximately 98% of the volumes transported on our onshore crude pipelines, and refiners contracted for approximately 90% of the revenues from our marine inland barges during 2022, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. Our Alkali Business is one of the world’s leading producers of natural soda ash. We believe the significant cost advantage in the production of natural soda ash over synthetically produced soda ash will remain for the foreseeable future, somewhat mitigating the effects of market specific factors in the soda ash market in which we operate.
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
•Evaluating internal and third party growth opportunities (including asset and business acquisitions) that leverage our core competencies and strengths and further integrate our businesses; and
•Focusing on health, safety and environmental stewardship, and advancement of our ESG program.

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
•Fund capital projects through a combination of the available borrowing capacity under our senior secured credit facility, internally generated free cash flows from operations, or externally;
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
•Certain of our businesses are among the leaders in each of their respective markets and each of which has a long commercial life and significant barriers to entry. We operate, among others, diversified businesses, each of which is one of the leaders in its market, has a long commercial life, and has significant barriers to entry. We operate one of the largest pipeline networks (based on throughput capacity) in the Deepwater area of the Gulf of Mexico, an area that produced approximately 15% of the oil produced in the U.S. during 2022. We are one of the leading producers (based on tons produced) of natural soda ash in the world. We believe we are one of the largest producers and marketers (based on tons produced) of NaHS in North and South America. We are one of the leading providers of crude oil and petroleum product transportation, storage and other handling services for large, complex refineries in Baton Rouge, Louisiana and Baytown, Texas, both of which have been operational for over 100 years.
•We are financially flexible and have significant liquidity. As of December 31, 2022, we had $436.1 million available of our $650 million availability under our senior secured credit facility, subject to compliance with our covenants, including up to $195.3 million available under the $200 million petroleum products inventory loan sublimit and $91.5 million available for letters of credit. Our inventory borrowing base was $4.7 million at December 31, 2022.
•Our businesses provide relatively consistent consolidated financial performance. Our historically consistent financial performance, combined with our goal of a conservative capital structure over the long term, has allowed us to generate relatively stable and increasing cash flows from operations.
•We have limited direct commodity price risk exposure in our oil and gas and NaHS businesses. The volumes of crude oil, refined products or intermediate feedstocks we purchase are either subject to back-to-back sales contracts or are hedged with exchange-traded derivatives to limit our direct exposure to movements in the price of the commodity, although we cannot completely eliminate commodity price exposure. Our risk management policy requires us to monitor the effectiveness of the hedges to maintain a value at risk of such hedged inventory not in excess of $2.5 million. In addition, our service contracts with refiners allow us to adjust the rates we charge for processing to maintain a balance between NaHS supply and demand.
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

According to IHS, on average, the cash cost to produce material soda ash has historically been about half of the cost to produce synthetic soda ash.
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
•We have an experienced, knowledgeable and motivated executive management team with a proven track record. Our executive management team has a significant level of experience in the midstream sector. Its members have worked in leadership roles at a number of large, successful public companies, including other publicly-traded partnerships. Through their equity interest in us and compensation package (including long term incentive awards based on available cash before reserves, leverage, sustainability and safety metrics), our executive management team is incentivized to create value.

Recent Developments and Status of Certain Growth Initiatives
The following is a brief listing of developments since December 31, 2021. Additional information regarding most of these items may be found elsewhere in this report.
Credit Facility Amendment
On February 17, 2023, we entered into the Sixth Amended and Restated Credit Agreement (our “new credit agreement”) to replace our Fifth Amended and Restated Credit Agreement. Our new credit agreement provides for a $850 million senior secured revolving credit facility. The new credit agreement matures on February 13, 2026, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, unless more than $150 million of our 6.50% senior notes due 2025 remain outstanding as of June 30, 2025, in which case the new credit agreement matures on such date.
Senior Unsecured Notes Issuance and Related Transactions
On January 25, 2023, we issued $500 million in aggregate principal amount of our 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”). Interest payments are due April 15 and October 15 of each year with the initial interest payment due on October 15, 2023. That issuance generated net proceeds of approximately $491 million, net of issuance costs incurred. The net proceeds were used to purchase approximately $316 million of our existing 5.625% senior unsecured notes due June 15, 2024 (the “2024 Notes”), including the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended January 24, 2023, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our senior secured credit facility and for general partnership purposes. On January 26, 2023, we issued a notice of redemption for the remaining principal of approximately $25 million of our 2024 Notes, and discharged the indebtedness with respect to the 2024 Notes on February 14, 2023 by depositing the redemption amount with the trustee of the 2024 Notes for redemption of the 2024 Notes on February 25, 2023, all in accordance with the terms and conditions of the indenture governing the 2024 Notes.
Alkali Senior Secured Notes Issuance and Related Transactions
On May 17, 2022, we, through a newly created wholly-owned unrestricted subsidiary, GA ORRI, LLC (“GA ORRI”), issued $425 million principal amount of our 5.875% Alkali senior secured notes due 2042 (“Alkali senior secured notes”) to certain institutional investors, secured by GA ORRI’s fifty-year 10% limited term overriding royalty interest in substantially all of our Alkali Business’ trona mineral leases (the “ORRI Interests”). The issuance generated net proceeds of $408 million, which is net of the issuance discount of $17 million. We will make quarterly interest payments on our Alkali senior secured notes until March 2024, at which time we will begin making quarterly principal and interest payments through the maturity date. We used a portion of the net proceeds from the issuance to fully redeem the outstanding preferred units held at a subsidiary of our Alkali Business (our “Alkali Holdings preferred units,” which are further discussed in Note 11 to our Consolidated Financial Statements in Item 8) and utilized the remainder to repay a portion of the outstanding borrowings on our senior secured credit facility at the time. The redemption of our Alkali Holdings preferred units, which carried an implied interest rate of 12-13%, and the issuance of our Alkali senior secured notes with a coupon rate of 5.875%, has allowed us to simplify our capital structure and lower our cost of capital, provide us additional flexibility under our senior secured credit facility, and remove any risk of refinancing our Alkali Holdings preferred units that were initially due in 2026.
Granger Production Facility Expansion
On September 23, 2019, we announced the expansion of our existing Granger facility (the “Granger Optimization Project” or “GOP”), along with the issuance of the Alkali Holdings preferred units. The anticipated completion date of the GOP is the second half of 2023 and the expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year.
The proceeds received from the issuance of our Alkali Holdings preferred units assisted in the funding of the anticipated cost of the GOP. During the fourth quarter of 2021, we made the decision to fund the remaining construction costs required to complete the GOP through a combination of our internally generated free cash flows and availability under our senior secured credit facility, and subsequently, on May 17, 2022, redeemed the outstanding Alkali Holdings preferred units.
Offshore Growth Commitments and Capital Projects
During 2022, we entered into definitive agreements to provide transportation services for 100% of the crude oil production associated with two separate standalone deepwater developments that have a combined production capacity of approximately 160,000 barrels per day. In conjunction with these agreements, we expect to spend total gross capital expenditures of approximately $650 million (or approximately $550 million net to our ownership interests) to: (i) expand the current capacity of the CHOPS pipeline; and (ii) construct a new 100% owned, approximately 105-mile, 20” diameter crude oil pipeline (the “SYNC pipeline”) to connect one of the developments to our existing asset footprint in the Gulf of Mexico. We plan to complete the construction in line with the producers’ plan for first oil achievement, which is currently expected in late 2024 or 2025. The producer agreements include long term take-or-pay arrangements and, accordingly, we are able to receive a project completion credit for purposes of calculating the leverage ratio under our senior secured credit facility throughout the construction period.
Sale of Independence Hub
On April 29, 2022, we entered into an agreement to sell the Independence Hub platform, the primary asset of Independence Hub, LLC, which we hold an 80% interest in, to a producer group in the Gulf of Mexico for gross proceeds of $40 million. We recognized a gain of $40 million as the asset had no book value at the time of sale and attributed and paid $8 million to our noncontrolling interest holders.
Covid-19, Ukraine War and Market Update
Since March 2020, and throughout the last two years, global markets and commodity prices have been extremely     volatile due to the impacts from the Covid-19 pandemic, with further impacts on volatility caused by the war in Ukraine that began in February 2022. While we have seen continued recovery in commodity prices since the beginning of the pandemic, there is still an element of volatility that we expect to continue at least for the near-term and possibly longer, due to the uncertainty of the pandemic, the war in Ukraine and the result of any economic recession or depression that has occurred or may occur in the future.This volatility could negatively impact future prices for oil, natural gas, petroleum products and industrial products.
Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions could cause our estimates to differ significantly from actual results, including with respect to the duration and severity of the lasting impacts of the Covid-19 pandemic, the war in Ukraine, the result of any economic recession or depression that has occurred or may occur in the future as a result or as it relates to changes in governmental policies aimed at addressing inflation which could cause fluctuations in global economic conditions, including capital and credit markets. We will continue to monitor the current market environment and to the extent conditions deteriorate, we may identify triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in impairment charges that could be material to our results of operations.
Although the ultimate impacts of the Covid-19 pandemic and the war in Ukraine are still unknown at this time, we believe the fundamentals of our core businesses continue to remain strong and, given the current industry environment and capital market behavior, we have continued our focus on deleveraging our balance sheet as further explained in “Liquidity and Capital Resources”.
Ownership Structure
We conduct our operations and own our operating assets through subsidiaries and joint ventures. As is customary with publicly traded limited partnerships, Genesis Energy, LLC, our general partner, is responsible for operating our business, including providing all necessary personnel and other resources.

The following chart depicts our organizational structure at December 31, 2022.
Description of Segments and Related Assets
We conduct our businesses through four operating segments: offshore pipeline transportation, sodium minerals and sulfur services, onshore facilities and transportation and marine transportation. These segments are strategic business units that provide a variety of midstream energy-related services as well as soda ash production, marketing and sales. Financial information with respect to each of our segments can be found in Note 13 to our Consolidated Financial Statements in Item 8. Below is a more detailed description of our segments and their related assets.
Offshore Pipeline Transportation
Offshore Crude Oil and Natural Gas Pipelines
We own interests in several crude oil and natural gas pipelines and related infrastructure located offshore in the Gulf of Mexico.

The table below reflects our interests in our operating offshore crude oil pipelines:

Offshore crude oil pipelines	Operator	System Miles	Design Capacity (Bbls/day)(1)	Interest Owned	Throughput (Bbls/day) 100% basis(1)	Throughput (Bbls/day) net to ownership interest
Main Lines
CHOPS Pipeline	Genesis	380	500,000	64%	207,008	132,485
Poseidon Pipeline	Genesis	332	490,000	64%	257,444	164,764
Odyssey Pipeline	Shell Pipeline	120	200,000	29%	84,682	24,558
Eugene Island Pipeline and Other	Genesis/Shell Pipeline	184	39,000	29%	6,964	6,964
Total		1,016	1,229,000		556,098	328,771

Lateral Lines(2)
SEKCO Pipeline	Genesis	149	115,000	100%
Shenzi Crude Oil Pipeline	Genesis	83	230,000	100%
Allegheny Crude Oil Pipeline	Genesis	40	140,000	100%
Marco Polo Crude Oil Pipeline	Genesis	37	120,000	100%
Constitution Crude Oil Pipeline	Genesis	67	80,000	100%
Tarantula	Genesis	4	30,000	100%

(1)Capacity figures presented represent 100% of the design capacity and throughput figures represent 100% of the volumes in the period; except for Eugene Island, which represents our net capacity and volumes in the undivided interest (29%) in that system. Ultimate capacities can vary primarily as a result of pressure requirements, installed pumps, related facilities and the viscosity of the crude oil actually moved.
(2)Represents 100% owned lateral crude oil pipelines which ultimately flow into our other offshore crude oil pipelines (including CHOPS pipeline and Poseidon pipeline) and thus are excluded from main lines above.
•CHOPS Pipeline. CHOPS pipeline is comprised of 24- to 30-inch diameter pipelines designed to deliver crude oil from fields in the Gulf of Mexico to refining markets along the Texas Gulf Coast via interconnections with refineries and terminals located in Port Arthur and Texas City, Texas. Cameron Highway Oil Pipeline Company, LLC (“CHOPS”) also owns three strategically located multi-purpose offshore platforms. A financial party owns the remaining 36% interest in CHOPS.
•Poseidon Pipeline. The Poseidon pipeline is comprised of 16- to 24-inch diameter pipelines to deliver crude oil from developments in the central and western offshore Gulf of Mexico to other pipelines and terminals onshore and offshore Louisiana. An affiliate of Shell owns the remaining 36% interest in Poseidon Oil Pipeline Company, LLC (“Poseidon”).
•Odyssey Pipeline. The Odyssey pipeline is comprised of 12- to 20-inch diameter pipelines to deliver crude oil from developments in the eastern Gulf of Mexico to other pipelines and terminals onshore Louisiana. An affiliate of Shell owns the remaining 71% interest in Odyssey Pipeline, LLC (“Odyssey”).
•Eugene Island. The Eugene Island system is comprised of a network of crude oil pipelines, the main pipeline of which is 20 inches in diameter, to deliver crude oil from developments in the central Gulf of Mexico to other pipelines and terminals in onshore Louisiana. Other owners in Eugene Island include affiliates of Exxon Mobil and Shell Oil Company.
•SEKCO Pipeline. SEKCO pipeline is a deepwater pipeline serving the Buckskin oil, Hadrian North oil and Lucius oil and natural gas production areas located in the southern Keathley Canyon area of the Gulf of Mexico. Southeast Keathley Canyon Pipeline Company, LLC (“SEKCO”) has crude oil transportation agreements with various Gulf of Mexico producers who have dedicated their production from the Lucius, Buckskin and Hadrian North production areas to the SEKCO pipeline for the life of their reserves. The SEKCO pipeline will be directly connected to the Salamanca Floating Production System (“FPS”), which is anticipated for first production in 2025.
•Shenzi Crude Oil Pipeline. The Shenzi Crude Oil Pipeline gathers crude oil production from the Shenzi production field located in the Green Canyon area of the Gulf of Mexico offshore Louisiana as well as from the King’s Quay FPS, which supports the Khaleesi, Mormont and Samurai field developments, for delivery to both our CHOPS pipeline and Poseidon pipeline systems.
•Allegheny Crude Oil Pipeline. The Allegheny Crude Oil Pipeline connects the Allegheny and South Timbalier 316 platforms in the Green Canyon area of the Gulf of Mexico with the CHOPS pipeline and Poseidon pipeline.
•Marco Polo Crude Oil Pipeline. The Marco Polo Crude Oil Pipeline transports crude oil from our Marco Polo crude oil platform to an interconnect with the Allegheny Crude Oil Pipeline in Green Canyon Block 164.
•Constitution Crude Oil Pipeline. The Constitution Crude Oil Pipeline gathers crude oil from the Constitution, Constellation, Caesar Tonga and Ticonderoga production fields located in the Green Canyon area of the Gulf of Mexico for delivery to either the CHOPS pipeline or Poseidon pipeline.
None of our offshore crude oil pipelines are rate regulated with the exception of Eugene Island, which is regulated by the FERC.
The table below reflects our interests in our operating offshore natural gas pipelines:

Offshore natural gas pipelines	Operator	System Miles	Design Capacity (MMcf/day)(1)	Interest Owned
High Island Offshore System	Genesis	238	500	100%
Anaconda Gathering System	Genesis	183	300	100%
Green Canyon Laterals	Genesis	5	108	100%
Manta Ray Offshore Gathering System	Enbridge	237	800	25.7%
Nautilus System	Enbridge	101	600	25.7%
Total		764	2,308

(1)Capacity figures presented represent 100% of the design capacity.
•High Island. The High Island Offshore System (“HIOS”) transports natural gas from producing fields located in the Galveston, Garden Banks, West Cameron, High Island and East Breaks areas of the Gulf of Mexico to interconnects with the Kinetica Energy Express. HIOS includes 152 miles of pipeline and eight pipeline junction and service platforms that are regulated by the FERC. In addition, this system included the 86-mile East Breaks Gathering System, which connects HIOS to the Hoover-Diana deepwater platform located in Alaminos Canyon Block 25.
•Anaconda. The Anaconda Gathering System gathers natural gas from producing fields located in the Green Canyon area in the Gulf of Mexico, including the the King’s Quay FPS, which supports the Khaleesi, Mormont and Samurai field developments, for delivery to the Nautilus System.
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
The table below reflects our interests in our operating offshore hub platforms:

Offshore hub platform	Operator	Water Depth (Feet)	Natural Gas Capacity (MMcf/day)(1)	Crude Oil Capacity (Bbls/day)(1)	Interest Owned
Marco Polo	Occidental	4,300	300	120,000	100%
East Cameron 373	Genesis	441	195	3,000	100%
Total			495	123,000

(1)Capacity figures presented represent 100% of the design capacity.
•Marco Polo. The Marco Polo platform, which is located in Green Canyon Block 608, processes crude oil and natural gas from production fields located in the South Green Canyon area of the Gulf of Mexico.
•East Cameron. The East Cameron 373 platform has the ability to process production from the Garden Banks and East Cameron areas of the Gulf of Mexico.
Customers
Due to the cost of finding, developing and producing crude oil properties in the deepwater regions of the Gulf of Mexico, most of our offshore pipeline customers are integrated crude oil companies and other large producers, and those producers desire to have longer-term arrangements ensuring that their production can access the markets.
Usually, our offshore crude oil pipeline customers enter into buy-sell or other transportation arrangements, pursuant to which the pipeline acquires possession (and, sometimes, title) from its customer of the relevant production at a specified location (often a producer’s platform or at another interconnection) and redelivers possession (and title, if applicable) to such customer of an equivalent volume at one or more specified downstream locations (such as a refinery or an interconnection with another pipeline). Most of the production handled by our offshore pipelines is pursuant to life-of-lease commitments that include both firm and interruptible capacity arrangements.
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
Alkali Business
Our Alkali Business is one of the leading producers of natural soda ash worldwide. We provide our soda ash to a variety of industries such as flat glass, container glass, detergent, solar panel and lithium producers and chemical manufacturing. Soda ash, also known by its chemical name sodium carbonate (Na2CO3), is a highly valued raw material in the manufacture of glass due to its properties of lowering the melting point of silica in the batch. Soda ash is also valued by detergent manufacturers for its absorptive and water softening properties. We produce our products from trona, which we mine at two sites in the Green River Basin in Wyoming. The vast majority of the world’s accessible trona reserves are located in the Green River Basin. According to historical production statistics, approximately 30% of global soda ash is produced from trona or similar sodium carbonate containing materials, with the remainder being produced synthetically, which requires chemical transformation of limestone and salt using a significantly higher amount of energy. Production of soda ash from trona is significantly less expensive than producing it synthetically. In addition, life-cycle analyses reveal that production from trona consumes less energy and produces less carbon dioxide and fewer undesirable by-products than synthetic production.

Our Alkali Business includes the following:
•Dry mining of trona ore underground at our Westvaco facility;
•Secondary recovery of trona from previously dry mined areas underground at our Westvaco and Granger facilities through brine (solution) mining;
•Processing of raw trona ore into soda ash and specialty sodium alkali products; and
•Marketing, sale and distribution of alkali products.
During 2022, our Alkali Business had the ability to produce approximately 3.5 million tons of soda ash and downstream specialty products. We are expecting our production capacity to increase as we restarted our original Granger production facility and its roughly 500,000 tons of annual production on January 1, 2023 in advance of the completion of the Granger Optimization Project, which represents an additional 750,000 tons of annual production, and is expected to have first production in the second half of 2023. All mining and processing activities related to our products take place in our facilities located in the Green River Basin.
Dry Mining of Trona Ore
Trona is dry mined underground at our Westvaco facility primarily through the operation of our single longwall mining machine. Longwall mining provides higher recovery rates leading to extended mine life compared to other dry mining techniques. Development of the “tunnels” necessary to access and ventilate our longwall is through room and pillar mining completed primarily by our fleet of borer miners. The ore is conveyed underground to two hoisting operations where it travels approximately 1,600 feet vertically to the surface and is either taken directly into the processing facilities or stored on outdoor stockpiles for future consumption.
Secondary Recovery Brine (Solution) Mining
We brine (solution) mine trona at both our Westvaco and Granger sites using secondary recovery techniques. Our secondary recovery mining starts with the recovery of water streams from our operations and non-trona solids (“insolubles”) remaining from the processing of dry mined trona. The water and some insolubles are injected through a number of wells into the old dry mine workings at both our Westvaco and Granger sites. The insolubles settle out while the water travels through the old workings, dissolving trona that remained during previous dry mining. Multiple pumping systems are used to pump the enriched brine to the surface for processing.
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
Brine (solution) mined trona is converted into dense soda ash in our ELDM operation at the Westvaco site and at our Granger facility. The steps to produce soda ash are similar to the dry mined processes, except the crushing and dissolving steps are eliminated because the trona is already in a water solution as it leaves the mine.
Intermediate, semi-processed products are extracted from our soda ash processes at Westvaco at strategic locations for use as feedstocks for production of sodium bicarbonate and 50% caustic soda (NaOH).
Marketing, Sale and Distribution of Alkali Products
We sell our alkali products to customers directly in the U.S., Canada, the European Community, the European Free Trade Area and the South African Customs Union. We sell through ANSAC exclusively in all other markets. During 2022, ANSAC operated as a nonprofit foreign sales association to promote export sales of U.S. produced soda ash. On January 1, 2023, ANSAC became a wholly owned subsidiary of Genesis Alkali Wyoming, L.P. and we will continue utilizing its logistical assets and marketing function as an export vehicle for our Alkali Business.
All of our alkali products are shipped by rail and truck from our facilities in the Green River Basin. We operate a fleet of approximately 3,300 covered hopper cars which we use to deliver over 90% of the sales of alkali products from the Green River facilities, all of which are shipped via a single rail line owned and operated by Union Pacific Railroad. We lease these railcars from banks and leasing companies and from FMC Corporation under agreements with varying term-lengths. We recover costs of leasing through mileage credits paid under agreements with customers and carriers in accordance with established industry practices and government requirements.

We sell most of our Alkali products as soda ash. Soda ash is the only product we sell to ANSAC. Soda ash is highly valued by manufacturers of flat and container glass because it lowers the temperature of the batch in a glass furnace. It is also valued by detergent manufacturers for its absorptive qualities. Soda ash is also a critical component in the manufacturing of batteries for electric vehicles as well as storage batteries for renewable energy. Demand for soda ash in the U.S. has been relatively flat over the last five years, with the exception of a slight decline in mid-2020 due to economic shutdowns related to the Covid-19 pandemic (which has recovered in 2021 and 2022). Demand for soda ash in developing economies has increased as a growing middle class demands more products that use soda ash, such as glass for housing and autos and detergents for cleaning.
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
Sulfur Removal Business
Our sulfur services business primarily (i) provides sulfur-extraction services to eleven refining and petrochemical processing facilities located mostly in Texas, Louisiana, Arkansas, Oklahoma, Montana and Utah; (ii) operates significant storage and transportation assets in relation to those services; and (iii) sells NaHS and caustic soda to large industrial and commercial companies. Our sulfur removal services primarily involve processing refiners’ high sulfur (or “sour”) gas streams that the refineries have generated from crude oil processing operations. Our process applies our proprietary technology, which uses large quantities of caustic soda (the primary raw material used in our process) to act as a scrubbing agent under prescribed temperature and pressure to remove sulfur. Sulfur removal in a refinery is a key factor in optimizing production of refined products such as gasoline, diesel and aviation fuel. Our sulfur removal technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products, and simultaneously produces NaHS. The resultant NaHS constitutes the sole consideration we receive for our sulfur removal services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, Calumet and Ergon. Our eleven sulfur removal services contracts have an average remaining term of approximately four years. The timing upon which these contracts renew vary based upon location and terms specified within each specific contract.
Our sodium minerals and sulfur services footprint includes NaHS and caustic soda terminals in the Gulf Coast, the Midwest, Montana, Utah, British Columbia and South America. In conjunction with our onshore facilities and transportation segment, we sell and deliver (via railcars, ships, barges and trucks) NaHS and caustic soda to approximately 140 customers. We believe we are one of the largest marketers of NaHS in North and South America. By minimizing our costs through utilization of our own logistical assets and leased storage sites, we believe we have a competitive advantage over other suppliers of NaHS. NaHS is used in the specialty chemicals business (plastic additives, dyes and personal care products), in the pulp and paper business, and in connection with mining operations (separating copper from molybdenum and in the mining of nickel and gold) as well as bauxite refining (aluminum). NaHS has also gained acceptance in environmental applications, including waste treatment programs requiring stabilization and reduction of heavy and toxic metals and flue gas scrubbing. Additionally, NaHS can be used for removing hair from hides at the beginning of the tannery process.
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
Customers
Our natural soda ash is sold to a diverse customer base in the U.S., Canada, the European Community, the European Free Trade Area and the South African Customs Union. Our Alkali Business sells exclusively through ANSAC in all other markets. During 2022, we and Tata Chemicals were the two members of ANSAC. Tata Chemicals withdrew from ANSAC as of the end of 2022 and we became the sole member of ANSAC beginning on January 1, 2023. ANSAC is our Alkali Business’ largest customer. Sales to ANSAC during 2022 represented approximately 34% of total sales in the sodium minerals and sulfur services segment. Soda ash sold to ANSAC is later resold to other customers worldwide. As a result, this creates an indirect exposure for soda ash to global demand for the end products of our customers.
We provide on-site sulfur removal services utilizing NaHS units at eleven refining and petrochemical processing facilities locations. Even though some of our customers have elected to own the sulfur removal facilities located at their refineries, we operate those facilities. We market all of our NaHS as well as small amounts of NaHS for a handful of third parties.

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
Apart from ANSAC, our largest Alkali customer, our sodium minerals and sulfur services segment is not dependent on any single or small group of customers. The loss of any one customer would not have a material adverse effect on us.
Competition - Alkali Business
The global soda ash market which our Alkali Business operates in is competitive. Competition is based on a number of factors such as price, favorable logistics and consistent customer service. In North America, primary competition is from other U.S.-based natural soda ash operations such as Solvay Chemicals, Sisecam Resources LP, and Tata Chemicals Soda Ash Partners in Wyoming, and Searles Valley Minerals in California. Because of the structural cost advantages of natural soda ash production in the U.S., including lower raw material and energy requirements, imports have not been an important source of competition in North America. According to IHS, on average, the cash cost to produce material soda ash has been about half the cost to produce synthetic soda ash. Sales of soda ash and specialty products outside of North America (principally through ANSAC) face competition from a variety of others, in most cases producers of soda ash using the synthetic method, but to a lesser extent producers of natural soda ash based in Turkey, China and Africa, and U.S.-based natural soda ash operations. Our Alkali Business’ specialty Alkali products also experience significant competition from producers of sodium bicarbonate, such as Church & Dwight Co., Solvay Chemicals and Natural Soda LLC.
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

Onshore Facilities and Transportation
We provide onshore facilities and transportation services to Gulf Coast crude oil refineries and producers through a combination of purchasing, transporting, storing, blending and marketing of crude oil and refined products (primarily fuel oil, asphalt, and other heavy refined products). In connection with these services, we utilize our increasingly integrated portfolio of logistical assets consisting of pipelines, trucks, terminals and barges. The integrated nature of our onshore facilities and transportation assets is particularly evident in areas such as Louisiana and Texas. Our crude oil related services include gathering crude oil from producers at the wellhead, transporting crude oil by gathering line, truck and barge to pipeline injection points, transporting crude oil for our gathering and marketing operations and for other shippers on our pipelines and marketing crude oil to refiners. Not unlike our crude oil operations, we also gather refined products from refineries, transport refined products via pipeline, truck, railcar and barge, and sell refined products to customers in wholesale markets. For certain of these services, we generate fee-based income related to the transportation services provided. In some cases, we also profit from the difference between the price at which we re-sell the crude oil and petroleum products less the price at which we purchase the crude oil and petroleum products, minus the associated costs of aggregation and transportation.
Our crude oil onshore facilities and transportation operations are concentrated in Texas, Louisiana, Alabama, Florida and Mississippi. These operations help to ensure (among other things) a base supply source for our crude oil pipeline systems, refinery customers and other shippers while providing our producer customers with a market outlet for their production. By utilizing our network of pipelines, trucks, railcars, barges, and terminals, we are able to provide transportation related services to, and in many cases back-to-back gathering and marketing arrangements with, crude oil refiners and producers. Additionally, our crude oil and petroleum product gathering and marketing expertise and knowledge base provide us with an ability to capitalize on opportunities that arise from time to time in our market areas. We gather and market approximately 24,000 Bbls/day (as of December 31, 2022) of crude oil and petroleum products, most of which is produced from large resource basins throughout Texas and the Gulf Coast. Our crude oil pipelines transport many of these barrels, as well as barrels for third party producers and refiners to which we charge fees for our transportation services. Given our network of terminals, we also have the ability to store crude oil during periods of contango (crude oil prices for future deliveries are higher than for current deliveries) for delivery in future months. When we purchase and store crude oil during periods of contango, we attempt to limit direct commodity price risk by simultaneously entering into a contract to sell the inventory in a future period, either with a counterparty or in the crude oil futures market. The most substantial component of the costs we incur while aggregating crude oil and petroleum products relates to operating our fleet of owned and leased trucks and incurring other transportation related costs.
Onshore Crude Oil Pipelines
Through the onshore pipeline systems and related assets we own and operate, we transport crude oil for our gathering and marketing operations and for other shippers pursuant to tariff rates regulated by FERC or the Railroad Commission of Texas (“TXRRC”). Accordingly, we offer transportation services to any shipper of crude oil, if the products tendered for transportation satisfy the conditions and specifications contained in the applicable tariff. Pipeline revenues are a function of the level of throughput and the particular point where the crude oil is injected into the pipeline and the delivery point. We also may earn revenue from pipeline loss allowance volumes. In exchange for bearing the risk of pipeline volumetric losses, we deduct volumetric pipeline loss allowances and crude oil quality deductions. Such allowances and deductions are offset by measurement gains and losses. When our actual volume losses are less than the related allowances and deductions, we recognize the difference as income and inventory available for sale valued at the market price for the crude oil.
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

	Texas System	Jay System	Mississippi System	Louisiana System
Product	Crude Oil	Crude Oil	Crude Oil	Crude Oil, Intermediates, and Refined Products
Interest Owned	100%	100%	100%	100%
Design Capacity (Bbls/day)	Existing 8" - 60,000 Looped 18" - 275,000	150,000	45,000	350,000
2022 Throughput (Bbls/day)	90,562	6,601	5,725	94,389
System Miles	47	143	207	51
Approximate owned tankage storage capacity (Bbls)	1,100,000	230,000	247,500	330,000
Location	Hastings Junction, TX to Webster, TX Texas City, TX to Webster, TX	Southern AL/FL to Mobile, AL	Soso, MS to Liberty, MS	Port Hudson, LA to Baton Rouge, LA Baton Rouge, LA to Port Allen, LA
Rate Regulated	FERC/TXRRC	FERC	FERC	FERC
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
•Jay System. Our Jay System provides crude oil shippers access to refineries, pipelines and storage near Mobile, Alabama. That system also includes gathering connections, additional crude oil storage capacity of approximately 20,000 barrels in the field, an interconnect with our Walnut Hill rail facility, a delivery connection to a refinery in Alabama and an interconnection to another common carrier pipeline that delivers crude oil into Mississippi.
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
•Louisiana System. Our Louisiana System connects the Anchorage Tank Farm to our Port of Baton Rouge Terminal (which was built to service Exxon Mobil Corporation’s Baton Rouge refinery, which is one of the largest refinery complexes in North America, with more than 500,000 Bbls/day of refining capacity), allowing bidirectional flow of crude oil, intermediates and refined products between the Anchorage Tank Farm and this terminal via a dedicated crude oil pipeline and a dedicated intermediates pipeline. Total daily volume for the year ended December 31, 2022 includes 28,850 and 53,459 Bbls/day of intermediate refined products and crude oil, respectively, associated with our Port of Baton Rouge Terminal pipelines. Our Louisiana system also transports crude oil from Port Hudson to our Baton Rouge Scenic Station rail unloading facility and continues downstream to the Anchorage Tank Farm. This pipeline system serves as a key asset in our integrated Baton Rouge area midstream infrastructure.

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
Customers and Competition
Our onshore facilities and transportation business encompasses numerous refiners and hundreds of producers, for which we provide transportation related services, as well as gather from and market to crude oil and refined products.
In our crude oil onshore facilities and transportation operations, we compete with other regional and local midstream service providers and companies who may have significant market share in the respective areas in which they operate. Competition among common carrier pipelines is based primarily on posted tariffs, quality of customer service and proximity to refineries, production and connecting pipelines. We believe that high capital costs, tariff regulation and the cost of acquiring rights-of-way make it unlikely that other competing pipeline systems, comparable in size and scope to our onshore pipelines, will be built in the same geographic areas in the near future. In addition, as the majority of our onshore pipelines directly serve refineries, we believe that these pipelines are not subject to the same competitive pressures as those tied directly to crude oil production.
Marine Transportation
Our marine transportation segment consists of (i) our inland marine fleet which transports intermediate refined petroleum products, including asphalt, principally serving refineries and storage terminals along the Gulf Coast, Intracoastal Canal and western river systems of the U.S., principally along the Mississippi River and its tributaries; (ii) our offshore marine fleet which transports crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean; and (iii) our modern double-hulled, Jones Act qualified tanker M/T American Phoenix which is currently under charter serving a customer along the Gulf Coast and Eastern Seaboard. The below table includes operational information relating to our marine transportation fleet:

	Inland	Offshore	American Phoenix
Aggregate Fleet Design Capacity (MBbls)	2,285	884	330
Individual Vessel Capacity Range (MBbls)(1)	23-39	65-135	330

Number of:
Push/Tug Boats	33	9	—
Barges	82	9	—
Product Tankers	—	—	1
(1)Represents capacity per barge ranges on our inland and offshore barge, as well as the capacity of our M/T American Phoenix.
Customers
Our marine customers are primarily refiners and large energy companies. Our M/T American Phoenix is currently operating under a charter with a refining customer. We are a provider of transportation services for our customers and, in almost all cases, do not assume ownership of the products we transport. Marine transportation services are conducted under term contracts, some of which have renewal options for customers with whom we have traditionally had long-standing relationships, as well as spot contracts. Most of our customers have been our customers for many years and we generally anticipate continued relationships; however, there is no assurance that any individual contract will be renewed.
A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate us from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented over 95% of our marine transportation revenues under term contracts during 2022 and 2021. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. During 2022, we continued to enter into more short term spot contracts because we believe the day rates for term contracts being offered by the market have yet to fully recover from their cyclical lows. During 2022 and 2021, approximately 46% and 49%, respectively, of our marine transportation revenues were from term contracts and 54% and 51%, respectively, were from spot contracts.
Competition
Our competitors for the marine transportation of crude oil and heavy refined petroleum products are both midstream MLPs with marine transportation divisions, refineries, along with companies that are in the business of solely marine transportation operations. Competition among common marine carriers is based on a number of factors including proximity to production, refineries and connecting infrastructures, customer service, and transportation pricing.
Our marine transportation segment also competes with other modes of transporting crude oil and heavy refined petroleum products, including pipeline, rail and trucking operations. Each mode of transportation has different advantages and disadvantages, which often are fact and circumstance dependent. For example, without requiring longer-term economic commitments from shippers, marine and truck transportation can offer shippers much more flexibility to access numerous markets in multiple directions (i.e., pipelines tend to flow in a single direction and are geographically limited by their receipt and delivery points with other pipelines and facilities), and our marine transportation offers shippers certain economies of scale as compared to truck transportation. In addition, due to construction costs and timing considerations, marine and truck transportation can provide cost effective and immediate services to a nascent producing region, whereas new pipelines can be very expensive and time consuming to construct and may require shippers to make longer-term economic commitments, such as take-or-pay commitments. On the other hand, in mature developed areas serviced by extensive, multi-directional pipelines, with extensive connections to various market, pipeline transportation may be preferred by shippers, especially if shippers are willing to make longer-term economic commitments, such as take-or-pay commitments. Lastly, all but four of our inland marine transportation barges are asphalt capable and heated, which allows us to transport intermediate refined products which other modes of transportation are not necessarily equipped to handle.
Credit Exposure
Due to the nature of our operations, a disproportionate percentage of our trade receivables constitute obligations of refiners, large oil producers and integrated oil companies. This energy industry concentration has the potential to affect our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our specific customer base in the context of our specific transactions as well as other factors, including the strategic nature of certain of our assets and relationships and our credit procedures. Our portfolio of accounts receivable is generally comprised in large part of obligations of refiners, integrated and large independent oil and natural gas producers, and mining and other industrial companies that purchase NaHS and soda ash, most of which have stable payment histories. The credit risk related to exchange-traded contracts is limited due to the daily cash settlement procedures and other exchange related requirements.
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
As a result of our activities in the Gulf of Mexico and onshore (including our Alkali Business), our largest customers include Shell, Exxon Mobil Corporation, Phillips 66, Occidental Petroleum Corporation (“Occidental”) and ANSAC.
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
Employees and Collective Bargaining Agreements
To carry out our business activities, we employed 2,109 employees at December 31, 2022. Approximately 700 of those employees were covered under collective bargaining agreements. These collective bargaining agreements cover wage increases and other benefits, including the defined benefit pension plan, the post-employment benefit plan and the enhanced 401(k) retirement savings plan. We consider our relationship with the union strong, and our relationship with our employees, including those covered by collective bargaining agreements, to be in good standing.
Safety
Safety is one of our guiding principles and it is our intention to create and sustain a workplace free from recognized safety and health hazards. We have implemented safety programs and management practices to promote a culture of safety, which include policies, training, procedures, audits, inspections, incident evaluations, data analysis, reporting and communications. We also established annual safety and health targets for total recordable injury and illness rates, and tied a portion of our management compensation to safety related goals to emphasize the importance of safety at the Company.
Employee Compensation and Benefits
Our compensation programs are integrated with our overall business strategies and management processes to incentivize performance, maximize returns and build shareholder value. We participate in market surveys as well as work with consultants to benchmark our compensation and benefits programs to help us offer competitive remuneration packages to attract and retain high-performing employees.
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
Employee Development
Our success as a company is measured by the successful performance of our employees in their respective roles. Thus, it is our policy to properly train and equip each employee to perform his or her job functions safely and in compliance with all laws, regulations and internal procedures.
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
Effective January 1, 1995, FERC promulgated rules simplifying and streamlining the ratemaking process. Previously established rates were “grandfathered,” limiting the challenges that could be made to existing tariff rates. Increases from grandfathered rates of interstate oil pipelines are currently regulated by FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the year-to-year change in an index. Under FERC regulations, we are able to change our rates within prescribed ceiling levels that are tied to the Producer Price Index for Finished Goods. Rate increases made pursuant to the index are presumed to be just and reasonable. They will be subject to protest, but such protests must show that the rate increase resulting from application of the index is substantially in excess of the applicable pipeline’s increase in costs. We may be required to lower our rates if the ceiling level decreases below our existing rates in a given year. The FERC indexing is subject to review and revision every five years. On December 17, 2020, the FERC issued a final rule setting the index for the five-year period beginning July 1, 2021, and ending on June 30, 2026, at PPI plus 0.78%. On January 20, 2022, the FERC granted a rehearing of certain aspects of the final rule and revised the index level to PPI minus 0.21% effective March 1, 2022 through June 30, 2026. The FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI minus 0.21% to file rate reductions effective March 1, 2022. Subsequent appellate review could result in a further change to the index.
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
Our intrastate common carrier pipeline operations in Texas are subject to regulation by the TXRRC. The applicable Texas statutes require that pipeline rates and practices be reasonable and non-discriminatory and that pipeline rates provide a fair return on the aggregate value of the property of a common carrier, after providing reasonable allowance for depreciation and other factors and for reasonable operating expenses. Although no assurance can be given that the tariffs we charge would ultimately be upheld if challenged, we believe that the tariffs now in effect can be sustained.
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
Regulation of the Mining Industry in the United States
We have the right to mine trona through leases we hold from the U.S. Federal government, the State of Wyoming and Sweetwater Trona OpCo LLC (“Sweetwater”). Our leases with the U.S. government are issued under the provisions of the Mineral Leasing Act of 1920 (30 U.S.C. 18 et. Seq.) and are administered by the U.S. Bureau of Land Management (“BLM”) and our leases with the state of Wyoming are issued under Wyoming Statutes 36-6-101 et. seq. Sweetwater acquired the leases and interests from Anadarko Land Corporation, a subsidiary of Occidental following Occidental’s August 2019 acquisition of Anadarko Petroleum Corporation, who was the successor to rights originally granted to the Union Pacific Railroad in connection with the construction of the first transcontinental railroad in North America. For more information, please see discussion of “Overview of Mining Property and Operations” in Item 2 below.
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
Our mining operations in Wyoming are subject to mine permits issued by the Land Quality Division of the Wyoming Department of Environmental Quality (“WDEQ”). WDEQ imposes detailed reclamation obligations on us as a holder of mine permits. As of December 31, 2022, the amount of our reclamation bonds totaled to approximately $83 million. The amount of the bonds are subject to change based upon periodic re-evaluation by WDEQ.
The health and safety of our employees working underground and on the surface are subject to detailed regulation. The safety of our operations at Westvaco are regulated by the U.S. Mine Safety and Health Administration (“MSHA”) and our Granger facility by the Wyoming Occupational Safety and Health Administration (“Wyoming OSHA”). MSHA administers the provisions of the Federal Mine Safety and Health Act of 1977 and enforces compliance with that statute’s mandatory safety and health standards. As part of MSHA’s oversight, representatives perform at least four unannounced inspections (approximately once quarterly) each year at Westvaco. Wyoming OSHA regulates the health and safety of non-mining operations under a plan approved by the U.S. Occupational Health and Safety Administration. When our Granger facility was restarted in 2009 on brine (solution) mine feed (i.e., without any miners working underground), Wyoming OSHA assumed responsibility for the facility.
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
The scope of waters regulated under the CWA has fluctuated in recent years. On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or Corps, jointly promulgated final rules expanding the scope of waters protected under the Clean Water Act. However, on October 22, 2019, the agencies repealed the 2015 rules, and then, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rules, and significantly reducing the waters subject to federal regulation under the Clean Water Act. On August 30, 2021, a federal court struck down the replacement rule and, on January 18, 2023, the EPA and the Corps published a final rule that would restore water protections that were in place prior to 2015. Meanwhile, in October 2022, the Supreme Court heard oral argument in a case addressing the proper test for determining whether wetlands are “waters of the United States.” As a result of such recent developments, substantial uncertainty exists regarding the scope of waters protected under the Clean Water Act. To the extent the rules expand the range of properties subject to the Clean Water Act's jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
On August 16, 2012, the EPA published final regulations under the CAA that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, on August 13, 2020, in response to an executive order by former President Trump to review and revise unduly burdensome regulations, the EPA amended the 2012 and 2016 New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, President Biden signed into law a joint resolution of Congress disapproving the 2020 amendments (with the exception of some technical changes) thereby reinstating the 2012 and 2016 New Source Performance standards. The EPA expects owners and operators of regulated sources to take “immediate steps” to comply with these standards. Additionally, on November 15, 2021, the EPA published a proposed rule that would expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries, and prohibiting venting of natural gas in certain situations. On December 6, 2022, the EPA published a supplemental proposal to strengthen and expand the November 2021 proposed rule by increasing the scope of required monitoring of fugitive emissions and require continuous monitoring and inspection of control devices. These new standards, to the extent implemented, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions.
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
Climate Change - In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Accordingly, in recent years, federal, state, and local governments have taken steps to reduce emissions of GHGs. On August 16, 2022, President Biden signed into law the Inflation Reduction Act (“IRA”), which includes billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. These incentives could accelerate the transition of the economy away from the use of fossil fuels towards lower or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, the oil and natural gas that we store, transport and sell and adversely impact our business.
The EPA has also finalized a series of GHG monitoring, reporting and emission control rules for the oil and natural gas industry, and almost half of the states, either individually or through multi-state regional initiatives, have taken legal measures to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap-and-trade programs. In addition, states have imposed increasingly stringent requirements related to the venting or flaring of gas during oil and gas operations. The net effect of this regulatory regime is to impose increasing costs on the combustion of carbon-based fuels such as crude oil, refined petroleum products and natural gas. Our compliance with any future legislation or regulation of GHGs, if adopted, may result in materially increased compliance and operating costs.
In addition, in December 2015, the United States participated in the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. Although the United States withdrew from the Paris Agreement, effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, which took effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties (COP-26) in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce GHG emissions, including reducing global methane emissions by at least 30% by 2030. The urgency to reduce GHG emissions was further emphasized in the 27th Conference of the Parties (COP-27) in Sharm El-Sheikh, Egypt. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international climate commitments.
Legislative efforts or related implementation regulations that regulate or restrict emissions of GHGs in areas that we conduct business could adversely affect the demand for the products that we transport, store and distribute and, depending on the particular program adopted, could increase our costs to operate and maintain our facilities by requiring that we, among other things, measure and report our emissions, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any fees or taxes related to our GHG emissions and administer and manage a GHG emissions program. We may be unable to include some or all of such increased costs in the rates charged by our pipelines or other facilities, and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before the FERC or state regulatory agencies and the provisions of any final legislation or implementing regulations. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby adversely affect demand for the crude oil and natural gas that we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations. It is not possible at this time to predict with any accuracy the structure or outcome of any future legislative or regulatory efforts to address such emissions or the eventual costs to us of compliance.
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
Safety and Security Regulations
Our crude oil pipelines are subject to construction, installation, operation and safety regulation by the U.S. Department of Transportation (“DOT”) Pipeline and Hazardous Materials Safety Administration, or PHMSA, and various other federal, state and local agencies under various provisions of Title 49 of the United States Code and comparable state statutes. Congress has enacted several pipeline safety acts over the years. The Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011 (the “Pipeline Safety Act”) provides for regulation of the nation’s pipelines, penalties for violations of pipeline safety rules, and other DOT matters. The Pipeline Safety Act currently provides for significant financial penalties involving non-compliance with DOT regulations. In addition, the Pipeline Safety Act includes additional safety requirements for newly constructed pipelines. In June 2016, Congress approved new pipeline safety legislation, the “Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2016,” or the 2016 PIPES Act, which provides the PHMSA with additional authority to address imminent hazards by imposing emergency restrictions, prohibitions, and safety measures on owners and operators of gas or hazardous liquids pipeline facilities. In December 2020, the “Protecting Our Infrastructure of Pipelines and Enhancing Safety Act of 2020,” or the 2020 PIPES Act, was signed into law. The 2020 PIPES Act extends the PHMSA’s statutory mandate through 2023. It continues the legislative mandates that were established in the 2016 PIPES Act and creates new regulatory mandates, including, among other things: (i) requiring regulations prescribing the applicability of pipeline safety requirements to idled natural gas transmission and hazardous liquids pipelines; (ii) the creation of new leak detection and repair programs that impact certain natural gas gathering, transmission, and distribution lines; and (iii) necessitating updates to gas pipeline and hazardous liquid pipeline facility inspection and maintenance plans.
The PHMSA administers pipeline safety requirements for natural gas and hazardous liquid pipelines pursuant to detailed regulations set forth in 49 C.F.R. Parts 190 to 199. These regulations, among other things, address pipeline integrity management and pipeline operator qualification rules and specify how companies should assess, evaluate, validate and maintain the integrity of pipeline segments that, in the event of a release, could impact High Consequence Areas, or HCAs, which include populated areas, unusually sensitive areas and commercially navigable waterways. We are subject to the PHMSA Integrity Management, or IM, regulations, which require that we perform baseline assessments of all pipelines that could affect a HCA, and to continually assess all pipelines at specified intervals to periodically evaluate the integrity of each pipeline segment that could affect a HCA. The integrity of these pipelines must be assessed by internal inspection, pressure test, or equivalent alternative new technology. We must also abide by an Integrity Management Plan, or IMP, that details the risk assessment factors, the overall risk rating for each segment of pipe, a schedule for completing the integrity assessment, the methods to assess pipeline integrity, and an explanation of the assessment methods selected. No assurance can be given that the cost of testing and the required rehabilitation identified will not be material costs to us that may not be fully recoverable by tariff increases.
The PHMSA has issued a number of rulemakings in response to the Pipeline Safety Act, the 2016 PIPES Act, and the 2020 PIPES Act, as well as prior statutes, concerning pipeline safety that impact our pipeline facilities. Over the past several years, the PHMSA adopted additional regulations for natural gas and hazardous liquid pipeline safety. In particular, on October 1, 2019, the PHMSA published final rules to expand its IM requirements and impose new pressure testing requirements on regulated pipelines, including certain segments outside HCAs that became effective on July 1, 2020. Among other things, the rules require all hazardous liquid pipelines in or affecting an HCA to be capable of accommodating in-line inspection tools within the next 20 years. In addition, the final rule imposes inspection requirements on pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes, or other similar events that are likely to damage infrastructure. The rules also extend reporting requirements to certain previously unregulated hazardous liquid gravity and rural gathering lines. Many of the requirements will be phased in over an extended compliance schedule. Also, on November 15, 2021, the PHMSA published a final rule extending reporting requirements to all onshore gas gathering operators and establishing a set of minimum safety requirements for certain gas gathering pipelines with large diameters and high operating pressures. On December 27, 2021, the PHMSA published an Interim Final Rule that designates the Great Lakes, coastal beaches, and marine coastal waters as “Unusually Sensitive Areas,” extending more stringent IMP requirements to hazardous liquid pipelines near such areas. Additional final rules were announced in 2022, including a final rule regarding the installation of rupture-mitigation valves, published on April 8, 2022. Further, on August 24, 2022, the PHMSA published a final rule strengthening integrity management requirements for onshore gas transmission lines, bolstering corrosion control standards and repair criteria, and imposing new requirements for inspections after extreme weather events. Also, on June 7, 2021, the PHMSA issued an advisory bulletin reminding pipeline owners and operators that, pursuant to legislation signed into law in December 2020, they must take several steps to eliminate hazardous leaks and minimize releases of natural gas by December 27, 2021. Significant expenses could be incurred in the future if additional safety measures are required or if safety standards are raised and exceed the current pipeline control system capabilities.
We have developed a Risk Management Plan required by the PHMSA as part of our IMP. This plan is intended to minimize the offsite consequences of catastrophic spills. As part of this program, we have developed a mapping program. This mapping program identified HCAs and unusually sensitive areas along the pipeline right-of-ways in addition to mapping of shorelines to characterize the potential impact of a spill of crude oil on waterways.
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
On May 27, 2021, the Department of Homeland Security’s Transportation Security Administration (“TSA”) announced Security Directive Pipeline-2021-01 that requires us, as a critical pipeline owner, to report confirmed and potential cybersecurity incidents to the DHS Cybersecurity and Infrastructure Security Agency (“CISA”) and to designate a Cybersecurity Coordinator. It also requires us and the third-party operators of our assets to review current practices as well as to identify any gaps and related remediation measures to address cyber-related risks and report the results to TSA and CISA within 30 days. We designated a Cybersecurity Coordinator, developed a plan to comply with mandatory reporting timeframes and completed the vulnerability assessment required under this directive in 2021. On July 20, 2021, the TSA issued a second Security Directive. Then, on July 27, 2022, a third TSA-issued Security Directive took effect. We have evaluated the impacts of this second directive to our pipeline business and have made significant progress in compliance. See “Compliance with and changes in cybersecurity requirements has a cost impact on our business, and failure to comply with such laws and regulations could have an impact on our assets, costs, revenue generation and growth opportunities.”
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
•The Inflation Reduction Act could accelerate the transition to a low carbon economy and impose new costs on our operations.
•Continuing or worsening inflationary pressures and associated changes in monetary policy have resulted in and may result in additional increases to our operating costs, which in turn have caused and may continue to cause our capital expenditures and operating costs to rise.
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
•We cannot predict the impact of the ongoing military conflict between Russia and Ukraine and the related humanitarian crisis on the global economy, energy markets, geopolitical stability and our business.
•Our business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions.
•Compliance with and changes in cyber security requirements have a cost impact on our business.
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
Our strategy contemplates substantial growth through the development and acquisition of a wide range of midstream and other infrastructure and mining assets while maintaining a strong balance sheet. This strategy includes constructing and acquiring additional assets and businesses to enhance our ability to compete effectively, diversify our asset portfolio and, thereby, provide more stable cash flow. We regularly consider and enter into discussions regarding additional potential joint ventures, stand-alone projects and other transactions that we believe will present opportunities to realize synergies, expand our role in the infrastructure and mining businesses, and increase our market position and, ultimately, increase distributions to unitholders. A number of factors could adversely affect our ability to execute our growth strategy, including an inability to raise adequate capital on acceptable terms, competition from competitors and/or an inability to successfully integrate one or more acquired businesses into our operations.
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
The amount of cash we distribute to our common unitholders principally depends upon margins we generate from our businesses, which fluctuate from quarter to quarter based on, among other things: the volumes and prices at which we purchase and sell crude oil, natural gas, refined products and caustic soda; the volumes of sodium hydrosulfide, or NaHS, and soda ash that we receive for our sodium minerals and sulfur services and the prices at which we sell NaHS and soda ash; the demand for our services; the level of competition; the level of our operating costs; the effect of worldwide energy conservation measures; governmental regulations and taxes; the level of our general and administrative costs; and prevailing economic conditions.
In addition, the actual amount of cash we will have available for distribution to our common unitholders will depend on other factors that include: the level of capital expenditures and costs associated with asset retirement obligations we make, including the cost of acquisitions (if any); our debt service requirements; fluctuations in our working capital; restrictions on distributions contained in our debt instruments or organizational documents governing our joint ventures and unrestricted subsidiaries; distributions we pay to our Class A Convertible Preferred unitholders; our ability to borrow under our senior secured credit facility to pay distributions; and the amount of cash reserves required in the conduct of our business.
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
We access commodity volumes through various sources, such as our mines, producers, service providers (including gatherers, shippers, marketers and other aggregators) and refiners. Depending on the needs of each customer and the market in which it operates, we can provide a service for a fee (as in the case of our pipeline, terminal, marine vessel and railcar transportation operations), we can acquire the commodity from our customer and resell it to another party, or, in the case of soda ash, we can produce the commodity ourselves.
Our source of volumes depends on successful exploration and development of additional crude oil and natural gas reserves by others; our successful development of our trona reserves; continued demand for refining and our related sulfur removal and other services, for which we are paid in NaHS; the breadth and depth of our logistics operations; the extent that third parties provide NaHS for resale; and other matters beyond our control.
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
Demand for our services is dependent on the demand for crude oil and natural gas. Any decrease in demand for crude oil or natural gas, including by those refineries or connecting carriers to which we deliver could adversely affect our cash flows. The demand for crude oil also is dependent on the competition from refineries, the impact of future economic conditions, fuel conservation measures, alternative fuel requirements or alternative fuel sources such as electricity, coal, fuel oils or nuclear energy, government regulation or technological advances in fuel economy and energy generation devices, all of which could reduce demand for our services. A reduction in demand for our services in the markets we serve could result in impairments of our assets and have a material adverse effect on our business, financial condition and results of operations. Demand for our soda ash is dependent on worldwide economic conditions and the use of everyday end products that utilize soda ash in their production process. Soda ash is a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent, solar panels, lithium batteries and a variety of chemicals and other industrial products. Demand could be adversely affected by economic recessions and many other factors.

Our ability to access NaHS depends primarily on the demand for our proprietary sulfur removal process. Demand for our services could be adversely affected by many factors, including lower refinery utilization rates, U.S. refineries accessing more “sweet” (instead of “sour”) crude and the development of alternative sulfur removal processes that might be more economically beneficial to refiners. We are dependent on third parties for caustic soda for use in our sulfur removal process as well as volume to market to third parties. Should regulatory requirements or operational difficulties disrupt the manufacture of caustic soda by these producers, we could be affected. Caustic soda is a major component of the proprietary sulfur removal process we provide to our refinery customers. Because we are a large consumer of caustic soda, we can leverage our economies of scale and logistics capabilities to effectively market caustic soda to third parties. NaHS, the resulting by-product from our sulfur removal operations, is a vital ingredient in a number of industrial and consumer products and processes. Any decrease in the supply of caustic soda could affect our ability to provide sulfur removal services to refiners and any decrease in the demand for NaHS by the parties to whom we sell the NaHS could adversely affect our business. Refineries’ need for our sulfur removal services is also dependent on refining competition from other refineries by refiners to process more “sweet” (instead of “sour”) crude, the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, government regulation or technological advances in fuel economy and energy generation devices, all of which could reduce demand for our services.
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
We face intense competition to obtain crude oil, natural gas and refined products volumes and to sell and market soda ash.
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
Additionally, on our onshore pipelines, most of our third-party shippers do not have long-term contractual commitments to ship crude oil on our pipelines. A decision by a shipper to substantially reduce or cease to ship volumes of crude oil on our pipelines could cause a significant decline in our revenues. In Mississippi, we are dependent on interconnections with other pipelines to provide shippers with a market for their crude oil, and in Texas we are dependent on interconnections with other pipelines to provide shippers with transportation to our pipeline. Any reduction of throughput available to our shippers on these interconnecting pipelines as a result of testing, pipeline repair, reduced operating pressures or other causes could result in reduced throughput on our pipelines that would adversely affect our cash flows and results of operations.
Fluctuations in demand for crude oil or natural gas or availability of refined products or NaHS, such as those caused by refinery downtime or shutdowns, can negatively affect our operating results. Reduced demand in areas we service with our pipelines, marine vessels, rail facilities and trucks can result in less demand for our transportation services.
Competition in our Alkali Business is based on a number of factors, including price, favorable logistics, customer service, and the cost of production of natural soda ash (including energy costs and raw materials, amongst others). Adverse effects to these factors could negatively affect our operating results.
Many of our crude oil and natural gas transportation customers are producers whose drilling activity levels and spending for transportation have historically been, and may continue to be, impacted by volatility in the commodity markets.

Many of our customers finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity. Extreme volatility in commodity prices has caused many of our customers’ equity value to substantially decline. New credit facilities and other debt financing from institutional sources have generally become more difficult and expensive to obtain, and there may be a general reduction in the amount of credit available in the markets in which we conduct business. Over the last two years, prices for crude oil ranged from a high of over $120 per barrel to a low of less than $20 per barrel, and such extreme volatility may continue going forward. Adverse price changes put downward pressure on drilling budgets for crude oil and natural gas producers, which have resulted, and could continue to result, in lower volumes than we otherwise would have seen being transported on our pipeline and transportation systems, which could have a material negative impact on our revenues and prospects.
Fluctuations in prices for crude oil, refined petroleum products, NaHS, soda ash and caustic soda could adversely affect our business.
Because we purchase (or otherwise acquire or, in the case of soda ash, produce) and sell crude oil, refined petroleum products, NaHS, soda ash and caustic soda we are exposed to some direct commodity price risks. Prices for those commodities can fluctuate in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control, which could have an adverse effect on our cash flows, profit and/or Segment Margin. We attempt to limit those commodity price risks through back-to-back purchases and sales, hedges and other contractual arrangements; however, we cannot completely eliminate our commodity price risk exposure.
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
From time to time in connection with our business, we may lease or otherwise secure the right to use certain third party assets (such as railcars, trucks, barges, pipeline capacity, storage capacity and other similar assets) with the expectation that the revenues we generate through the use of such assets will be greater than the fixed costs we incur pursuant to the applicable leases or other arrangements. However, when such assets are not utilized or are under-utilized (including pressure on the rates we charge), our profitability is negatively affected because the revenues we earn are either non-existent or reduced (in the event of under-utilization), but we remain obligated to continue paying any applicable fixed charges, in addition to incurring any other costs attributable to the non-utilization of such assets. For example, in connection with our operations, we lease all of our railcars that obligate us to pay the applicable lease rate without regard to utilization. If business conditions are such that we do not utilize a portion of our leased assets for any period of time, we will still be obligated to pay the applicable fixed lease rate. In addition, during the period of time that we are not utilizing such assets, we will incur incremental costs associated with the cost of storing such assets, and we will continue to incur costs for maintenance and upkeep. Our failure to utilize a significant portion of our leased assets and other similar assets could have a significant negative impact on our profitability and cash flows.
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
Due to the nature of joint ventures, each participant (including us) in our material joint ventures has made substantial investments (including contributions and other commitments) in that joint venture and, accordingly, has required that the relevant charter documents contain certain features designed to provide each participant with the opportunity to participate in the management of the joint venture and to protect its investment in that joint venture, as well as any other assets which may be substantially dependent on or otherwise affected by the activities of that joint venture. These participation and protective features often include a governance structure that consists of a management committee or other governing body composed of members or member-designees, only some of which are appointed by us. In addition, many of our joint ventures are operated by our “partners” and have “stand-alone” credit agreements that limit their freedom to take certain actions. Thus, without the concurrence of the other joint venture participants and/or the lenders of our joint venture participants, we cannot cause our joint ventures to take or not to take certain actions, even though those actions may be in the best interest of the joint ventures or us.

The insolvency of an operator of our joint ventures, the failure of an operator of our joint ventures to adequately perform operations or an operator’s breach of applicable agreements could reduce our revenue and cash flow and result in our liability to governmental authorities for compliance with environmental, safety and other regulatory requirements and to the operator’s suppliers and vendors. As a result, the success and timing of development activities of our joint ventures operated by others and the economic results derived therefrom depends upon a number of factors outside our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, and the inclusion of other participants.
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
During the year ended December 31, 2022, our marine transportation segment received approximately 46% of its revenue from time charters and other fixed contracts, which help to insulate us from revenue fluctuations caused by weather, navigational delays and short-term market declines. We earned approximately 54% of our marine transportation revenues from spot contracts, where competition is high and rates are typically volatile and subject to short-term market fluctuations, and where we could bear the risk of vessel downtime due to weather and navigational delays. If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit. There can be no assurance that we will be able to enter into future time charters or other fixed contracts on terms favorable to us. For further discussion of our marine transportation contracts, see “Marine Transportation - Customers”.
A decrease in the cost of importing refined petroleum products could cause demand for U.S. flag product carrier and barge capacity and charter rates to decline, which would decrease our revenues and cash flows from operations.
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
We have outstanding debt and the ability to incur more debt. As of December 31, 2022, we had approximately $205.4 million outstanding under our senior secured credit facility, $2.9 billion of senior unsecured notes and $425.0 million of Alkali senior secured notes. We must comply with various affirmative and negative covenants contained in our credit agreement and the indentures or purchase agreement governing our notes, some of which may restrict the way in which we would like to conduct our business. Among other things, these covenants limit or will limit our ability to incur additional indebtedness or liens, make payments in respect of or redeem or acquire any debt or equity issued by us, sell assets, make loans or investments, make guarantees, enter into any hedging agreement for speculative purposes, acquire or be acquired by other companies, and amend some of our contracts.
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
We may incur additional indebtedness (public or private) in the future under our existing credit agreement, by issuing debt instruments, under new credit agreements, under joint venture credit agreements, under new credit agreements of our unrestricted subsidiaries, under finance leases or synthetic leases, on a project-finance or other basis or a combination of any of these. If we incur additional indebtedness in the future, it likely would be under our existing or replacement credit agreement or under arrangements that may have terms and conditions at least as or even more restrictive as those contained in our existing credit agreement and the indentures or purchase agreement governing our existing notes. Failure to comply with the terms and conditions of any existing or future indebtedness would constitute an event of default. If an event of default occurs, the lenders or noteholders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness. In addition, if there is a change of control as described in our senior secured credit facility, that would be an event of default, unless our creditors agreed otherwise, and, under our senior secured credit facility, any such event could limit our ability to fulfill our obligations under our debt instruments and to make cash distributions to unitholders which could adversely affect the market price of our securities.
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
The capital markets (debt and equity) have previously been disrupted and volatile as a result of adverse conditions, including recessionary pressures, bubble-effects and precipitous commodity price declines. These circumstances and events, which can last for extended periods of time, have led to reduced capital availability, tighter lending standards and higher interest rates on loans for companies in the energy industry, especially non-investment grade companies. Although we cannot predict the future condition of the capital markets, future turmoil in capital markets and the related higher cost of capital could have a material adverse effect on our business, liquidity, financial condition and cash flows, particularly if our ability to borrow money from lenders or access the capital markets to finance our operations were to be limited.
If we are unable to access the amounts and types of capital we seek at a cost and/or on terms that have been available to us historically, we could be materially and adversely affected. Such an inability to access capital, including renewing and extending the terms at the relevant time on our existing debt, including the debt at our unrestricted subsidiaries, could limit or prohibit our ability to execute significant portions of our business plan, such as executing our growth strategy and/or optimizing our capital structure.
Our actual construction, development and acquisition costs could exceed our forecast, and our cash flow from construction and development projects may not be immediate.
Our forecast contemplates significant expenditures for the development, construction or other acquisition of on shore and offshore infrastructure as well as mining assets, including some construction and development projects with technological challenges. We (or our joint ventures) may not be able to complete our projects at the costs or within the timeframes currently estimated. If we (or our joint ventures) experience material cost overruns, we will have to finance these overruns using one or more of the following methods: using cash from operations; delaying other planned projects; incurring additional indebtedness; or issuing additional debt or equity.
Any or all of these methods may not be available when needed, may be prohibited or restricted by our or our joint venture’s debt or other contractual arrangements or may adversely affect our future results of operations.
In addition, some construction projects require substantial investments over a long period of time before they begin generating any meaningful cash flow.
The Inflation Reduction Act could accelerate the transition to a low carbon economy and impose new costs on our operations.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act (“IRA”) which, among other provisions, imposes a fee on methane emissions from sources required to report their greenhouse gas emissions to the U.S. Environmental Protection Agency, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. Beginning in 2024, the IRA’s methane emissions charge imposes a fee on excess methane emissions from certain oil and gas facilities, starting at $900 per metric ton of leaked methane in 2024 and rising to $1,200 in 2025, and $1,500 for 2026 and thereafter. The imposition of this fee and other provisions contained within the IRA could accelerate the transition away from oil and gas, which could adversely affect our business and results of operations.
Fluctuations in interest rates could adversely affect our business.
We have exposure to movements in interest rates. The interest rates on our senior secured credit facility ($205.4 million outstanding at December 31, 2022) and the debt at certain of our unrestricted subsidiaries is variable. Our results of operations and our cash flow, as well as our access to future capital and our ability to fund our growth strategy, could be adversely affected by significant increases in interest rates. As of December 31, 2022, obligations under our senior secured credit facility bear interest at the Secured Overnight Financing Rate (“SOFR”), which recently replaced the historical LIBOR benchmark under our credit agreement, or an alternate base rate at our option, plus the applicable margin in accordance with our credit agreement. We have not historically hedged our interest rates. Adverse effects to interest rates could have a negative effect on our financial condition, operating results and cash flow.
An increase in interest rates may also cause a corresponding decline in demand for equity investments, in general, and in particular, for yield-based equity investments such as our common units. Any such reduction in demand for our common units resulting from other more attractive investment opportunities may cause the trading price of our common units to decline.
Continuing or worsening inflationary pressures and associated changes in monetary policy have resulted in and may result in additional increases to our operating costs, which in turn have caused and may continue to cause our capital expenditures and operating costs to rise.
The U.S. inflation rate increased in 2021 and 2022 and may continue to increase in 2023. These inflationary pressures have resulted in and may result in additional increases to our operating costs, which in turn have caused and may continue to cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the Federal Reserve and other central banks to increase interest rates, which have the effects of raising the cost of capital, including the cost of borrowings under our credit facility, and depressing economic growth, either of which - or the combination thereof - could hurt the financial and operating results of our business.

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
In recent years, federal, state, and local governments have taken steps to reduce emissions of GHGs. For example, the IRA includes billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. These incentives could accelerate the transition of the economy away from the use of fossil fuels towards lower or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, the oil and natural gas that we store, transport and sell and adversely impact our business.
The EPA has also finalized a series of GHG monitoring, reporting and emission control rules for the oil and natural gas industry, and almost half of the states, either individually or through multi-state regional initiatives, have already taken legal measures to reduce GHG emissions, primarily through the planned development of GHG emission inventories and/or GHG cap-and-trade programs. In addition, states have imposed increasingly stringent requirements related to the venting or flaring of gas during oil and gas operations.
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
Efforts to regulate or restrict emissions of GHGs in areas that we conduct business could adversely affect the demand for the products that we transport, store and distribute and, depending on the particular program adopted, could increase our costs to operate and maintain our facilities by requiring that we, among other things, measure and report our emissions, install new emission controls on our facilities, acquire allowances to authorize our GHG emissions, pay any fees or taxes related to our GHG emissions and administer and manage a GHG emissions program. We may be unable to include some or all of such increased costs in the rates charged by our pipelines or other facilities, and any such recovery may depend on events beyond our control, including the outcome of future rate proceedings before the FERC or state regulatory agencies and the provisions of any final legislation or implementing regulations. Any GHG emissions legislation or regulatory programs applicable to power plants or refineries could also increase the cost of consuming, and thereby adversely affect demand for the crude oil and natural gas that we produce. Consequently, legislation and regulatory programs to reduce GHG emissions could have an adverse effect on our business, financial condition and results of operations. It is not possible at this time to predict with any accuracy the structure or outcome of any future legislative or regulatory efforts to address such emissions or the eventual costs to us of compliance.
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
Our business would be adversely affected if the Jones Act provisions on coastwise trade or international trade agreements were modified or repealed or as a result of modifications to existing legislation or regulations governing the crude oil and natural gas industry.
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
James E. Davison and James E. Davison, Jr., each of whom is a director of our general partner, each own a significant portion of our common units, including our Class B Common Units, the holders of which elect our directors. Other members of the Davison family also own a significant portion of our common units. Collectively, members of the Davison family and their affiliates own approximately 11.1% of our Class A Common Units and 77.0% of our Class B Common Units and are able to exert significant influence over us, including the ability to elect at least a majority of the members of our board of directors and the ability to control most matters requiring board approval, such as material business strategies, mergers, business combinations, acquisitions or dispositions of assets, issuances of additional partnership securities, incurrences of debt or other financings and payments of distributions. In addition, the existence of a controlling group (if one were to form) may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire us, which may adversely affect the market price of our common units. Further, conflicts of interest may arise between us and other entities for which members of the Davison family serve as officers or directors. In resolving any conflicts that may arise, such members of the Davison family may favor the interests of another entity over our interests.
Members of the Davison family own, control and have interests in diverse companies, some of which may (or could in the future) compete directly or indirectly with us. As a result, the interests of the members of the Davison family may not always be consistent with our interests or the interests of our other unitholders. Members of the Davison family could also pursue acquisitions or business opportunities that may be complementary to our business. Our organizational documents allow the holders of our units (including affiliates, like the Davisons’) to take advantage of such corporate opportunities without first presenting such opportunities to us. As a result, corporate opportunities that may benefit us may not be available to us in a timely manner, or at all. To the extent that conflicts of interest may arise among us and any member of the Davison family, those conflicts may be resolved in a manner adverse to us or you. Other potential conflicts may involve, among others, the following situations: our general partner is allowed to take into account the interest of parties other than us, such as one or more of its affiliates, in resolving conflicts of interest; our general partner may limit its liability and reduce its fiduciary duties, while also restricting the remedies available to our unitholders for actions that, without such limitations, might constitute breaches of fiduciary duty; our general partner determines the amount and timing of asset purchases and sales, capital expenditures, borrowings, issuance of additional partnership securities, reimbursements and enforcement of obligations to the general partner and its affiliates, retention of counsel, accountants and service providers and cash reserves, each of which can also affect the amount of cash that is distributed to our unitholders; and our general partner determines which costs incurred by it and its affiliates are reimbursable by us and the reimbursement of these costs and of any services provided by our general partner could adversely affect our ability to pay cash distributions to our unitholders.
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
If at any time we, our general partner and our and its subsidiaries own 80% or more of the Class A or Class B units, our general partner will have the right, but not the obligation, which it may assign to us or our subsidiaries, to acquire all, but not less than all, of the Class A or Class B units, respectively, held by unaffiliated persons at a price not less than the greater of (i) their then-current market price and (ii) the highest price paid by our general partners, us or our respective subsidiaries for such class of units in the 90 days preceding the purchase notice. As a result, unitholders may be required to sell their units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units.
The interruption of distributions to us from our subsidiaries and joint ventures could affect our ability to make payments on indebtedness or cash distributions to our unitholders.
We are a holding company. As such, our primary assets are the equity interests in our subsidiaries and joint ventures. Consequently, our ability to fund our commitments (including payments on our indebtedness) and to make cash distributions depends upon the earnings and cash flow of our subsidiaries and joint ventures and the distribution of that cash to us. While some of our joint ventures and our unrestricted subsidiaries may generally be required to make cash distributions to us on a quarterly or other periodic basis, distributions from our joint ventures and our unrestricted subsidiaries are subject to the discretion of their respective management committee or similar governing body in one or more respects even if such distributions are generally required, such as with respect to the establishment of cash reserves. Further, the charter documents of certain of our joint ventures and unrestricted subsidiaries may vest in the management committees or similar governing body’s certain discretion or contain certain limitations regarding cash distributions even if such distributions are generally required. Accordingly, our joint ventures and our unrestricted subsidiaries may not continue to make distributions to us at current levels or at all.
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
Additionally, we sell NaHS, soda ash and caustic soda to customers in a variety of industries. Some of these customers are in industries that have been or could be impacted by a decline in demand for their products and services. Even if our credit review and analytical procedures work properly, we have experienced, and we could continue to experience losses in dealings with other parties.
We utilize ANSAC as our exclusive export vehicle for sales to customers in all countries excluding Canada, South Africa, members of the European Community and European Free Trade Area and the South African Customs Union. Because ANSAC makes sales to its end customers directly and then allocates a portion of such sales to each member, during 2022, we did not have direct access to ANSAC’s customers and we had no direct control over the credit or other terms ANSAC extended to its customers. As a result, we are indirectly exposed to ANSAC’s customer relationships and the credit and other terms

ANSAC extended to its customers. Upon becoming the sole member of ANSAC in 2023, we plan to integrate its operations with our own. As a result, we could face incremental costs and risks associated with being the sole member.
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
Some of our operations involve significant risks of severe personal injury, property damage and environmental damage, any of which could curtail our operations or otherwise expose us to liability and adversely affect our cash flow. Virtually all of our operations are exposed to the elements, including hurricanes, tornadoes, storms, floods, earthquakes and extended periods of below freezing weather. A significant portion of our operations are located along the U.S. Gulf Coast, and our offshore pipelines are located in the Gulf of Mexico, which can be heavily subjected to these types of disasters or storms throughout a given year.
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
In addition, a natural disaster, pandemic, epidemic, accident, terrorist attack or other interruption event may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. The degree to which the COVID-19 pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions and how quickly and to what extent normal economic and operating conditions can resume. Additional vaccine mandates or health prerequisites may be announced in jurisdictions in which our businesses operate. Our implementation of any such requirements if and when they are deemed to be enforceable may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs. These potential impacts, while uncertain, could adversely affect our operating results. The resulting macroeconomic conditions could adversely affect our cash flows, as well as the market price of our securities.
We cannot predict the impact of the ongoing military conflict between Russia and Ukraine and the related humanitarian crisis on the global economy, energy markets, geopolitical stability and our business.
The ultimate consequences of the Russian-Ukrainian military conflict, which may include further sanctions, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price of and demand for oil and natural gas, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of the conflict’s effect on our business and results of operations, as well as on the global economy and energy and soda ash markets.
Compliance with and changes in cybersecurity requirements have a cost impact on our business, and failure to comply with such laws and regulations could have an impact on our assets, costs, revenue generation and growth opportunities.
In the third quarter of 2022, the Department of Homeland Security’s Transportation Security Administration (“TSA”) announced the revision and re-issuance of two new security directives originally issued in the second quarter of 2021. These directives require critical pipeline owners to comply with mandatory reporting measures and provide vulnerability assessments. We may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures, or to assess, investigate and remediate any critical infrastructure security vulnerabilities. Any failure to remain in compliance with these government regulations may results in enforcement actions which may have a material adverse effect on our business and operations.
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
As of December 31, 2022, we have a number of significant unitholders. For example, certain members of the Davison family (including their affiliates) and management owned approximately 18 million, or approximately 15%, of our common units. From time to time, we also may have other unitholders that have large positions in our common units. In the future, any such parties may acquire additional interest or dispose of some or all of their interest. If they dispose of a substantial portion of their interest in the trading markets, such sales could reduce the market price of common units. In connection with certain transactions, we have put in place resale shelf registration statements, which allow unit holders thereunder to sell their common units at any time (subject to certain restrictions) and to include those securities in any equity offering we consummate for our own account.
We may issue additional common units without common unitholders’ approval, which would dilute their ownership interests.
We may issue an unlimited number of limited partner interests of any type without the approval of our common unitholders. The issuance of additional common units or other equity securities of equal or senior rank will have the following effects: our unitholders’ proportionate ownership interest in us will decrease; the amount of cash available for distribution on each unit may decrease; the relative voting strength of each previously outstanding unit may be diminished; and the market price of our common units may decline.
If we are unable to attract and retain senior management and key technical professionals with elite skills, we may not be able to execute our business strategy effectively and, our operations could be adversely affected.
The success of our business and ability to meet our strategic objectives depends upon our ability to attract, develop, retain and replace key qualified technical and management professionals. The market for these professionals is competitive in the sectors in which we operate, and we rely heavily upon the expertise and leadership of our professionals. If we are unable to attract and retain a sufficient number of elite skilled professionals, our ability to pursue our business objectives may be adversely affected thus reducing our revenue, increasing our cost, or damaging our reputation.

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
The information that follows is derived, in part, from the technical report summary (“TRS”) prepared by Stantec Consulting Services Inc. (“Stantec”), an external qualified person (“QP”) in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS that was filed as Exhibit 96.1 as a part of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and is incorporated herein by reference. A new TRS was not filed as a part of this Annual Report on Form 10-K because (i) there was not a material change in the mineral reserves or mineral resources from such previously filed TRS and (ii) all material assumptions and information pertaining to the disclosure of our mineral resources and mineral reserves required by paragraphs (d), (e), and (f) of subpart 1302 of Regulation S-K, including material assumptions relating to all modifying factors, price estimates, and scientific and technical information (e.g., sampling data, estimation assumptions and methods), were current as of December 31, 2022, as confirmed by Stantec.
Overview of Mining Property and Operations
Our Alkali Business is one of the world’s leading producers of natural soda ash. Natural soda ash is processed from trona, a sodium carbonate mineral composed of soda ash (Na2CO3), sodium bicarbonate (NaHCO3) and water with the chemical formula Na2CO3NaHCO3H2O. Approximately 60% of the world’s natural soda ash is produced from trona extracted from underground mines and brine (solution) mining in the Green River Basin of southwestern Wyoming. Our trona mining and processing facilities are located in southwestern Wyoming approximately 18 miles west of the city of Green River, Wyoming. The following maps show the location of our mining property, as of December 31, 2022:

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

The Green River trona beds are collectively the largest known deposit of trona and the undisputed largest source of raw material feed for the production of natural soda ash in the world. The trona deposits are the result of very unusual, geological circumstances. Sodium-rich springs are believed to have fed ancient Lake Gosiute, a large, shallow inland lake that reached a maximum extent of over 15,000 square miles around 50 million years ago. In response to repetitive cycles of lake expansion, contraction and evaporation, and changes in temperature and salinity, trona was precipitated in beds of remarkable purity and extent. In addition to trona, the evaporite sodium mineral assemblage includes variable levels of other sodium carbonate minerals as well as halite (NaCl). At least 25 beds of natural trona in the Wilkins Peak Member of the Eocene Green River Formation exceed at least three feet in thickness and are estimated by the U.S. Geological Survey (“USGS”) to contain a cumulative resource of over 100 billion tons of trona. Individual trona beds are numbered in ascending order and trona beds of significance lie at depths between approximately 400 to 2,000 feet. Our current dry mining and brine (solution) mining operations exploit three trona beds, and our reserves are contained in four trona beds.
Genesis has one trona mineral property, located in the Known Sodium Leasing Area in Southwest Wyoming, primarily encompassed by the Westvaco area and the Granger area. Due to differences in geology between these two mine areas, the mineral leases and, ultimately, the trona resources and reserve estimates have been separated into Westvaco contiguous leases, Granger contiguous leases and Granger non-contiguous leases. The table and figures below are summaries of our acreage under each mineral lease type as of December 31, 2022.

	Area by lessor (acres)
	Contiguous leases		Non-contiguous leases
Location	Granger	Westvaco	Granger	Remaining
Federal	4,236	19,699	—	320
State	1,280	6,403	640	13,280
Sweetwater	8,320	27,379	4,480	—
Total Area	13,836	53,481	5,120	13,600

Our trona resources and mining operations are held under leases covering 86,037 acres over portions of 23 townships, primarily in two contiguous units informally known as the “Westvaco” and “Granger” blocks. Mineral and mining rights are secured by leases from the Federal government, the State of Wyoming, and Sweetwater. We lease approximately 24,255 acres from the U.S. Government under the Mineral Leasing Act of 1920 (Title 30 §181) which includes trona under its definition of a “solid leasable mineral.” Federal minerals are administered by the U.S. Bureau of Land Management (“BLM”). We lease 40,179 acres from Sweetwater who acquired the mineral rights from Anadarko Land Corporation, a subsidiary of Occidental following Occidental’s August 2019 acquisition of Anadarko Petroleum Corporation, which acquired the ownership from the Union Pacific Resources Group (“UPRG”) in 2000. The lease includes alternate sections of land for 20 miles on either side of the trans-continental railroad, originally granted to UPRG under the Pacific Railroad Act of 1862 and subsequent railroad land grants. We also lease 21,603 acres from the State of Wyoming. Our mineral leases have varying terms. Our private leases are held indefinitely by production, BLM and State Leases expire and are renewed every 10 years. Royalty payments range from 2% to 8% of the sales value of soda ash products. We believe that all of our leases were entered into at market terms.
See Item 1. “Business—Recent Developments and Status of Certain Growth Initiatives—Granger Production Facility Expansion” for more information.
Our senior secured credit facility is guaranteed by substantially all of our restricted subsidiaries and is secured by liens on a substantial portion of our assets, including our trona leases. Refer to further discussion over our senior secured credit facility in Item 7. “Liquidity and Capital Resources.” Our Alkali senior secured notes are secured by GA ORRI’s fifty-year 10% limited term overriding royalty interest in substantially all of the Alkali Business’ trona mineral leases. See Item 1. “Recent Developments and Status of Certain Growth Initiatives—Alkai Senior Secured Notes Issuance and Related Transactions” for more information.

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
Our Westvaco site is a production stage property that mines trona through both dry mining and brine (solution) mining methods. The Westvaco mine has been in uninterrupted, continuous operation since its start in 1947 by Westvaco Chemical Company. We acquired the Westvaco facility in September 2017.
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
Our Granger site is a production stage property that mines trona through brine (solution) mining methods.
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
The Granger mine and processing facility operated as an underground mine from 1976 to 2002. FMC acquired the properties in 1999 by acquiring Tg Soda Ash Inc., originally developed as a unit of Texasgulf and then owned by Elf Atochem. FMC converted the mine and mill to brine (solution) mining in 2005. The Alkali Chemical Division of FMC, including the trona mining and processing operations in the Green River Basin of Wyoming, was acquired by Tronox Alkali in May 2015. In September 2017, we acquired the Granger facility from Tronox Alkali and currently operate the facility through Genesis Alkali Wyoming, LP.
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
As both the Westvaco site and Granger site have been operating for many years, all permits necessary for the operation of these facilities are in place. The Westvaco site includes approximately 36,000 permitted acres, of which the processing, support facilities, and tailings and evaporation ponds cover about 2,600 surface acres. The Granger facility includes about 16,000 permitted acres of which the processing, support facilities, and tailings and evaporation ponds cover about 1,800 surface acres. The WDEQ is the primary issuer of the environmental permits relevant to our operations, including air quality permits, mining and reclamation permits, as well as class III and class V underground injection control permits. With respect to each facility, permits, licenses and approvals are obtained as needed in the normal course of business based on our mine plans and federal, state, provincial and local regulatory provisions regarding mine permitting and licensing. There have been no outstanding violations or orders that would prevent continued operation of the plants and mines. This includes air, land, surface and groundwater, drinking water, wildlife, and waste. Approved reclamation plans are in place along with surety in the amounts of approximately $54 million for the Westvaco site and $28 million for the Granger site. Based on our historical permitting experience, we expect to be able to continue to obtain necessary mining permits and approvals to support historical rates of production.
At our Wyoming property, we use both mechanical and brine mining to mine the trona ore:
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
•Secondary Recovery Brine Mining. We brine (solution) mine trona at both our Westvaco and Granger sites using secondary recovery techniques. Our secondary recovery mining starts with the recovery of water streams from our operations and non-trona solids (“insolubles”) remaining from the processing of dry mined trona. The water and some insolubles are injected through a number of wells into the old dry mine workings at both our Westvaco and Granger sites. The insolubles settle out while the water travels through the old workings, dissolving sodium carbonate and sodium bicarbonate from the trona left behind during previous dry mining. Multiple pumping systems are used to pump the enriched brine to the surface for processing.
Our mineral recovery consists of four processing plants producing soda ash at two surface sites, Westvaco and Granger.
Dry mined and brine mined trona are processed into soda ash at our Westvaco site, located within the boundaries of our Westvaco contiguous lease blocks, involving multiple processing lines, steam generation facilities, evaporation ponds, spare parts warehouses, maintenance shops, and offices for engineering, production, and support staff. Mineral recovery at Westvaco site consists of three plants: the Sesqui plant, the Mono plant and the evaporation, lime, decahydrate crystallization, and monohydrate crystallization (“ELDM”) plant.
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
Our ELDM plant was constructed in 1995 and started operations in 1996. Our brine based ELDM plant uses the tailings return water as a feed source for soda ash production. Solution mined trona brine is processed into dense soda ash in our ELDM operation. The steps to produce soda ash are similar to the dry mined processes, except the crushing and dissolving steps are eliminated because the trona is already in a water solution as it leaves the mine.

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
Solution mined trona brine is processed into soda ash at our Granger plant, located within the boundaries of the Granger contiguous lease blocks, and involves multiple processing lines, steam generation facilities, evaporation ponds, spare parts warehouses, maintenance shops, and offices for engineering, production, and support staff. The steps to produce soda ash are similar to the dry mined processes, except the crushing and dissolving steps are eliminated because the trona is already in a water solution as it leaves the mine.

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
The total book value of the Westvaco and Granger sites as of December 31, 2022 and December 31, 2021 was approximately $1,528 million and $1,439 million, respectively.
In many cases, market demand drives annual production so that actual production may be less than plant capacities. The table below shows annual production from our trona property and its four plants for the fiscal years ended December 31, 2022, 2021 and 2020.

	Year ended December 31,
	2022	2021	2020
Total (in thousands of tons)	3,635	3,483	3,206
On January 1, 2023, we restarted our original Granger facility (which was put in cold standby in the second half of 2020) and its estimated 500,000 tons of annual production capacity and expect to complete the Granger Optimization Project and its incremental 750,000 tons of annual production capacity in the second half of 2023.

Summaries of our mineral resources and reserves for the fiscal year ended December 31, 2022 are set forth in the tables below:

Area	Resource Category(1)	Million short tons (dry weight)	Grade (% Trona)(2)
Granger Contiguous Leases	Measured	617	84
	Indicated	145	89
	Measured + Indicated	762	85

Westvaco Contiguous Lease Area	Measured	1,067	88
	Indicated	158	84
	Measured + Indicated	1,225	87
	Inferred	4	80

Granger Non-Contiguous Leases	Measured	87	85
	Indicated	60	84
	Measured + Indicated	147	85
	Inferred	3	84

Total	Measured + Indicated	2,134	86

Total	Measured + Indicated + Inferred	2,141	86
(1)Mineral resources are exclusive of mineral reserves, which are summarized in the table below. Mineral resources are not mineral reserves and do not have demonstrated economic viability. There is no certainty that all or any part of the mineral resources will be converted into mineral reserves upon application of modifying factors.
(2)Based on the analysis described in Section 11.3 of the TRS, no economic cutoff grade has been applied to the resource given the long history of uninterrupted trona mining on the property, spatial consistency of the trona content and overall low insoluble and halite content. No elements or compounds from within the beds were identified as having a material impact on the ability to extract trona from the beds via mechanical or brine (solution) mining methods.

		December 31, 2022		December 31, 2021
Reserve Area/Type	Resource Category	Million short tons (dry weight)(1)	Grade (% Trona)(5)	Million short tons (dry weight)(1)	Grade (% Trona)(5)
Westvaco dry extraction	Proven(2)	252	88	257	88
	Probable(2)	179	88	179	88
	Total Reserves(3)	431	88	436	88

Westvaco solution mining	Proven(2)	—		—
	Probable(2)	369	88	371	88
	Total Reserves(4)	369	88	371	88

Granger solution mining	Proven(2)	—		—
	Probable(2)	72	85	72	85
	Total Reserves(4)	72	85	72	85

Total solution mining	Total Reserves(4)	441	88	443	88

Total dry extraction and solution mining	Total Reserves	872	87	879	87
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
c.All brine (solution) mining reserves are designated as probable based on the degree of confidence in the reserve estimate related to uncertainties involving brine flow paths, trona ore surface area available for dissolution, and the inaccuracy of depletion verification methods. They consist of both measured resources falling within a 0.5 mile radius from drillhole data points or previously mined areas and indicated resources that fall between 0.5 miles and 1.0 miles from drillhole data points or previously mined areas. Brine (solution) mining reserves are not limited to a minimum ore thickness, but rather are subjected to a 50 foot halo limit into large blocks of trona adjacent to areas impacted by previous dry mining and adjacent to areas planned for future dry mining.
(3)Estimated dry mining ore reserves include dilution from un-mineralized material within and marginal to the trona ore bed. We exclude support pillars from dry mining reserves, but a portion of the trona contained in the pillars is recovered by brine (solution) mining. We apply a bulk density factor of 133 lb/cu ft for conversion of volumes to mass. Key dry mining parameters include minimum trona ore bed thickness.
(4)Our brine (solution) mining ore reserves are reported on an in-place basis, inclusive of dilution from insoluble material that remains in the ground. The brine (solution) mining reserves are calculated using recovery parameters developed from our 20-plus years of cumulative secondary recovery brine (solution) mining experience. Key factors include the surface area of remaining support pillars and other trona-mineralized surfaces exposed to liquid brines injected into voids created by dry mining, solubility and alkalinity data, and predicted dissolution rates.
(5)Our ore reserves have a minimum trona grade of 66.2% (occurs in Bed 15). The balance of the ore consists of clays, shales, and other impurities.
Total trona reserves for the fiscal year ended December 31, 2022 decreased approximately seven million short tons from fiscal year ended December 31, 2021, representing approximately 0.8% of the total reserves.
Our 2021 reserves were largely based on an assessment completed by Stantec, an external QP, meeting the requirements of subpart 1300 of Regulation S-K.
Dry mining reserves at year end 2022 are approximately five million short tons, or 1.2%, lower than year end 2021 reserves as a result of dry mine extraction in 2022.

Brine (solution) mining reserves at year end 2022 are approximately two million short tons, or 0.5% lower than year end 2021 reserves as a result of brine (solution) mining extraction in 2022.
Our mineral resource and reserve estimates are based on many factors, including the area and volume covered by our mining rights, assumptions regarding our extraction rates (based upon an expectation of operating the mines on a long-term basis) and the quality of in-place reserves. Stantec reviewed our data at the end of 2022 and determined that, other than updating reserves to reflect ore consumption in 2022, there was no material change in mineral resources and reserves disclosed in the TRS and the TRS can be relied upon in stating 2022 reserves. Key assumptions and parameters relating to our mineral resources and reserves at the Westvaco site are discussed in the TRS, and include, among other things, the following:
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
•Future secondary brine (solution) mining recoveries are similar to those that have been demonstrated thus far in certain areas of our Westvaco mine.
•Prices for bulk soda ash are based on the 2020 USGS price, which was escalated to establish the 2022 price while prices for bag and specialty products were consistent with recent history.
•Cash production costs include dry mining, brine (solution) mining, processing, royalties and production taxes, insurance, and administrative costs. Administrative costs include mine administration and corporate overhead allocations. Other costs include distribution, sales general and administrative, and research and development costs.
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

In preparing our reserve estimates for our Alkali operations at Green River, Wyoming, we follow accepted mining industry practice and are guided by our long-term experience in extraction of trona ore from underground mining and sodium carbonate from brine (solution) mining in the district. Estimates of recoverable reserves for both techniques are routinely reconciled with actual production, and our Alkali ore reserves disclosures comply with subpart 1300 of Regulation S-K.
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
At February 23, 2023, we had 122,539,221 Class A common units outstanding. As of December 31, 2022, the closing price of our common units was $10.21 and we had approximately 28,000 record holders of our Class A common units, which include holders who own units through their brokers “in street name.” Additionally, we have issued 25,336,778 Class A Convertible Preferred Units for which there is no established public trading market.
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
We are a growth-oriented MLP formed in Delaware in 1996. Our common units are traded on the New York Stock Exchange, or NYSE, under the ticker symbol “GEL.” We are (i) a provider of an integrated suite of midstream services (primarily transportation, storage, sulfur removal, blending, terminaling and processing) for a large area of the Gulf of Mexico and the Gulf Coast region of the crude oil and natural gas industry and (ii) one of the leading producers in the world of natural soda ash. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels, and trucks. The other core focus of our business is our trona and trona-based exploring, mining, processing, producing, marketing and selling business based in Wyoming (our “Alkali Business”). Our Alkali Business mines and processes trona from which it produces natural soda ash, also known as sodium carbonate (Na2CO3), a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent and a variety of chemicals and other industrial products, and has been operating for over 70 years.
Included in Management’s Discussion and Analysis are the following sections:
•Overview of 2022 Results
•Recent Developments and Initiatives
•Results of Operations
•Other Consolidated Results
•Financial Measures
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Critical Accounting Estimates
•Recent Accounting Pronouncements
Overview of 2022 Results
We reported Net Income Attributable to Genesis Energy, L.P. of $75.5 million in 2022 compared to Net Loss Attributable to Genesis Energy, L.P. of $165.1 million in 2021.
Net Income Attributable to Genesis Energy, L.P. in 2022 was impacted by: (i) an increase in segment margin of $152.3 million compared to 2021 (which was inclusive of $70.0 million in cash receipts associated with our previously owned NEJD pipeline not included in operating income, see “Results of Operations” below for additional details on the results of our operating segments); (ii) a decrease in depreciation, depletion and amortization expense of $13.5 million and a decrease in interest expense of $7.6 million (see “Results of Operations” below for additional details); and (iii) cancellation of debt income of $8.6 million from the repurchase of certain of our senior unsecured notes on the open market throughout 2022, which is recorded in “Other expense, net.” Additionally, we incurred an unrealized (non-cash) loss from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units of $18.6 million in 2022 compared to an unrealized (non-cash) loss of $30.9 million in 2021 recorded within “Other expense, net.” These increases were partially offset by higher net income that we attributed to our noncontrolling interests during 2022 as a result of the sale of our 36% interest in our CHOPS pipeline in the fourth quarter of 2021.
Cash flows from operating activities were $334.4 million for the 2022 period compared to $338.0 million for 2021. This decrease was primarily attributable to the 2021 period including $70.0 million in cash receipts associated with our previously owned NEJD pipeline and is included in cash flows from operating activities and changes in our working capital requirements. These were offset by higher segment margin reported during 2022.
Available Cash before Reserves (as defined below in “Financial Measures”) increased $148.7 million in 2022 to $352.6 million as compared to 2021 Available Cash before Reserves of $203.9 million, primarily due to an increase in segment margin, which is further discussed below in “Results from Operations.” See “Financial Measures” below for additional information on Available Cash before Reserves.
Segment Margin was $770.1 million in 2022, an increase of $152.3 million as compared to 2021. We currently manage our businesses through four divisions that constitute our reportable segments - offshore pipeline transportation, sodium minerals and sulfur services, onshore facilities and transportation and marine transportation. A more detailed discussion of our segment results and other costs is included below in “Results of Operations”.
Distributions to Unitholders
On February 14, 2023, we paid a distribution of $0.15 per common unit related to the fourth quarter of 2022.
With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per unit (or $3.789 on an annualized basis). These distributions were paid on February 14, 2023 to unitholders holders of record at the close of business January 31, 2023.
Recent Developments and Initiatives
Our primary objectives are to generate and grow stable free cash flows and continue to deleverage our balance sheet, while never wavering from our commitment to safe and responsible operations, as well as continue to advance and integrate our Environmental, Social and Governance (“ESG”) program. We believe the following are important to meet our objectives:
•New and increased volumes on our existing offshore assets in the Gulf of Mexico through long-term contracted commercial opportunities that require minimal to no additional investment from us, including volumes from the Argos (scheduled for first production in 2023) and King’s Quay (which achieved first oil in the second quarter of 2022 and has ramped to in excess of 100,000 barrels of oil equivalent per day) floating production systems.
•New volumes from long-term contracted offshore commercial opportunities in the Gulf of Mexico, including the Shenandoah development, which will tie into our SYNC pipeline (which is currently under construction) and further downstream to our CHOPS pipeline (which we are currently in the process of expanding the capacity of), and the Salamanca floating production system, which will tie into our existing SEKCO pipeline for further transportation downstream to our existing pipeline network. These developments and their associated volumes are expected to come online in late 2024 and 2025.
•Increased capacity for soda ash production by bringing the original Granger facility and its approximately 500,000 tons of annual production back online on January 1, 2023 and investing into our Granger Optimization Project, which is scheduled to begin first production in the second half of 2023 and ramp up to its design capacity of 750,000 tons per year over the subsequent nine to twelve months.
•The continued increase in demand for soda ash (including its anticipated participation in the energy transition).
We continue to have a significant amount of available borrowing capacity under our senior secured credit facility, which will allow us, when combined with our increasing free cash flow from operations as discussed above, to fund our high return capital projects, including our Granger Optimization Project, our SYNC pipeline and the expansion of our existing CHOPS pipeline (all of which are further discussed below), which will provide future cash flows to continue to further deleverage our balance sheet.
Offshore Growth Commitments and Capital Projects
During 2022, we entered into definitive agreements to provide transportation services for 100% of the crude oil production associated with two separate, standalone deepwater developments that have a combined production capacity of approximately 160,000 barrels per day. In conjunction with these agreements, we expect to spend total gross capital expenditures of approximately $650 million (or approximately $550 million net to our ownership interests) to: (i) expand the current capacity of the CHOPS pipeline; and (ii) construct a new, 100% owned, approximately 105 mile, 20” diameter crude oil pipeline (the “SYNC pipeline”) to connect one of the developments to our existing asset footprint in the Gulf of Mexico. We plan to complete the construction in line with the producers’ plan for the achievement of first oil production, which is currently expected in late 2024 or 2025. The producer agreements include long term take-or-pay arrangements and, accordingly, we are able to receive a project completion credit for purposes of calculating the leverage ratio under our senior secured credit facility throughout the construction period.
Granger Production Facility Expansion
On September 23, 2019, we announced the Granger Optimization Project along with the issuance of the Alkali Holdings preferred units. The anticipated completion date of the GOP is the second half of 2023 and the expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year while also reducing our fixed cost per ton of production.
The proceeds received from the issuance of our Alkali Holdings preferred units assisted in the funding of the anticipated cost of the GOP. During the fourth quarter of 2021, we made the decision to fund the remaining construction costs required to complete the GOP through a combination of our internally generated free cash flows and availability under our senior secured credit facility, and subsequently, as noted above, redeemed the outstanding Alkali Holdings preferred units.
Results of Operations
In the discussions that follow, we will focus on our revenues, costs and expenses, as well as two measures that we use to manage the business and to review the results of our operations - Segment Margin and Available Cash before Reserves. Segment Margin and Available Cash before Reserves are defined in the “Financial Measures” section below.
Revenues, Costs and Expenses
Our revenues for the year ended December 31, 2022 increased $663.5 million, or 31%, from the year ended December 31, 2021, and our costs and expenses (excluding the gain on sale of assets in 2022) increased $464.2 million, or 23%, between the two periods, with a net increase to operating income (loss) of $199.3 million. The increase in our operating income during 2022 is primarily attributable to increased volumes and pricing within our sodium minerals and sulfur services segment and increased utilization and day rates in our marine transportation segment, as well as lower depreciation, depletion and amortization during 2022.
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
As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) increased approximately 39% to $94.90 per barrel in 2022 as compared to $68.14 per barrel in 2021. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net income (loss) and Available Cash before Reserves. We have limited our direct commodity price exposure in our crude oil and petroleum products operations through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the previous section above entitled “Risks Related to Our Business”.
As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volume sold. We sell our products to an industry-diverse and worldwide customer base. Our sales prices are contracted at various times throughout the year and for different durations. Our sales prices for volumes sold internationally and to ANSAC are contracted for the current year either annually in the prior year or periodically throughout the current year (often quarterly), and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. Our sales volumes can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market, customer demand, economic growth, and our ability to produce soda ash. Positive or negative changes to our revenue, through fluctuations in sales volumes or sales prices, can have a direct impact to Segment Margin, Net income (loss) and Available Cash before Reserves as these fluctuations have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, some of which are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during 2022, as noted above, we had positive effects to our revenues compared to 2021 (with a lesser impact to costs) due to favorable export pricing of soda ash and higher sales volumes as a result of increased economic and market demand. For additional information, see our segment-by-segment analysis below.
Our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations focus on integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large reservoir, long-lived crude oil and natural gas properties. Our revenues are primarily derived from the fees, typically on a per barrel basis, we charge to transport and deliver commodities (or reserve capacity on our infrastructure in some cases) downstream to other pipelines or refineries along the Gulf Coast. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in volatile commodity price environments. Costs include activities associated with employee compensation and benefits, the maintenance of our pipelines and pipeline related infrastructure, marketing, and other variable type expenses associated with operating the business. We do not expect changes in commodity prices to impact our Net income (loss), Available Cash before Reserves or Segment Margin derived from our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
In addition to our crude oil marketing business, Alkali Business and offshore pipeline transportation and handling operations discussed above, we continue to operate in our other core businesses, including our sulfur services business and our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of approximately 98% of the volumes transported on our onshore crude pipelines, and refiners contract for approximately 90% of the revenues from our marine inland barges, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes.
Additionally, changes in certain of our operating costs between the respective periods, such as those associated with our sodium minerals and sulfur services, offshore pipeline and marine transportation segments, are not directly correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Included below is additional detailed discussion of the results of our operations focusing on Segment Margin and other costs including general and administrative expenses, depreciation, depletion and amortization, gain on sale of assets, interest expense and income taxes.
Segment Margin
The contribution of each of our segments to total Segment Margin in each of the last three years was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Offshore pipeline transportation	$363,373	$317,560	$270,078
Sodium minerals and sulfur services	306,718	166,773	130,083
Onshore facilities and transportation	33,755	98,824	147,254
Marine transportation	66,209	34,572	60,058
Total Segment Margin	$770,055	$617,729	$607,473

Year Ended December 31, 2022 Compared with Year Ended December 31, 2021
Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2022	2021
	(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$287,318	$264,690
Offshore natural gas pipeline revenue, excluding non-cash revenues	46,660	41,776
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses	(75,811)	(71,812)
Distributions from equity investments(1)	73,206	82,906
Distributions from unrestricted subsidiaries(2)	32,000	—
Offshore pipeline transportation Segment Margin	$363,373	$317,560

Volumetric Data 100% basis:
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	207,008	189,904
Poseidon	257,444	263,169
Odyssey	84,682	114,128
GOPL(3)	6,964	7,826
Total crude oil offshore pipelines	556,098	575,027

Natural gas transportation volumes (MMBtus/day)	343,347	345,870

Volumetric Data net to our ownership interest(4):
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS(5)	132,485	180,173
Poseidon	164,764	168,428
Odyssey	24,558	33,097
GOPL(3)	6,964	7,826
Total crude oil offshore pipelines	328,771	389,524

Natural gas transportation volumes (MMBtus/day)	108,908	107,417
(1)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2022 and 2021, respectively.
(2)Offshore pipeline transportation Segment Margin in 2022 includes distributions received from one of our unrestricted subsidiaries, Independence Hub LLC, of $32.0 million associated with the sale of our 80% owned platform asset.
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

Offshore Pipeline Transportation Segment Margin for 2022 increased $45.8 million, or 14%, from 2021, primarily due to (i) distributions received from one of our unrestricted subsidiaries, Independence Hub LLC, of $32 million, net to our interest, for the sale of our 80% owned platform asset, and (ii) increased crude oil and natural gas activity, primarily from first oil achieved at the King’s Quay FPS on April 12, 2022, which supports volumes from the Khaleesi, Mormont and Samurai field developments, succeeded by a ramp up in production that has reached 100,000 barrels of oil equivalent per day. The King’s Quay FPS is life-of-lease dedicated to our 100% owned crude oil and natural gas lateral pipelines and further downstream to our 64% owned Poseidon and CHOPS crude oil systems and our 25.67% owned Nautilus natural gas system for ultimate delivery to shore. Additionally, our 2022 segment margin benefited from our minimum volume commitments associated with the Argos FPS, which will handle production from the Mad Dog 2 field development and is anticipated to come online in the middle part of 2023. These increases were partially offset by an increased level of operational downtime during 2022 that was primarily a result of unplanned operational maintenance associated with one of our lateral pipelines that also impacted volumes on our main pipeline downstream of it in the first quarter of 2022, and a period of unplanned producer downtime at numerous fields connected to our pipeline infrastructure in the fourth quarter of 2022, which returned to normal operations by the end of the year. Lastly, the 2022 period was impacted, relative to the 2021 period, by our decrease in ownership of CHOPS, as we sold a 36% minority interest on November 17, 2021.
Sodium Minerals and Sulfur Services Segment
Operating results for our sodium minerals and sulfur services segment were as follows:

	Year Ended December 31,
	2022	2021
Volumes sold :
NaHS volumes (Dry short tons “DST”)	128,851	114,292
Soda Ash volumes (short tons sold)	3,096,494	2,994,507
NaOH (caustic soda) volumes (DST sold)	90,876	84,278

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$183,966	$128,959
NaOH (caustic soda) revenues	74,284	42,182
Revenues associated with our Alkali Business	896,125	696,117
Other revenues	8,226	4,728
Total segment revenues, excluding non-cash revenues(1)	$1,162,601	$871,986

Sodium minerals and sulfur services operating costs, excluding non-cash items(1)	(855,883)	(705,213)

Segment Margin (in thousands)	$306,718	$166,773

Average index price for NaOH per DST(2)	$1,118	$787

(1)Totals are for external revenues and costs prior to intercompany elimination upon consolidation.
(2)Source: IHS Chemical.
Sodium minerals and sulfur services Segment Margin for 2022 increased $139.9 million, or 84%, from 2021. This increase is primarily due to more favorable export and domestic pricing and higher sales volumes in our Alkali Business and higher NaHS sales volumes in our refinery services business during 2022. In our Alkali Business, we have continued to see strong demand improvement and growth as a result of the global economic recovery and the continued application of soda ash in everyday end use products, including solar panels, and in the production of lithium carbonate and lithium hydroxide, which are some of the building blocks of lithium batteries that are expected to play a large role in the anticipated energy transition. This continued demand, combined with flat or even slightly declining supply of soda ash in the near term, has tightened the overall supply and demand balance and created a higher price environment for our tons and increased contribution to Segment Margin during 2022. We expect our weighted average sales price for 2023 to exceed 2022 prices. Additionally, we successfully restarted our original Granger production facility on January 1, 2023 and are still on schedule to complete our Granger Optimization Project in the second half of 2023, which represents an incremental 750,000 tons of annual production that we anticipate to ramp up. In our refinery services business, we had an increase in NaHS sales volumes and the corresponding pricing of these sales volumes in 2022 due to an increase in demand from our mining customers as a result of the continued global economic recovery and the use of NaHS in the mining of copper, which is used in products that are a key part of the anticipated energy transition.
Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, trucks and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals and rail unloading facilities operating primarily within the U.S. Gulf Coast crude oil market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk-purchased crude oil, as well as purchased and sold refined products. Through these assets we offer our customers a full suite of services, including the following as of December 31, 2022:
•facilitating the transportation of crude oil from producers to refineries and from our terminals, as well as those owned by third parties, to refiners via pipelines;
•shipping crude oil and refined products to and from producers and refiners via trucks and pipelines;
•storing and blending of crude oil and intermediate and finished refined products;
•purchasing/selling and/or transporting crude oil from the wellhead to markets for ultimate use in refining;
•purchasing products from refiners, transporting those products to one of our terminals and blending those products to a quality that meets the requirements of our customers and selling those products (primarily fuel oil, asphalt and other heavy refined products) to wholesale markets; and
•unloading railcars at our crude-by-rail terminals.
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

Operating results for our onshore facilities and transportation segment were as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Gathering, marketing, and logistics revenue	$890,719	$651,097
Crude oil and CO2 pipeline tariffs and revenues	31,822	35,303
Distributions from unrestricted subsidiaries not included in income(1)	—	70,000
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(828,933)	(584,880)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(66,400)	(60,992)
Other	6,547	(11,704)
Segment Margin	$33,755	$98,824

Volumetric Data (average Bbls/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	90,562	65,918
Jay	6,601	7,941
Mississippi	5,725	5,206
Louisiana(2)	94,389	99,927
Onshore crude oil pipelines total	197,277	178,992

Total crude oil and petroleum products sales	24,643	24,239
Rail unload volumes(3)	10,834	11,782
(1)2021 includes total cash payments received from our previously owned NEJD pipeline of $70.0 million not included in income, which is defined as unrestricted subsidiaries under our senior secured credit agreement.
(2)Total daily volumes for the years ended December 31, 2022 and 2021 include 28,850 and 32,526 Bbls/day, respectively, of intermediate refined products and 53,459 and 55,363 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines.
(3)Includes total barrels for unloading at all rail facilities.
Segment Margin for our onshore facilities and transportation segment decreased $65.1 million, or 66% , in 2022 as compared to 2021. The decrease is primarily due to 2021 including cash receipts of $70 million associated with our previously owned NEJD pipeline. This decrease was partially offset by higher volumes on our Texas pipeline during 2022, which is a destination point for various grades of crude oil produced in the Gulf of Mexico including those transported on our 64% owned CHOPS pipeline.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel capacity ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Year Ended December 31,
	2022	2021
Revenues (in thousands):
Inland freight revenues	$105,583	$73,465
Offshore freight revenues	87,587	68,703
Other rebill revenues(1)	100,125	48,659
Total segment revenues	$293,295	$190,827

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses(1)	$227,086	$156,255

Segment Margin (in thousands)	$66,209	$34,572

Fleet Utilization:(2)
Inland Barge Utilization	98.6%	81.9%
Offshore Barge Utilization	96.9%	95.9%
(1) Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
Marine Transportation Segment Margin for 2022 increased $31.6 million, or 92%, from 2021. This increase is primarily attributable to higher utilization rates, which exited the year at 100% in both our inland and offshore fleets, and higher day rates, including the M/T American Phoenix, during 2022. Demand for our barge services to move intermediate and refined products has increased throughout 2022 due to the recovery of refinery utilization rates as well as the lack of new supply of similar type vessels (primarily due to higher construction costs) as well as the retirement of older vessels in the market. These factors have also contributed to an overall increase in spot and term rates for our services. These increases were partially offset by the M/T American Phoenix. While the M/T American Phoenix had higher day rates throughout 2022 relative to 2021, its contribution to our segment margin was negatively impacted as it went into a planned mandatory regulatory dry-dock from July 21, 2022 through September 16, 2022. Upon completion of the dry-dock, the M/T American Phoenix went back on hire and is currently under contract through the end of 2023 with an investment grade customer at a more favorable rate than 2022.
Other Costs, Interest and Income Taxes
General and administrative expenses

	Year Ended December 31,
	2022	2021
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$47,306	$43,329
Segment	3,674	4,162
Long-term incentive based compensation plan expense	8,279	4,748
Third-party costs related to business development activities and growth projects	7,339	8,946
Total general and administrative expenses	$66,598	$61,185
Total general and administrative expenses increased $5.4 million between 2022 and 2021. The increase is primarily due to higher costs associated with our long-term incentive compensation plan as a result of the assumptions used to value our outstanding awards and higher corporate general and administrative costs during 2022.

Depreciation, depletion and amortization expense

	Year Ended December 31,
	2022	2021
	(in thousands)
Depreciation and depletion expense	$285,302	$298,953
Amortization expense	10,903	10,793
Total depreciation, depletion and amortization expense	$296,205	$309,746
Total depreciation, depletion and amortization expense decreased $13.5 million between 2022 and 2021. The decrease in depreciation and depletion expense is primarily attributable to the acceleration of depreciation on certain of our asset retirement obligation assets during 2021 as a result of updates to the estimated timing and costs associated with certain of our non-core offshore natural gas assets.
Interest expense, net

	Year Ended December 31,
	2022	2021
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$10,980	$22,287
Interest expense, Alkali senior secured notes	15,811	—
Interest expense, senior unsecured notes	209,001	206,352
Amortization of debt issuance costs, premium and discount	8,479	9,452
Capitalized interest	(18,115)	(4,367)
Interest expense, net	$226,156	$233,724
Net interest expense decreased $7.6 million between 2022 and 2021 primarily due to a decrease in interest expense associated with our senior secured credit facility and an increase in capitalized interest. The decrease in interest expense on our senior secured credit facility is due to a lower outstanding balance throughout 2022 as a result of: (i) the proceeds we received from the additional issuance of $250 million in aggregate principal of our 2027 Notes in April 2021; (ii) the proceeds from the sale of a noncontrolling interest in our CHOPS pipeline in November 2021; and (iii) the proceeds we received from the issuance of our Alkali senior secured notes in May 2022 in excess of the funds used to redeem our Alkali Holdings preferred units, all of which were used to pay down the outstanding balance under our senior secured credit facility. Additionally, we had higher capitalized interest during 2022 as a result of our increased capital expenditures associated with the GOP and our offshore growth capital construction projects, both of which are being funded internally.
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
Other Consolidated Results
Net income for the year ended December 31, 2022 included an unrealized loss of $18.6 million from the valuation of our previously recognized embedded derivative associated with our Class A Convertible Preferred Units, and also included cancellation of debt income of $8.6 million associated with the open market repurchase and extinguishment of certain of our senior unsecured notes. Both of these amounts are included within “Other,expense, net” on the Consolidated Statement of Operations. In addition, net income for the year ended December 31, 2022 included a gain of $40.0 million recorded in “Loss (gain) on sale of asset” on the Consolidated Statement of Operations, of which $8.0 million, or 20%, is attributable to our noncontrolling interest holder, related to the sale of our Independence Hub platform to a producer group in the Gulf of Mexico for gross proceeds of $40.0 million.
Net loss for the year ended December 31, 2021 included an unrealized loss of $30.8 million from the valuation of our embedded derivative associated with our Class A Convertible Preferred Units included in “Other expense, net” in the Consolidated Statement of Operations.

A discussion of the operating results for the year ended December 31, 2021 compared with the year ended December 31, 2020 has been omitted from this Form 10-K. This discussion can be found within our previously filed 2021 Form 10-K, which was filed with the SEC on February 24, 2022.
Non-GAAP Financial Measures
General
To help evaluate our business, this Annual Report on Form 10-K includes the non-generally accepted accounting principle (“non-GAAP”) financial measure of Available Cash before Reserves. We also present total Segment Margin as if it were a non-GAAP measure. Our non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The accompanying schedules provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). A reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin is included in our segment disclosure in Note 13 to our Consolidated Financial Statements in Item 8. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
When evaluating our performance and making decisions regarding our future direction and actions (including making discretionary payments, such as quarterly distributions) our board of directors and management team have access to a wide range of historical and forecasted qualitative and quantitative information, such as our financial statements; operational information; various non-GAAP measures; internal forecasts; credit metrics; analyst opinions; performance, liquidity and similar measures; income; cash flow expectations for us; and certain information regarding some of our peers. Additionally, our board of directors and management team analyze, and place different weight on, various factors from time to time. We believe that investors benefit from having access to the same financial measures being utilized by management, lenders, analysts and other market participants. We attempt to provide adequate information to allow each individual investor and other external user to reach her/his own conclusions regarding our actions without providing so much information as to overwhelm or confuse such investor or other external user. Our non-GAAP financial measures should not be considered as an alternative to GAAP measures such as net income, operating income, cash flow from operating activities or any other GAAP measure of liquidity or financial performance.
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
A reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin is included in our segment disclosure in Note 13 to our Consolidated Financial Statements in Item 8.
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
We define Available Cash before Reserves (“Available Cash before Reserves”) as Net income (loss) attributable to Genesis Energy, L.P. before interest, taxes, depreciation, depletion and amortization (including impairment, write-offs, accretion and similar items) after eliminating other non-cash revenues, expenses, gains, losses and charges (including any loss on asset dispositions), plus or minus certain other select items that we view as not indicative of our core operating results (collectively, “Select Items”), as adjusted for certain items, the most significant of which in the relevant reporting periods have been the sum of maintenance capital utilized, net interest expense, cash tax expense and cash distributions paid to our Class A convertible preferred unitholders. Although we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. The most significant Select Items in the relevant reporting periods are set forth below.

		Year Ended December 31,
		2022	2021
I.	Applicable to all Non-GAAP Measures	(in thousands)
	Differences in timing of cash receipts for certain contractual arrangements(1)	$51,102	$15,482
	Distributions from unrestricted subsidiaries not included in income(2)	32,000	70,000
	Certain non-cash items:
	Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value(3)	(5,717)	30,700
	Loss on debt extinguishment(4)	794	1,627
	Adjustment regarding equity investees(5)	21,199	26,207
	Other	(2,598)	207
	Sub-total Select Items, net	96,780	144,223
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs(6)	7,339	8,946
	Other	2,208	1,398
	Total Select Items, net	$106,327	$154,567
(1)Represents the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(2)2022 includes $32.0 million in cash receipts associated with the sale of the Independence Hub platform by our 80% owned unrestricted subsidiary (as defined under our credit agreement), Independence Hub, LLC. 2021 includes $70.0 million in cash receipts associated with principal repayments on our previously owned NEJD pipeline not included in income, which is defined as an unrestricted subsidiary under our credit agreement.
(3)2022 includes an unrealized loss of $18.6 million from the valuation of our previously recorded embedded derivative associated with our Class A Convertible Preferred Units and an unrealized gain of $24.3 million from the valuation of our commodity derivatives transactions (excluding fair value hedges). 2021 includes an unrealized loss of $30.8 million from the valuation of the embedded derivative and an unrealized gain of $0.1 million from the valuation of our commodity derivatives (excluding fair value hedges).
(4)2022 includes the write-off of the unamortized issuance costs associated with the repurchase and extinguishment of certain of our senior unsecured notes during the year. 2021 includes the transaction costs and write-off of the unamortized issuance costs associated with the redemption of our remaining 2023 Notes.
(5)Represents the net effect of adding distributions from equity investees and deducting earnings of equity investees net to us.
(6)Represents transaction costs relating to certain merger, acquisition, divestiture, transition and financing transactions incurred in advance of the associated transaction.
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

Available Cash before Reserves for the years ended December 31, 2022 and 2021 was as follows:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$75,457	$(165,067)
Income tax expense	3,169	1,670
Depreciation, depletion, amortization, and accretion	307,519	315,896
Gain on sale of assets	(32,000)	—
Plus (minus) Select Items, net	106,327	154,567
Maintenance capital utilized	(57,400)	(53,150)
Cash tax expense	(815)	(690)
Distributions to preferred unitholders	(80,052)	(74,736)
Redeemable noncontrolling interest redemption value adjustments(1)	30,443	25,398
Available Cash before Reserves	$352,648	$203,888
(1)Includes PIK distributions and accretion on the redemption feature attributable to each period, and valuation adjustments to the redemption feature as the associated preferred units were redeemed during the year ended December 31, 2022.
Liquidity and Capital Resources
General
On April 8, 2021, we entered into our Fifth Amended and Restated Credit Agreement, which initially provided for a $950 million senior secured credit facility, which comprised a revolving loan with a borrowing capacity of $650 million and a term loan with a borrowing capacity of $300 million, with the ability to increase the aggregate size of the revolving loan by an additional $200 million subject to lender consent and certain other customary conditions. Our term loan was paid off in full on November 17, 2021 with a portion of the gross proceeds of $418 million received from the sale of a 36% minority interest in CHOPS. On February 17, 2023, we entered into the Sixth Amended and Restated Credit Agreement (our “new credit agreement”) to replace our Fifth Amended and Restated Credit Agreement. The new credit agreement matures on February 13, 2026, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, unless more than $150 million of our 6.500% senior notes due 2025 remain outstanding as of June 30, 2025, in which case the new credit agreement matures on such date.
On April 22, 2021 we completed our offering of an additional $250 million in aggregate principal amount of our 2027 Notes (as defined in Note 10 to our Consolidated Financial Statements in Item 8). The additional $250 million of notes have identical terms as (other than with respect to issue price) and constitute part of the same series as our 2027 Notes and the net proceeds from this additional offering were used for general partnership purposes, including repaying a portion of the outstanding borrowings under our senior secured credit facility.
On April 29, 2022, we received $40 million, or $32 million net to our ownership interests, for the sale of our 80% owned Independence Hub platform which allowed us to repay a portion of the borrowings outstanding under our senior secured credit facility and further increase our borrowing capacity.
On May 17, 2022, Genesis Energy, L.P., through its newly created indirect unrestricted subsidiary, GA ORRI, issued $425 million principal amount of our 5.875% Alkali senior secured notes due 2042 to certain institutional investors, secured by GA ORRI’s fifty-year 10% limited term overriding royalty interest in substantially all of the Company’s Alkali Business trona mineral leases. The issuance generated net proceeds of $408 million, net of the issuance discount of $17 million. We make quarterly interest payments on our Alkali senior secured notes until March 2024, at which time we begin making quarterly principal and interest payments through the maturity date. We used a portion of net proceeds from the issuance to fully redeem the outstanding Alkali Holdings preferred units and utilized the remainder to repay a portion of the outstanding borrowings under our senior secured credit facility. The redemption of our Alkali Holdings preferred units, which carried an implied interest rate of 12-13%, and the issuance of our Alkali senior secured notes with a coupon rate of 5.875%, has allowed us to simplify our capital structure and lower our cost of capital, provide us additional flexibility under our senior secured credit facility, and remove any risk of refinancing our Alkali Holdings preferred units that were initially due in 2026.
On January 25, 2023, we issued $500 million in aggregate principal amount of our 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”). Interest payments are due April 15 and October 15 of each year with the initial interest payment due on October 15, 2023. That issuance generated net proceeds of approximately $491 million, net of issuance costs incurred. The net proceeds were used to purchase approximately $316 million of our existing 2024 Notes, including the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended January 24, 2023 and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our senior secured credit facility and for general partnership purposes. On January 26, 2023, we issued a notice of redemption for the remaining principal of approximately $25 million of our 2024 Notes, and discharged the indebtedness with respect to the 2024 Notes on February 14, 2023 by depositing the redemption amount with the trustee of the 2024 Notes for redemption of the 2024 Notes on February 25, 2023, all in accordance with the terms and conditions of the indenture governing the 2024 Notes.
The successful completion of the above events has resulted in no scheduled maturities of our unsecured notes until 2025 and has provided us a significant amount of available borrowing capacity under our senior secured credit facility, subject to compliance with covenants, to, amongst other things, utilize for funding the remaining growth capital expenditures associated with our Granger Optimization Project and our offshore growth projects discussed earlier. Additionally, these events have allowed us to simplify our capital structure and eliminate our highest interest rate instrument, the Alkali Holdings preferred units.
As of December 31, 2022, we believe our balance sheet and liquidity position remained strong, including $436.1 million of borrowing capacity available (which does not include our repayment of excess proceeds from the issuance of our 2030 Notes), subject to compliance with our covenants, under the $650 million revolving portion of our senior secured credit facility as of such date.
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
•interest payments related to outstanding debt;
•asset retirement obligations;
•quarterly cash distributions to our preferred and common unitholders; and
•acquisitions of assets or businesses.
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
At December 31, 2022, we had $205.4 million borrowed under our senior secured credit facility, with $4.7 million of the borrowed amount designated as a loan under the inventory sublimit. Our senior secured credit facility does not include a “borrowing base” limitation except with respect to our inventory loans. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of our senior secured credit facility. The total amount available for borrowings under our senior secured credit facility at December 31, 2022 was $436.1 million, subject to compliance with our covenants. On a pro forma basis, when considering the increased borrowing capacity associated with our new credit agreement, we would have had $636.1 million available for borrowings, subject to compliance with our covenants.
At December 31, 2022, our long-term debt totaled approximately $3.5 billion, consisting of $205.4 million outstanding under our senior secured credit facility (including $4.7 million borrowed under the inventory sublimit tranche), $2.9 billion of senior unsecured notes, net and $402.4 million of Alkali senior secured notes, net, which are secured by the ORRI Interests. Our senior unsecured notes, net balance is comprised of $671.7 million of our 2028 notes, $976.3 million of our 2027 Notes, $336.8 million of our 2026 Notes, $531.6 million of our 2025 Notes, and $339.9 million of our 2024 Notes.
Future payment obligations related to our senior secured credit facility and senior unsecured notes as of December 31, 2022, including both principal and estimated interest payments, are summarized in the table below:

	Interest Rate	Maturity Date	Principal	Estimated Annual Interest Payable
			(in thousands)
Senior secured credit facility(1)	Varies	March 15, 2024	$205,400	$12,324
2024 Notes(2)(3)	5.625%	June 15, 2024	341,135	19,189
2025 Notes(2)	6.500%	October 1, 2025	534,834	34,764
2026 Notes(2)	6.250%	May 15, 2026	339,310	21,207
2027 Notes(2)	8.000%	January 15, 2027	981,245	78,500
2028 Notes(2)	7.750%	February 1, 2028	679,360	52,650
Total estimated payments			$3,081,284	$218,634
(1)Amounts shown above for estimated interest payments represent the amounts that would be paid on an annual basis if the debt outstanding at December 31, 2022 remained outstanding through the final maturity date of March 15, 2024, and interest rates remained constant from December 31, 2022 through the maturity date.
(2)Each series of senior unsecured notes is further discussed and defined in Note 10 to our Consolidated Financial Statements in Item 8.
(3)Subsequent to December 31, 2022, net proceeds from the issuance of our 2030 Notes were used to repurchase and retire our 2024 Notes, the obligations in respect of the remaining portion of 2024 Notes have been discharged, all as further discussed above.
Future payment obligations associated with our Alkali senior secured notes, as of December 31, 2022, including both estimated principal and interest payments, are summarized in the table below:

Payment Obligations	Estimated Interest Payments	Estimated Principal Payments
2023	$24,969	$—
2024	24,712	11,618
2025	23,997	13,097
2026 through 2042	227,794	400,285

We have the right to redeem each of our series of senior unsecured notes beginning on specified dates as summarized below, at a premium to the face amount of such notes that varies based on the time remaining to maturity on such notes. Additionally, we may redeem up to 35% of the principal amount of each of our series of senior unsecured notes with the proceeds from an equity offering of our common units during certain periods. A summary of the applicable redemption periods is provided in the table below.

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
Our Class A Convertible Preferred Units contained a distribution Rate Reset Election (as defined in Note 11), which was elected by the holders of the Class A Convertible Preferred Units on September 29, 2022 (the “election date”). From the date of issuance through the election date, each of our Class A Convertible Preferred Units accumulated quarterly distribution amounts in arrears at an annual rate of 8.75% (or $2.9496), yielding a quarterly rate of 2.1875% (or $0.7374). On the election date, the holders of the Class A Convertible Preferred Units elected to reset the rate to 11.24%, yielding a quarterly distribution of $0.9473 per preferred unit beginning with the fourth quarter of 2022.
With respect to any quarter ending on or prior to March 1, 2019, we exercised our option to pay the holders of our Class A Convertible Preferred Units the applicable distribution in additional Class A Convertible Preferred Units equal the product of (i) the number of then outstanding Class A Convertible Preferred Units and (ii) the quarterly rate. For all subsequent periods ending after March 1, 2019, we have paid and will pay all distribution amounts in respect of our Class A Convertible Preferred Units in cash. As of December 31, 2022, there are 25,336,778 Class A Convertible Preferred Units outstanding.
Redeemable Noncontrolling interests
On September 23, 2019, we, through a subsidiary, Alkali Holdings, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the “LLC Agreement”) and a Securities Purchase Agreement (the “Securities Purchase Agreement”) whereby BXC purchased $55.0 million of preferred units (or 55,000 preferred units) and committed to purchase, during a three-year commitment period, up to a total of $350.0 million of preferred units (or 350,000 preferred units) in Alkali Holdings. Alkali Holdings utilized the net proceeds from the preferred units to fund a portion of the anticipated cost of the Granger Optimization Project. On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the Granger Optimization Project by one year, which we currently anticipate completing in the second half of 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to BXC, which was accounted for as issuance costs. As part of the amendment, the commitment period was increased to four years, and the total commitment of BXC was increased to, subject to compliance with the covenants contained in our agreements with BXC, up to $351.8 million of preferred units (or 351,750 preferred units) in Alkali Holdings.
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
On May 17, 2022 (the “Redemption Date”), we fully redeemed the 251,750 outstanding Alkali Holdings preferred units a Base Preferred Return Amount of $288.6 million utilizing a portion of the proceeds we received from the issuance of our Alkali senior secured notes. As of December 31, 2022, there were no Alkali Holdings preferred units outstanding.
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
We have a universal shelf registration statement (our “2021 Shelf”) on file with the SEC which we filed on April 19, 2021 to replace our previous universal shelf registration statement that expired on April 20, 2021. Our 2021 Shelf allows us to issue an unlimited amount of equity and debt securities in connection with certain types of public offerings. However, the receptiveness of the capital markets to an offering of equity and/or debt securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions. Our 2021 Shelf is set to expire in April 2024. We expect to file a replacement universal shelf registration statement before our 2021 Shelf expires.
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
The storage of our inventory of crude oil, petroleum products and alkali products can have a material impact on our cash flows from operating activities. In the month we pay for the stored crude oil or petroleum products (or pay for extraction and processing activities in the case of alkali products), we borrow under our senior secured credit facility (or use cash on hand) to pay for the crude oil or petroleum products (or extraction/processing of alkali products), utilizing a portion of our operating cash flows. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored crude oil, petroleum products or alkali products. Additionally, for our exchange-traded derivatives, we may be required to deposit margin funds with the respective exchange when commodity prices increase as the value of the derivatives utilized to hedge the price risk in our inventory fluctuates. These deposits also impact our operating cash flows as we borrow under our senior secured credit facility or use cash on hand to fund the deposits.
Net cash flows provided by our operating activities were $334.4 million and $338.0 million for 2022 and 2021, respectively. The decrease in operating cash flow for 2022 compared to 2021 was primarily due to our working capital requirements partially offset by the increase in our segment margin during 2022.
Capital Expenditures and Distributions Paid to Our Unitholders
We use cash primarily for our operating expenses, working capital needs, debt service, acquisition activities, internal growth projects and distributions we pay to our common and preferred unitholders. We finance maintenance capital expenditures and smaller internal growth projects and distributions primarily with cash generated by our operations. We have historically funded material growth capital projects (including acquisitions and internal growth projects) with borrowings under our senior secured credit facility, equity issuances (common and preferred units), the issuance of senior unsecured or secured notes, and/or the creation of strategic arrangements to share capital costs through joint ventures or strategic alliances.

Capital Expenditures for Fixed and Intangible Assets and Equity Investees
The following table summarizes our expenditures for fixed and intangible assets and equity investees in the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$6,292	$8,749	$8,715
Sodium mineral and sulfur services assets	77,918	51,241	43,744
Marine transportation assets	39,084	34,456	31,357
Onshore facilities and transportation assets	2,928	4,476	3,644
Information technology systems	6,317	946	383
Total maintenance capital expenditures	132,539	99,868	87,843
Growth capital expenditures:
Offshore pipeline transportation assets(1)	$227,803	$41,445	$4,608
Sodium minerals and sulfur services assets	96,600	175,877	51,767
Marine transportation assets	—	—	—
Onshore facilities and transportation assets	—	133	489
Information technology systems	9,379	8,259	6,331
Total growth capital expenditures	333,782	225,714	63,195
Total capital expenditures for fixed and intangible assets	466,321	325,582	151,038
Capital expenditures related to equity investees	10,301	352	—
Total capital expenditures	$476,622	$325,934	$151,038
(1)Growth capital expenditures in our offshore pipeline transportation segment for 2022 represent 100% of the costs incurred.
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
During 2022, we entered into definitive agreements to provide transportation services for 100% of the crude oil production associated with two separate standalone deepwater developments that have a combined production capacity of approximately 160,000 barrels per day. In conjunction with these agreements, we are in the process of expanding the current capacity of the CHOPS pipeline and constructing a new 100% owned, approximately 105 mile, 20” diameter crude oil pipeline (the “SYNC pipeline”) to connect one of the developments to our existing asset footprint in the Gulf of Mexico. We plan to complete the construction in line with the producers’ plan for first oil achievement, which is currently expected in late 2024 or 2025. The producer agreements include long term take-or-pay arrangements and, accordingly, we are able to receive a project completion credit for purposes of calculating the leverage ratio under our senior secured credit facility throughout the construction period.
We plan to fund our estimated growth capital expenditures utilizing the available borrowing capacity under our senior secured credit facility and our recurring cash flows generated from operations, which we anticipate to increase during 2023 as a result of increased offshore volumes from King’s Quay and Argos, favorable export pricing and continued demand in our Alkali business, and the restart of our original Granger facility on January 1, 2023 and our expanded Granger facility in the second half of 2023.

Maintenance Capital Expenditures
Maintenance capital expenditures incurred primarily relate to our marine transportation segment to replace and upgrade certain equipment associated with our vessels and in our Alkali Business, which is included in our sodium minerals and sulfur services segment, due to the costs to maintain our related equipment and facilities. Additionally, our offshore transportation assets incur maintenance capital expenditures to replace, maintain, and upgrade equipment at certain of our offshore platforms and pipelines that we operate. We expect future expenditures to be within a reasonable range of 2022’s expenditures dependent upon the timing of when we incur certain costs. See previous discussion under “Available Cash before Reserves” for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
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
On February 14, 2023, we paid a distribution of $0.15 per common unit related to the fourth quarter of 2022. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per unit (or $3.7890 on an annualized basis). These distributions were paid on February 14, 2023 to unitholders holders of record at the close of business January 31, 2023.
Our historical distributions to common unitholders and Class A Convertible Preferred unitholders are shown in the table below (in thousands, except per unit amounts).

Distribution For	Date Paid		Per Common Unit Amount	Total Amount	Per Preferred Unit Amount	Total Amount
2020
1st Quarter	May 15, 2020		$0.1500	$18,387	$0.7374	$18,684
2nd Quarter	August 14, 2020		$0.1500	$18,387	$0.7374	$18,684
3rd Quarter	November 13, 2020		$0.1500	$18,387	$0.7374	$18,684
4th Quarter	February 12, 2021		$0.1500	$18,387	$0.7374	$18,684
2021
1st Quarter	May 14, 2021		$0.1500	$18,387	$0.7374	$18,684
2nd Quarter	August 13, 2021		$0.1500	$18,387	$0.7374	$18,684
3rd Quarter	November 12, 2021		$0.1500	$18,387	$0.7374	$18,684
4th Quarter	February 14, 2022		$0.1500	$18,387	$0.7374	$18,684
2022
1st Quarter	May 13, 2022		$0.1500	$18,387	$0.7374	$18,684
2nd Quarter	August 12, 2022		$0.1500	$18,387	$0.7374	$18,684
3rd Quarter	November 14, 2022		$0.1500	$18,387	$0.7374	$18,684
4th Quarter	February 14, 2023	(1)	$0.1500	$18,387	$0.9473	$24,000

(1)This distribution was paid on February 14, 2023 to unitholders of record as of January 31, 2023.

Contractual Obligations and Commitments
In addition to the principal and interest payment commitments associated with our long-term debt discussed above, we have other contractual obligations and commitments as of December 31, 2022, which are summarized below.
•We have estimated operating lease payment obligations totaling $234.6 million, of which $25.8 million is expected to be paid in 2023 (see Note 4 to our Consolidated Financial Statements in Item 8 for details on our lease obligations).
•We have unconditional purchase obligations from agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms. The estimated total for our unconditional purchase obligations is $54.1 million, of which $41.9 million is estimated to be paid in 2023. Contracts to purchase natural gas and utilities are generally at market-based prices. The estimated volumes and market prices at December 31, 2022 were used to value those obligations. The actual physical volumes and settlement prices may vary due to uncertainties involved in these estimates which include levels of production at the wellhead, changes in market prices and other conditions beyond our control.
•We have estimated cash requirements associated with our growth capital spending program. We expect to complete our Granger Optimization Project during 2023 and anticipate approximately $100 million of remaining capital expenditures. Additionally, we expect to spend approximately $400 million, which is net to our interests, over the next two years to complete the construction of our SYNC pipeline and expansion of our CHOPS pipeline. We also have current asset retirement obligations of approximately $27 million that we expect to pay in 2023. These requirements are expected to be funded primarily with free cash flow generated from our operations and availability under our senior secured credit facility.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
December 31, 2022
(in thousands)
ASSETS:
Current assets	$795,381
Fixed assets, net	3,680,119
Non-current assets(1)	869,793

LIABILITIES AND CAPITAL:(2)
Current liabilities	498,358
Non-current liabilities	$3,635,959
Class A Convertible Preferred Units	891,909

Statements of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Year Ended December 31, 2022
(in thousands)
Revenues(3)	$2,638,473
Operating costs	2,443,529
Operating income	194,944
Net income before income taxes	29,031
Net income(2)	25,862
Less: Accumulated distributions to Class A Convertible Preferred Units	(80,052)
Net loss available to common unitholders	$(54,190)
(1)Excluded from non-current assets in the table above are $23.0 million of net intercompany receivables due to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of December 31, 2022.
(2)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
(3)Excluded from revenues in the table above are $5.1 million of sales from Guarantor Subsidiaries to non-Guarantor Subsidiaries for the year ended December 31, 2022.
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
Impairment of Long-Lived Assets
When events or changes in circumstances indicate that the carrying amount of a fixed asset, intangible asset, equity method investment, or right of use asset with finite lives may not be recoverable, we review our assets for impairment. We compare the carrying value of the associated asset to the estimated undiscounted future cash flows expected to be generated from that asset. Estimates of future net cash flows include estimating future volumes and/or contractual commitments, future margins or tariff rates, future operating costs and other estimates and assumptions consistent with our business plans. If we determine that an asset’s unamortized cost may not be recoverable due to impairment, we may be required to reduce the carrying value and/or the subsequent useful life of the asset. Any such write-down of the value and unfavorable change in the useful life of a long-lived asset would increase costs and expenses at that time. For the years ended December 31, 2022 and 2021, we did not recognize an impairment expense associated with our long-lived assets. For the year ended December 31, 2020, we recognized impairment expense of $280.8 million associated with long-lived assets (refer to Note 7 in our Consolidated Financial Statements in Item 8 for additional details).
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
We performed a qualitative assessment as of October 1, 2022 for our refinery services reporting unit, which is the only reporting unit as of our assessment date that has goodwill. We did not identify any relevant events or circumstances indicating that it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized for the year ended December 31, 2022.
For additional information regarding our goodwill, see Note 9 to our Consolidated Financial Statements in Item 8.
Revenue recognition - Estimation of variable consideration
Our offshore pipeline transportation segment has certain long-term contracts with customers that include variable consideration that must be estimated at contract inception and re-assessed at each reporting period. Total consideration for these arrangements is recognized as revenue over the applicable contract period and is based on our measure of satisfaction of our corresponding performance obligation. Any difference in timing of revenue recognition and billings results in contract assets and liabilities. The estimated performance obligation over the life of a contract includes significant judgments by management including volume and forecasted production information, future price indexing, our ability to transport volumes produced by our customers, and the contract period. Changes in these assumptions or a contract modification could have a material effect on the amount of variable consideration recognized as revenue.
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
We identified a feature within our Class A Convertible Preferred Units that was required to be bifurcated and recorded as an embedded derivative measured at fair value. Our final valuation of the embedded derivative occurred on September 29, 2022, which is when the feature within the Class A Convertible Preferred Units that required bifurcation and fair value measurement no longer existed. On September 29, 2022, the fair value of the liability associated with the embedded derivative was reclassified to mezzanine equity.
The fair value of the embedded derivative associated with our Class A Convertible Preferred Units was estimated using a Monte Carlo simulation approach that contained inputs, including our common unit price relative to the issuance price, dividend yield, discount yield, equity volatility, 30-year U.S. Treasury rates, and default and redemption probabilities and timing estimates, which involved management judgment.
During the years ended December 31, 2022 and 2021, we recorded unrealized losses of $18.6 million and $30.8 million, respectively, associated with fair value changes of the embedded derivative. Changes in the fair value estimate during 2022 were primarily driven by the election of the rate reset, which increased the distribution rate from 8.75% to 11.24%, and changes in the fair value estimate during 2021 were primarily driven by fluctuations in the discount yield from period to period. A significant increase or decrease in these inputs could have materially affected our fair value estimate, resulting in impacts to our Consolidated Financial Statements. For example, a 10% increase or decrease in the volatility used in the calculation could have caused a decrease or an increase to the fair value of our embedded derivative of approximately $8 million or $11 million, respectively as of September 29, 2022.
For additional information regarding the Class A Convertible Preferred Units and the associated embedded derivative, see Note 11 and Note 18 to our Consolidated Financial Statements in Item 8.
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
At December 31, 2022, we were not aware of any contingencies or environmental liabilities that would have a material effect on our financial position, results of operations or cash flows.
Additionally, certain of our assets have contractual and regulatory obligations to perform dismantlement and removal activities, and in some instances remediation, when the assets are abandoned. Our asset retirement obligations are recorded as a liability at fair value and have significant assumptions and inputs, including the estimated costs and timing of the associated abandonment activities as well as the discount and inflation rates utilized to calculate the present value of the future estimated costs, that could materially impact our financial results. During 2022, we recognized changes in estimates (primarily due to updated estimated costs and the timing of when we expect to spend these costs) associated with certain of our non-core offshore assets of approximately $11 million. We could have impacts to our future earnings based on the actual costs we incur relative to our estimated costs.
Employee Benefits
We sponsor a defined benefit pension plan for union-only employees of our Alkali Business. We recognize the net funded status of the pension plan under GAAP as a net liability, included within “Other long-term liabilities” as of December 31, 2022 and 2021 on our Consolidated Balance Sheets. The funded status represents the difference between the fair value of the pension plan’s assets and the estimated benefit obligation of the plan. The benefit obligation represents the present value of the estimated future benefits we expect to pay to plan participants based on service at the end of each period. The benefit obligation and plan assets are measured at the end of each year, or more frequently, upon the occurrence of a significant event, such as a settlement or curtailment. We utilize actuarial valuations to measure our funded status in the plan, which include assumptions such as discount rates, expected long-term rate of return on our plan assets, the timing of our contributions and payments, employee headcount and compensation changes, amongst others. Significant changes to certain of these assumptions can have a material impact to our financial statements. We recognized an actuarial gain of $11.2 million during 2022 in accumulated other comprehensive income (loss) primarily as a result of an increase to the discount rate utilized to calculate our benefit obligation from 3.27% at December 31, 2021 to 5.33% at December 31, 2022. The impact of the increase in our discount rate was partially offset as a result of an actuarial loss recognized due to the difference between the actual and expected return on our plan assets during 2022.
Recent Accounting Pronouncements
Recently Issued and Recently Adopted
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides expedients and exceptions for accounting treatment of contracts which are affected by the anticipated discontinuation of the London InterBank Offered Rate (“LIBOR”) and other rates resulting from rate reform that are entered into on or before December 31, 2022. Contract terms that are modified due to the replacement of a reference rate are not required to be remeasured or reassessed under relevant accounting standards. On May 17, 2022, we entered into our Second Amendment and Consent to the credit agreement (defined in Note 10 to our Consolidated Financial Statements in Item 8), which among other things, replaced our existing LIBOR rate based borrowings with the Term SOFR rate, which is based on the Secured Overnight Financing Rate (“SOFR”) borrowings. The impact to our senior secured credit facility and related interest expense upon transition to SOFR did not have a material impact on our Consolidated Financial Statements for the year ended December 31, 2022. Refer to Note 10 in our Consolidated Financial Statements in Item 8 for more details.

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
Commodity Price Risk
We use derivative instruments to hedge price risk associated with the following commodities:
•Crude Oil and Petroleum Products — We utilize crude oil and petroleum product derivatives to hedge commodity price risk inherent in our onshore facilities and transportation segment. Our objectives for these derivatives include hedging fixed price purchase and sales, crude inventories, and basis differentials. We manage these exposures with various instruments including futures, swaps, and options. Our risk management policies are designed to monitor our physical volumes, grades and delivery schedules to ensure our hedging activities address the market risks inherent in our gathering and marketing activities. As of December 31, 2022 we had entered into derivative instruments that will settle between January 2023 and March 2023.
•Natural Gas — We utilize natural gas derivatives to hedge commodity price risk inherent in our sodium minerals and sulfur services segment. Our objectives for these derivatives include hedging anticipated purchases of natural gas used by our Alkali business to generate heat and power for operations. We manage these exposures with various instruments including futures, swaps, and options. As of December 31, 2022 we had entered into derivative instruments that will settle between January 2023 and December 2023.
The accounting treatment for our commodity derivatives is discussed further in Note 18 to our Consolidated Financial Statements in Item 8.
The table below presents information about our open commodity derivative contracts at December 31, 2022. Notional amounts in barrels or MMBtu, the weighted average contract price, total contract amount and total fair value amount in U.S. dollars of our open positions are presented below. Fair values were determined by using the notional amount in barrels or MMBtu multiplied by the December 31, 2022 quoted market prices. The table does not include offsetting physical exposures hedged by our derivative contracts.

	Unit of Measure for Volume	Contract Volumes (in 000’s)	Unit of Measure for Price	Weighted Average Market Price	Contract Value (in 000’s)	Mark-to Market Change (in 000’s)	Settlement Value (in 000’s)
Futures and Swap Contracts
Sell (Short) Contracts:
Crude Oil	Bbl	93	Bbl	$78.31	$7,282	$197	$7,479
#6 Fuel Oil	Bbl	25	Bbl	$56.15	$1,404	$95	$1,499
Natural Gas	MMBtu	1,480	MMBtu	$5.27	$7,794	$(829)	$6,965

Buy (Long) Contracts:
Crude Oil	Bbl	90	Bbl	$76.43	$6,878	$348	$7,226
Natural Gas Swaps	MMBtu	9,765	MMBtu	$0.64	$6,231	$32,151	$38,382
Natural Gas	MMBtu	8,060	MMBtu	$5.36	$43,185	$(8,809)	$34,376

Option Contracts
Written Contracts:
Natural Gas	MMBtu	1,910	MMBtu	$0.70	$1,340	$559	$1,899

Purchased Contracts:
Natural Gas	MMBtu	340	MMBtu	$0.03	$9	$(9)	$—
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
As noted above, on May 17, 2022, we entered into our Second Amendment and Consent to the credit agreement, which among other things, replaced our existing LIBOR rate based borrowings with the Term SOFR rate. The impact to our senior secured credit facility and related interest expense upon transition to SOFR did not have a material impact on our Consolidated Financial Statements for the year ended December 31, 2022. Obligations under our senior secured credit facility bear interest at the SOFR rate or alternate base rate (which approximates the prime rate), at our option, plus the applicable margin. We have not historically hedged our interest rates. On December 31, 2022, we had $205.4 million of debt outstanding under our senior secured credit facility. A 10% change in the SOFR rate would have resulted in an immaterial impact to Net income for the year ended December 31, 2022.
The Preferred Distribution Rate Reset Election associated with our Class A Convertible Preferred Units represented a feature that was required to be bifurcated from the related host contract, the preferred unit purchase agreement, and accounted for as an embedded derivative recorded at fair value in our Consolidated Balance Sheets. Our final valuation of the embedded derivative occurred on September 29, 2022, which is the date at which the feature within the Class A Convertible Preferred Units that required bifurcation and fair value measurement no longer existed. On September 29, 2022, the fair value of the liability associated with the embedded derivative was reclassified to mezzanine equity. The valuation model utilized for this embedded derivative contained inputs including our common unit price relative to the issuance price, the current dividend yield, the discount yield (which was adjusted periodically for changed associated with the industry’s credit markets), equity volatility, default probabilities, U.S. treasury rates, and timing estimates to ultimately calculate the fair value of our Class A Convertible Preferred Units with and without the Preferred Distribution Rate Reset Option. See Note 11 and Note 18 to our Consolidated Financial Statements in Item 8 for further discussion of our Class A Convertible Preferred Units and embedded derivatives.
Item 8. Financial Statements and Supplementary Data
The information required hereunder is included in this report as set forth in the “Index to Consolidated Financial Statements.”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. As described in our Quarterly Report on Form 10-Q for the period ended June 30, 2022, management identified a material weakness in our internal control over financial reporting during the quarter ended June 30, 2022. The Company implemented measures in an effort to remediate the material weakness and enhance the Company’s accounting and review processes during the three months ended September 30, 2022, which included the following actions: (i) implementing additional review procedures; and (ii) participating in various continuing education courses associated with the review of revenue contracts. As of December 31, 2022, management believes that the measures described above have remediated the material weakness identified during the quarter ended June 30, 2022.
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
Changes in Internal Controls over Financial Reporting
Except as noted above, there have been no changes in internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our assessment, we believe that, as of December 31, 2022, the Partnership’s internal control over financial reporting is effective based on those criteria.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, our management included a report of their assessment of the design and effectiveness of our internal controls over financial reporting as part of this Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Ernst & Young LLP, the Partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the Partnership’s internal control over financial reporting. Ernst & Young’s attestation report on the Partnership’s internal control over financial reporting appears in Item 8. “Financial Statements and Supplementary Data.”

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
Collectively, members of the Davison family own 11.1% of our Class A Common Units and 77.0% of our Class B Common Units, for a combined ownership percentage of 11.1% of total Common Units. Pursuant to its unitholder rights agreement, the Davison family is entitled to elect up to three of our directors based on its members’ collective ownership percentage of our outstanding common units: (i) with 15% or more ownership, they have the right to appoint three directors, (ii) with less than 15% ownership but more than 10%, they have the right to appoint two directors, and (iii) with less than 10% ownership, they have the right to appoint one director. That unitholder rights agreement also provides that, so long as the Davison family has the right to elect three directors thereunder, our board of directors cannot have more than 11 directors without the Davison family’s consent. In addition to their rights under that unitholder rights agreement, if the members of the Davison family act as a group, they have the ability to elect at least a majority of our directors because they own a majority of our Class B units.
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
Our board of directors currently consists of Sharilyn S. Gasaway, James E. Davison, James E. Davison, Jr., Kenneth M. Jastrow II, Conrad P. Albert, Jack T. Taylor and Grant E. Sims. Our board of directors has determined that each of Ms. Gasaway and Messrs. Jastrow, Albert and Taylor is an independent director under the NYSE rules.
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
On September 1, 2017, we sold $750 million of Class A Convertible Preferred Units in a private placement, comprised of 22,249,494 units for a cash purchase price per unit of $33.71 (subject to certain adjustments, the “Issue Price”) to two initial purchasers. In connection with the private placement, we have granted each initial purchaser (including its applicable affiliate transferees) certain rights, including (i) the right to appoint an observer, who shall have the right to attend our board meetings for so long as an initial purchaser (including its affiliates) owns at least $200 million of our Class A Convertible Preferred Units and (ii) the right to appoint two directors to our general partner’s board of directors if (and so long as) we fail to pay in full any three quarterly distribution amounts, whether or not consecutive.
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
Executive Sessions of Non-Management Directors
Our board of directors holds executive sessions in which non-management directors meet without any members of management present in connection with regular board meetings. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. Mr. Jastrow, as the lead independent director, serves as the presiding director at those executive sessions. In accordance with NYSE rules, interested parties can communicate directly with non-management directors by mail in care of the General Counsel and Secretary or in care of the chairperson of the audit committee at 811 Louisiana, Suite 1200, Houston, TX 77002. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded. We have established a toll-free, confidential telephone hotline so that interested parties may communicate with the chairperson of the audit committee or with all the non-management directors as a group. All calls to this hotline are reported to the chairperson of the audit committee who is responsible for communicating any necessary information to the other non-management directors. The number of our confidential hotline is (844) 988-1965.
Directors and Executive Officers
Set forth below is certain information concerning our directors and executive officers, effective as of February 24, 2023.

Name	Age	Position
Grant E. Sims	67	Director, Chairman of the Board, and Chief Executive Officer
Conrad P. Albert	76	Director
James E. Davison	85	Director
James E. Davison, Jr.	56	Director
Sharilyn S. Gasaway	54	Director
Kenneth M. Jastrow II	75	Director
Jack T. Taylor	71	Director
Robert V. Deere	68	Chief Financial Officer
Edward T. Flynn	64	Executive Vice President
Kristen O. Jesulaitis	53	Chief Legal Officer and Senior Vice President
Ryan S. Sims	39	Senior Vice President
Garland G. Gaspard	68	Senior Vice President
Karen N. Pape	64	Senior Vice President and Controller
Richard R. Alexander	47	Vice President
William S. Goloway	62	Vice President
Chad A. Landry	59	Vice President

Grant E. Sims has served as a director and Chief Executive Officer of our general partner since August 2006 and Chairman of the Board of our general partner since October 2012. Mr. Sims was affiliated with Leviathan Gas Pipeline Partners, LP from 1992 to 1999, serving as the Chief Executive Officer and a director beginning in 1993 until he left to pursue personal interests, including investments. Leviathan (subsequently known as El Paso Energy Partners, L.P. and then GulfTerra Energy Partners, L.P.) was a NYSE listed MLP. Mr. Sims has an established track record of developing strong companies and has led his companies through a period of substantial growth while increasing geographic and operational diversity. Mr. Sims provides leadership skills, executive management experience and significant knowledge of our business environment, which he has gained through his vast experience with other MLPs.
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
Sharilyn S. Gasaway has served as a director of our general partner since March 2010 and serves as chairperson of the audit committee. Ms. Gasaway is a private investor and was Executive Vice President and Chief Financial Officer of Alltel Corporation, a wireless communications company, from 2006 to 2009, and served as Controller of Alltel Corporation from 2002 through 2006. In her role as CFO, Ms. Gasaway was responsible for the company’s finance, financial reporting, and risk management roles, and gained extensive experience in corporate performance and strategic planning. She brings this vast knowledge to the Partnership. Ms. Gasaway is a director of JB Hunt Transport Services, Inc., a public company where she also serves as the chair of the audit committee. Additionally, Ms. Gasaway serves on the compensation and nominating committees of JB Hunt Transport Services, Inc. Ms. Gasaway provides our board of directors valuable business experience, risk management and financial expertise, including an understanding of the accounting, compliance and financial matters that we address on a regular basis.
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
Kristen O. Jesulaitis serves as Chief Legal Officer and Senior Vice President. Since joining Genesis in July 2011, Ms. Jesulaitis has been responsible for overseeing all legal matters of the Company, including acquisitions and commercial transactions, compliance and regulatory affairs, corporate governance, finance, and securities. Prior to joining Genesis, Ms. Jesulaitis was a partner at the law firm Akin Gump Strauss Hauer & Feld LLP principally engaged in the areas of corporate and securities law, with primary focus in the midstream energy sector.
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

Item 11. Executive Compensation
The Compensation Discussion and Analysis below discusses our compensation process and our objectives and philosophy with respect to our Named Executive Officers (“NEOs”) for the fiscal year ended December 31, 2022.
Compensation Discussion and Analysis
Named Executive Officers
Our NEOs for 2022 were:
•Grant E. Sims, Chief Executive Officer;
•Robert V. Deere, Chief Financial Officer;
•Edward T. Flynn, Executive Vice President;
•Kristen O. Jesulaitis, Chief Legal Officer and Senior Vice President; and
•Garland G. Gaspard, Senior Vice President.
Board and Governance, Compensation and Business Development Committee
Our board of directors is responsible for, and effectively determines, compensation programs applicable to our NEOs and to the board itself. Our board of directors has delegated to the G&C Committee, of which a majority of the members are “independent,” according to NYSE listing standards, the authority and responsibility to regularly analyze and evaluate our compensation policies, to determine the annual compensation of our NEOs, and to make recommendations to our board of directors with respect to such matters. As described in more detail below, the G&C Committee engaged Meridian Compensation Partners, LLC, or Meridian, as its independent compensation adviser for 2022. As the need arises, we also utilize committees comprised solely of certain of our independent directors (i.e., the audit committee or special committees) to review and make recommendations with respect to certain matters. Because the G&C Committee is comprised of all the members of our board of directors, excluding our CEO, determinations and recommendations by the G&C Committee are effectively determinations by our board of directors, which has approval authority for all such compensation matters. For a more detailed discussion regarding the purposes and composition of board committees, please see Item 10. “Directors, Executive Officers and Corporate Governance.”
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
Role of Compensation Consultant and Peer Group Analysis
The G&C Committee’s charter authorizes it to retain independent compensation consultants from time to time to serve as a resource in support of its efforts to carry out certain duties. In 2022, the G&C Committee engaged Meridian, an independent compensation consultant, to assist the G&C Committee in assessing and structuring competitive compensation packages for the executive officers that are consistent with our compensation philosophy. The G&C Committee assessed the independence of Meridian pursuant to current exchange listing requirements and SEC guidance and concluded that no conflict of interest exists that would prevent Meridian from serving as an independent consultant to the G&C Committee.
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
The peer group used for this market analysis in 2022 consisted of the following 14 companies in the energy industry: Plains All American Pipeline, L.P., Targa Resources Corp., DCP Midstream, LP, Equitrans Midstream Corporation, EnLink Midstream, LLC, Magellan Midstream Partners, L.P., Delek US Holdings, Inc., NGL Energy Partners LP, NuStar Energy L.P., Sunoco LP, Crestwood Equity Partners LP, USA Compression Partners, LP, U.S. Silica Holdings, Inc. and Calumet Specialty Products Partners, L.P. These companies were selected as the compensation peer group for any or all of the following reasons:
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
The amount of compensation contingent on performance is a significant percentage of total compensation, therefore ensuring that business decisions and actions lead to the long-term growth and sustainability of the organization. Our bonus plan (including annual and retention bonuses) is driven by the generation of Available Cash before Reserves (as defined in Item. 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations-Financial Measures”) which is an important metric of value for our unitholders, and our safety record, with the goal of retention of key employees and NEOs. Our long-term incentive plan is also linked to our generation of Available Cash before Reserves, our sustainability and safety record, as well as the partnership’s Consolidated Leverage ratio (as defined in its senior secured credit facility agreement).

Elements of Our Compensation Program and Compensation Decisions for 2022
The primary elements of our compensation program are a combination of annual cash and long-term incentive-based compensation. For the year ended December 31, 2022, the elements of our compensation program for the NEOs consisted of an annual base salary, discretionary annual bonus awards, and awards under our long-term incentive compensation program.
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
In April 2022, the G&C Committee reviewed the assessments of market levels of compensation developed by Meridian in conjunction with a discussion of individual performance and responsibilities. As a result of this review and taking into account current market conditions, the G&C Committee approved an increase in Mr. Sims’ 2022 base salary to $800,000, representing an increase of 23.1%. This is Mr. Sims’ first increase in base salary since 2018. The base salaries of Mr. Deere and Mr. Flynn remained the same from 2021 at $450,000 and $500,000, respectively. The G&C Committee also approved an increase in Ms. Jesulaitis’ base salary to $450,000, an increase of 12.5%, and an increase in Mr. Gaspard’s base salary to $375,000, an increase of 10.3%, as a result of this review, current market conditions, and their respective levels of responsibility.
Bonuses
Our NEOs typically participate in a bonus program, or the Bonus Plan, in which a majority of company employees participate. As designed by the G&C Committee, each NEO has an annual bonus target based on a stated percentage of his or her base salary. The targeted amount for the NEOs is established based on the analysis of market practices of the peer group and consideration of the level of salary and targeted long-term incentives for each NEO. Based on the G&C Committee's subjective review of 2022 operational and financial performance, in the context of total NEO compensation, a discretionary bonus was granted to Mr. Flynn in the amount of $885,000 associated with the performance of the Alkali Business. This bonus will be paid in March 2023, contingent on Mr. Flynn’s employment on the payment date. Further, it was determined by the
G&C Committee that each NEO will be considered for a retention bonus for 2022, as further discussed below.
Our NEOs may participate in a retention bonus program for which certain key employees, managers and officers are eligible. These retention bonuses are discretionary and are awarded based on individual and company performance with the goal of retaining key employees. In 2022, Mr. Sims was granted a retention bonus of $1,000,000, Ms. Jesulaitis was granted a retention bonus of $550,000, Mr. Flynn was granted a retention bonus of $500,000, Mr. Gaspard was granted a retention bonus of $375,000 and Mr. Deere was granted a retention bonus of $300,000, to be paid in four equal installments at the following dates: September 2023, December 2023, March 2024, and June 2024, contingent upon continued employment at those dates.
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
During 2022 and 2021, we also granted cash-based awards to certain officers and other employees under our 2018 LTIP, including our NEOs. We established target grant values for NEOs based on an analysis of market practices of our compensation peer group and consideration of the level of salary and targeted bonus for each NEO.
For 2022, 2021 and 2020, the G&C Committee established the following long-term incentive cash grant target values for each of our NEOs:

	Long-Term Incentive Cash Grant Value
Name	2022 (1)	2021 (1)	2020 (2)
Grant E. Sims	$4,000,000	$3,600,000	$—
Robert V. Deere	800,000	800,000	—
Edward T. Flynn	1,500,000	1,500,000	—
Kristen O. Jesulaitis	1,000,000	650,000	—
Garland G. Gaspard	750,000	600,000	—
(1) See additional discussion of awards granted to NEOs under the 2018 LTIP during 2022 and 2021 included in the “Grants of Plan-Based Awards” disclosure below.
(2) As a part of the process to reduce and control our cost structure, management recommended no awards to be granted to NEOs under the 2018 LTIP during 2020, which was approved by our board of directors.

In addition to the established target values noted above for 2021, on April 7, 2021, we granted one-time supplemental cash-based awards to certain officers and other employees under our 2018 LTIP, including our NEOs. The supplemental awards are 100% service-based and will be paid out on their two year anniversary, or April 7, 2023, contingent on each employee’s continued employment at that date. These awards were granted, and include a shorter vesting period with the goal of retaining key employees. The amounts of one-time supplemental awards granted to our NEOs were as follows: $720,000 for Mr. Sims, $160,000 for Mr. Deere, $300,000 for Mr. Flynn, $130,000 for Ms. Jesulaitis and $120,000 for Mr. Gaspard.
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

The foregoing report is provided by the following directors, who constitute the G&C Committee:
•Kenneth M. Jastrow II, Chairman
•Conrad P. Albert
•James E. Davison
•James E. Davison, Jr.
•Sharilyn S. Gasaway
•Jack T. Taylor
The information contained in this report shall not be deemed to be soliciting material or filed with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.
Compensation Risk Assessment
Our board of directors does not believe that our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us. We compensate most employees with a combination of competitive base salary and incentive compensation. Meridian advised the G&C Committee that our programs include multiple features and practices that appropriately control motivations for excessive risk taking. Our board of directors believes that the mix and design of the elements of employee compensation does not encourage employees to assume excessive or inappropriate risk taking.
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

Summary Compensation Table
The following Summary Compensation Table summarizes the total compensation paid or accrued to our NEOs in 2022, 2021 and 2020.

Name & Principal Position	Year	Salary ($)	Bonus ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Grant E. Sims	2022	$758,461	$665,000	$792,000	$716,488	$2,931,949
Chief Executive Officer	2021	650,000	480,000	495,360	8,154	1,633,514
(Principal Executive Officer)	2020	650,000	480,000	—	37,034	1,167,034
Robert V. Deere	2022	450,000	270,000	288,000	41,704	1,049,704
Chief Financial Officer	2021	450,000	240,000	165,120	25,554	880,674
(Principal Financial Officer)	2020	450,000	240,000	—	46,814	736,814
Edward T. Flynn(1)	2022	500,000	850,000	240,000	37,890	1,627,890
Executive Vice President	2021	500,000	60,000	180,000	22,637	762,637
	2020	500,000	850,000	—	27,868	1,377,868
Kristen O. Jesulaitis	2022	436,154	410,000	198,000	35,896	1,080,050
Chief Legal Officer and Senior Vice President	2021	400,000	300,000	109,740	15,384	825,124
	2020	400,000	318,750	—	28,773	747,523
Garland G. Gaspard	2022	365,307	295,000	180,000	44,754	885,061
Senior Vice President	2021	340,000	240,000	123,840	25,554	729,394
	2020	340,000	390,000	—	36,721	766,721
(1)Mr. Flynn’s bonus for 2022 includes a discretionary bonus of $600,000 relating to 2021 but paid in March 2022, contingent upon his continued employment on the payment date. Mr. Flynn's bonus for 2020 includes a discretionary bonus of $360,000 relating to 2019 but paid in March 2020, contingent upon Mr. Flynn's continued employment on the payment date.
(2)The amounts shown represent any retention bonuses vested and paid during each of 2020, 2021, and 2022, as well as any cash or special bonus awards earned relative to each year.
(3)The amounts shown represent the non-equity incentive plan awards vested and paid in 2022 and 2021 from the awards granted in 2019 and 2018, respectively, under our 2018 LTIP.
(4)The following table presents the components of “All Other Compensation” for each NEO for the year ended December 31, 2022.

Name	401(k) Matching and Profit Sharing Contributions(1)	Insurance Premiums(2)	Totals
Grant E. Sims	$15,250	$701,238	$716,488
Robert V. Deere	33,550	8,154	41,704
Edward T. Flynn	30,500	7,390	37,890
Kristen O. Jesulaitis	33,550	2,346	35,896
Garland G. Gaspard	36,600	8,154	44,754
The amounts in this table represent:
(1)Contributions by us to our 401(k) and profit sharing plan on each NEO’s behalf.
(2)Term life insurance premiums paid by us on each NEO’s behalf. Mr. Sims insurance premiums for 2022 include the premium associated with his life insurance policy that is paid by us.

Grants of Plan-Based Awards
The following table shows the cash-based awards granted to our NEOs in 2022 under our 2018 LTIP.

			Estimated Future Payouts Under
			Non-Equity Incentive Plan Awards
Name	Grant Date(1)	Vest Date	Threshold	Target	Maximum
Grant E. Sims	4/7/2022	4/7/2025	2,400,000	4,000,000	7,200,000
Robert V. Deere	4/7/2022	4/7/2025	480,000	800,000	1,440,000
Edward T. Flynn	4/7/2022	4/7/2025	900,000	1,500,000	2,700,000
Kristen O. Jesulaitis	4/7/2022	4/7/2025	600,000	1,000,000	1,800,000
Garland G. Gaspard	4/7/2022	4/7/2025	450,000	750,000	1,350,000

(1)For awards granted to NEOs on April 7, 2022, 80% of the amount represents the cash to be paid if the Company meets certain performance conditions (threshold, target and maximum) associated with our Available Cash before Reserves, our Consolidated Leverage Ratio (as defined in the credit agreement), and safety and sustainability metrics during 2024. The remaining 20% of the awards are service-based. See additional discussion in “Long-Term Incentive Compensation” above relating to the 2018 LTIP.

There were no equity based awards granted to our NEOs as of December 31, 2022.
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
Potential Payments upon Termination or Change of Control
    Based upon a hypothetical termination date of December 31, 2022, the termination benefits for Messrs. Sims, Deere, Flynn, Gaspard and Ms. Jesulaitis for voluntary termination or termination for cause would be zero.
If termination occurs due to death or disability, Messrs. Sims, Deere, Flynn, Gaspard and Ms. Jesulaitis would vest in outstanding awards under our 2018 LTIP at 100%, including the awards granted in both 2022 and 2021, would result in payments under the 2018 LTIP of the following amounts upon death or disability:

Grant E. Sims	$8,320,000
Robert V. Deere	1,760,000
Edward T. Flynn	3,300,000
Kristen O. Jesulaitis	1,780,000
Garland G. Gaspard	1,470,000

Upon a change of control for the outstanding LTIP awards granted in April 2022 and April 2021, the unvested service tranche of the cash awards granted will become fully vested and the unvested performance tranche of the cash award granted will vest at 200% of the performance metric. Based on a hypothetical simultaneous change of control and termination date of December 31, 2022, the change of control termination benefits for Messrs. Sims, Deere, Flynn, Gaspard and Ms. Jesulaitis would have been as follows:

	Grant E. Sims	Robert V. Deere	Edward T. Flynn	Kristen O. Jesulaitis	Garland G. Gaspard
Cash payment for vested awards under 2018 LTIP granted in 2022	$7,200,000	$1,440,000	$2,700,000	$1,800,000	$1,350,000
Cash payment for vested awards under 2018 LTIP granted in 2021	7,200,000	1,600,000	3,000,000	1,300,000	1,200,000
Total	$14,400,000	$3,040,000	$5,700,000	$3,100,000	$2,550,000
Director Compensation in Fiscal Year 2022
The table below reflects compensation for our non-employee directors. Mr. Sims does not receive any compensation attributable to his status as a director.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2) (3)	All Other Compensation ($)(4)	Total
Conrad P. Albert	109,000	115,000	21,475	245,475
James E. Davison	$100,000	$110,000	$20,890	$230,890
James E. Davison, Jr.	100,000	110,000	20,890	230,890
Sharilyn S. Gasaway	116,500	122,500	23,469	262,469
Kenneth M. Jastrow II	112,500	122,500	23,469	258,469
Jack T. Taylor	107,000	115,000	21,475	243,475
(1)Amounts include annual retainer fees and fees for attending meetings. See further discussion below regarding the change to the pay structure for our non-employee directors that occurred in July 2022.
(2)Amounts in this column represent the fair value of the awards of phantom units under our 2010 LTIP on the date of grant, as calculated in accordance with accounting guidance for equity-based compensation. See further discussion below regarding the change to the pay structure for our non-employee directors that occurred in July 2022.
(3)Outstanding awards to directors at December 31, 2022 consist of phantom units granted under our 2010 LTIP. Messrs. James Davison and James Davison, Jr. each hold 34,901 outstanding phantom units, Ms. Gasaway and Mr. Jastrow each hold 39,124 outstanding phantom units, and Messrs. Albert and Taylor each hold 36,041 outstanding phantom units, respectively.
(4)Amounts in this column represent the amounts paid for tandem DERs related to outstanding phantom units granted under our 2010 LTIP.
In July 2022, the pay structure for our directors who are not officers of our general partner was updated to increase the non-employee directors’ base compensation and to eliminate cash compensation for attending Additional Meetings, as discussed more fully below. Beginning in July 2022, our non-employee directors are entitled to a base compensation of $240,000 per year, with $120,000 paid in cash and $120,000 paid in phantom units. The lead director, the chairpersons of the audit committee and G&C Committee, and any non-chair members of the audit committee each receive an additional amount of base compensation split equally between cash and phantom units. The cash compensation is paid in equal quarterly installments. Such additional amount is $10,000 for the lead director, $25,000 for the chair of the audit committee, $15,000 for the chair of the G&C Committee and $15,000 for any audit committee non-chair members.
Cash is paid, and phantom units are awarded, on the first day of each calendar quarter. During 2020, 2021 and 2022, we awarded phantom units under our 2010 LTIP only to directors, all of which were service-based awards with no performance conditions. The number of phantom units awarded is determined by dividing the closing market price of our units on the date of the award into the amount to be paid in phantom units. So long as he or she is a director on the relevant date of determination, each director will receive: (i) a quarterly distribution equal to the number of phantom units held by such director multiplied by the quarterly distribution amount we will pay in respect of each of our outstanding common units on such distribution date, and (ii) for all phantom units granted prior to July 2021, on the third anniversary of each award date for such director, an amount equal to the number of phantom units granted to such director on such award date multiplied by the average closing price of our common units for the 20 trading days ending on the day immediately preceding such anniversary date. Beginning in July 2021, all phantom units granted to our directors will vest and pay out after their one year anniversary at an amount equal to the number of phantom units granted multiplied by the average closing price of our common units for the 20 trading days ending on the day immediately preceding such anniversary date.
Prior to July 2022, participation by a director in Additional Meetings in-person entitled her/him to additional compensation of $2,500 per meeting, and participation by a director by means of telecommunication entitled her/him to additional compensation of $2,000 per meeting. Such payments were made in conjunction with the quarterly payments of base compensation. Additional Meetings consisted of (i) with respect to our board of directors any meetings (in-person or by telecommunication) other than (x) the five pre-set meetings of our board of directors for each calendar year and (y) brief follow-up telecommunication conferences relating to the Annual Report on Form 10-K or any Quarterly Report on Form 10-Q the Company files with the SEC, and (ii) any committee meeting.
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
We utilized the same median employee for the CEO to median employee pay ratio calculation as of December 31, 2021 and 2022, as we did not experience any significant changes in the employee population or employee compensation arrangements during 2021 or 2022 that we reasonably believe would impact the CEO to median employee pay ratio disclosure. As of December 31, 2022, the Company had 2,109 employees, including 2,088 full-time employees, and 21 temporary employees.
We calculated the annual total compensation for the median employee using the same methodology we use for our named executive officers as set forth in the 2022 Summary Compensation Table above in this 10-K filing.  Mr. Sims, our CEO, had 2022 annual total compensation of $2,931,949, as reflected in the Summary Compensation Table. Our median employee’s annual total compensation for 2022 was $120,393.  Based on this information, Mr. Sims’ total annual compensation was approximately twenty-four times that of our median employee in 2022, or 24:1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
Beneficial Ownership of Partnership Units
Beneficial Ownership of Common Units
The following table sets forth certain information as of February 24, 2023, regarding the beneficial ownership of our common units by beneficial owners of 5% or more by class of unit and by directors and the executive officers of our general partner and by all directors and executive officers as a group. This information is based on data furnished by the person named.

	Class A Common Units			Class B Common Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Conrad P. Albert	15,000		*	—	—
James E. Davison	3,738,178	(2)	3.1%	9,453	23.6%
James E. Davison, Jr.	5,423,932	(3)	4.4%	13,648	34.1%
Sharilyn S. Gasaway	289,445		*	1,081	2.7%
Kenneth M. Jastrow II	150,000		*	—	—
Jack T. Taylor	32,865		*	—	—
Grant E. Sims	3,010,000	(4)	2.5%	7,087	17.7%
Robert V. Deere	829,987		*	1,052	2.6%
Edward T. Flynn	120,000		*	—	—
Kristen O. Jesulaitis	55,000		*	—	—
Ryan S. Sims	16,300		*	—	—
Garland G. Gaspard	12,000		*	—	—
Karen N. Pape	152,131		*	—	—
Richard R. Alexander	20,245	(5)	*	—	—
William S. Goloway	10,000		*	—	—
Chad A. Landry	30,000	(6)	*	—	—
All directors and executive officers as a group (16 in total)	13,905,083		11.3%	32,321	80.8%

Steven K. Davison	2,205,617	(7)	1.8%	7,676	19.2%
Global X Management Company LLC	6,307,420		5.1%	—
Invesco LTD	16,209,740		13.2%	—
FMR LLC	7,400,097		6.0%
ALPS Advisors, Inc.	16,265,444		13.3%	—
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
(6)All 30,000 Class A Common Units are held in a trust of which Mr. Landry is the beneficiary and co-trustee.
(7)Includes 147,941 Class A Common Units held by the Steven Davison Family Trust.

Except as noted, each unitholder in the above table is believed to have sole voting and investment power with respect to the units beneficially held, subject to applicable community property laws.
Beneficial Ownership of Preferred Units
    The following table sets forth certain information as of December 31, 2022, regarding the beneficial ownership of our Class A Convertible Preferred Units. This information is based on data furnished by the persons named.

Name and Address of Beneficial Owner	Class A Convertible Preferred Units
	Amount and Nature of Beneficial Ownership	Percent of Class (1)
GSO Rodeo Holdings LP (2)	12,668,389	50.0%
KKR Rodeo Aggregator L.P.(3)	12,668,389	50.0%

(1)The percentage of beneficial ownership is calculated based on 25,336,778 Class A Convertible Preferred Units deemed outstanding as of December 31, 2022.
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
The mailing address for Genesis Energy, LLC and all officers and directors is 811 Louisiana, Suite 1200, Houston, Texas, 77002.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Transactions with Related Persons
Our CEO, Mr. Sims owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. In connection with this arrangement, we made payments to Mr. Sims totaling $0.7 million, during 2022. Based on current market rates for chartering of private aircraft under long-term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement are no worse than what we could have expected to obtain in an arms-length transaction.
Family members of certain of our executive officers and directors may work for us from time to time. In 2022, Mr. Sims (our CEO and a director) had two sons that worked for us, one as senior vice president of finance and corporate development and the other as director of commercial development in our offshore pipeline transportation segment. Mr. James Davison, Sr. (a director) had one son (who is also a brother of James E. Davison, Jr., a director) that worked as a director in our onshore facilities and transportation department in 2022. In the aggregate, these family members received total W-2 compensation of less than $1,400,000.
On September 23, 2019 we announced the Granger Optimization Project to expand our existing Granger facility. We entered into agreements with BXC, the beneficial owner of more than 5% of our Class A Convertible Preferred Units, for the purchase of up to a total of $350,000,000 of preferred units (or 350,000 preferred units) of Alkali Holdings. The proceeds we receive from BXC will fund a portion of the anticipated cost of the Granger Optimization Project. On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the Granger Optimization Project by one year, which we currently anticipate completing in the second half of 2023. We issued 1,750 Alkali Holdings preferred units to BXC in consideration for the amendment. As part of the amendment, the total commitment of BXC was increased to, subject to compliance with the covenants contained in our agreements with BXC, up to $351,750,000 of preferred units (or 351,750 preferred units) in Alkali Holdings. The Alkali Holdings preferred unitholders receive PIK distributions in lieu of cash distributions during the new anticipated construction period. From time to time after we had drawn at least $251.8 million, we had the option to redeem the outstanding preferred units in whole for cash at a price equal to the initial $1,000 per preferred unit purchase price, plus no less than the greater of a predetermined fixed internal rate of return amount or a multiple of invested capital metric, net of cash distributions paid to date (“Base Preferred Return Amount”). Additionally, if all outstanding preferred units were redeemed, we had not drawn at least $251.8 million, and BXC was not a “defaulting member” under the LLC Agreement, BXC had the right to a make-whole amount on the number of undrawn preferred units.
On May 17, 2022 (the “Redemption Date”), we fully redeemed the 251,750 outstanding Alkali Holdings preferred units at a Base Preferred Return Amount of $288.6 million. During 2022, we issued 5,356 Alkali Holdings preferred units to BXC to fund the Granger Optimization Project and satisfy the Company’s obligation to pay tax distributions. As of December 31, 2022, there were no Alkali Holdings preferred units outstanding.
On May 17, 2022, we, through a newly created wholly-owned unrestricted entity, GA ORRI LLC, issued $425 million principal amount of our 5.875% Alkali senior secured notes due 2042 to certain institutional investors advised by BXC, secured by GA ORRI’s fifty-year 10% limited term overriding royalty interest in substantially all of our Alkali Business’ trona mineral leases. See Item 1. “Recent Developments and Status of Certain Growth Initiatives - Alkali Senior Secured Notes Issuance and Related Transactions” for more information.
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

Item 14. Principal Accounting Fees and Services
The following table summarizes the fees for professional services rendered by Ernst & Young LLP for the years ended December 31, 2022 and 2021.

	2022	2021
	(in thousands)
Audit Fees(1)	$3,374	$3,087
All Other Fees(2)	423	3
Total	$3,797	$3,090

(1)Includes fees for the annual audit and quarterly reviews (including internal control evaluation and reporting), SEC registration statements and accounting and financial reporting consultations and research work regarding Generally Accepted Accounting Principles.
(2)Includes fees associated with non-audit related services and licenses for accounting research software.
Pre-Approval Policy
The services by Ernst & Young in 2022 and 2021 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. This policy describes the permitted audit, audit-related, tax and other services, which we refer to collectively as the Disclosure Categories that the independent auditor may perform. The policy requires that each fiscal year, a description of the services, or the Service List expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the audit committee for approval.
Any requests for audit, audit-related, tax and other services not contemplated on the Service List must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.
In considering the nature of the non-audit services provided by Ernst & Young in 2022 and 2021, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with Ernst & Young and management of our general partner to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

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

3.3
Fifth Amended and Restated Agreement of Limited Partnership of Genesis Energy, L.P. (incorporated by reference to Exhibit 5.1 to the Company’s Current Report on Form 8-K filed on January 3, 2011, File No. 001-12295).

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

3.7
Certificate of Formation of Genesis Energy, LLC (formerly Genesis Energy, Inc.) (incorporated by reference to Exhibit 5.2 to the Company's Current Report on Form 8-K filed on January 7, 2009, File No. 001-12295).

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

4.8
Amendment No. 2 to the Davison Registration Rights Agreement, dated December 6, 2007 (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 11, 2007, File No. 001-12295).

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

4.16
Fourth Supplemental Indenture for 5.625% Senior Notes due 2024, dated as of January 22, 2015, by and among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, File No. 001-12295).

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

4.31
Ninth Supplemental Indenture for 6.50% Senior Notes due 2025, dated as of August 14, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 14, 2017, File No. 001-12295).

4.32
Tenth Supplemental Indenture for 6.50% Senior Notes due 2025, dated as of November 13, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.69 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-12295).

4.33
Eleventh Supplemental Indenture for 6.250% Senior Notes Due 2026, dated as of December 11, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 11, 2017, File No. 001-12295).

4.34
Twelfth Supplemental Indenture for 6.50% Senior Notes due 2025, and 6.250% Senior Notes due 2026, dated as of August 28, 2018, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, File No. 001-12295).

4.35
Thirteenth Supplemental Indenture for 6.50% Senior Notes due 2025, and 6.250% Senior Notes due 2026, dated as of March 22, 2019, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, File No. 001-12295).

4.36
Fourteenth Supplemental Indenture for 7.750% Senior Notes due 2028, dated as of January 16, 2020, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 16, 2020, File No. 001-12295).

4.37
Fifteenth Supplemental Indenture for 8.0% Senior Notes due 2027, dated as of December 17, 2020, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on December 17, 2020, File No. 001-12295).

4.38
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

4.39
Seventeenth Supplemental Indenture for 6.50% Senior Notes due 2025, 6.250% Senior Notes due 2026, 7.750% Senior Notes due 2028, and 8.0% Senior Notes due 2027, dated as of June 28, 2021, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and Regions Bank, as trustee (incorporated by reference to Exhibit 4.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File No. 001-12295).

4.40
Eighteenth Supplemental Indenture for 8.875% Senior Notes due 2030, dated as of January 25, 2023, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on January 25, 2023, File No. 001-12295).

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

	10.2
First Amendment and Consent to Fifth Amended and Restated Credit Agreement, dated as of November 17, 2021, among Genesis Energy, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, File No. 001-12295).

	10.3
Second Amendment and Consent to Fifth Amended and Restated Credit Agreement, dated as of May 17, 2022, among Genesis Energy, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, File No. 001-12295).

	10.4
Sixth Amended and Restated Credit Agreement, dated as of February 17, 2023, among Genesis Energy, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2023, File No. 001-12295).

	10.5
Form of Indemnity Agreement, among Genesis Energy, L.P., Genesis Energy, LLC and each of the Directors of Genesis Energy, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2010, File No. 001-12295).

	10.6	+	Genesis Energy, L.P. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 001-12295).
	10.7	+
Genesis Energy, LLC 2010 Long-Term Incentive Plan Form of Directors Phantom Unit with DERs Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, File No. 001-12295).

	10.8	+
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

	10.10	+	Genesis Energy 2018 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295).
	10.11	+	Form of Award for 2018 LTIP (General) (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)
	10.12	+	Form of Award for 2018 LTIP (Alkali) (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)
	10.13	+	Form of Award for 2018 LTIP (Marine) (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)
	10.14
Board Observer Agreement, dated September 1, 2017, by and among Genesis Energy, L.P., GSO Rodeo Holdings LP and Rodeo Finance Aggregator LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2017, File No. 001-12295).

*	21.1		Subsidiaries of the Registrant.
*	22.1		List of Issuers and Guarantor Subsidiaries.
*	23.1		Consent of Ernst & Young LLP.
*	23.2		Consent of Ernst & Young LLP.
*	23.3		Consent of Stantec Consulting Services Inc.
*	31.1		Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	31.2		Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	32.1		Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2		Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	99.1		Financial Statements of Poseidon Oil Pipeline Company, LLC for the three years ended December 31, 2022 (audited) pursuant to Rule 3-09 of Regulation S-X (17 CFR 210.3-09).

*	95	Mine Safety Disclosure Exhibit.
96.1
S-K 1300 Technical Report Summary - Trona Properties, Green River, Wyoming, USA (incorporated by reference to Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, File No. 001-12295).

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

GENESIS ENERGY, L.P.
(A Delaware Limited Partnership)

		By:	GENESIS ENERGY, LLC,
as General Partner

Date:	February 24, 2023	By:	/s/ GRANT E. SIMS
Grant E. Sims
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE
(OF GENESIS ENERGY, LLC)*
/s/ GRANT E. SIMS Grant E. Sims	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 24, 2023
/s/ ROBERT V. DEERE Robert V. Deere	Chief Financial Officer, (Principal Financial Officer)	February 24, 2023
/s/ KAREN N. PAPE Karen N. Pape	Senior Vice President and Controller (Principal Accounting Officer)	February 24, 2023
/s/ CONRAD P. ALBERT Conrad P. Albert	Director	February 24, 2023
/s/ JAMES E. DAVISON James E. Davison	Director	February 24, 2023
/s/ JAMES E. DAVISON, JR. James E. Davison, Jr.	Director	February 24, 2023
/s/ SHARILYN S. GASAWAY Sharilyn S. Gasaway	Director	February 24, 2023
/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	February 24, 2023
/s/ JACK T. TAYLOR Jack T. Taylor	Director	February 24, 2023

*	Genesis Energy, LLC is our general partner.

Item 8. Financial Statements and Supplementary Data
GENESIS ENERGY, L.P.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, LLC and Unitholders of Genesis Energy, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P. (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
As described in Note 3 to the consolidated financial statements, the Partnership’s Offshore pipeline transportation segment has certain long-term contracts with customers that include variable consideration that must be estimated at contract inception and re-assessed at each reporting period. Total consideration for these arrangements is recognized as revenue over the performance obligation period, and the difference in timing of revenue recognition and billings results in contract assets and liabilities. As of December 31, 2022, the Partnership has recognized $2.1 million and $64.5 million in current and non-current contract liabilities, respectively, in the consolidated financial statements.

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

To test the Partnership’s estimates of variable consideration, we performed audit procedures that included, among others, evaluating management’s determination of the performance obligations in each arrangement and information used to establish or reassess the estimates including contractual pipeline capacity reserved, historical actual throughput volumes, and third party production forecasts. We tested these assumptions by inspecting contracts, testing completeness and accuracy of production volumes and contract billings, and evaluating information obtained by management from customers and whether the information is consistent with publicly available information. We also performed a retrospective analysis of forecasted production volumes by comparing them to the actual volumes transported, and we performed sensitivity analyses to evaluate the changes in variable consideration that would result from changes in the Partnership’s significant assumptions discussed herein. We also recalculated the Partnership’s revenue recognized for these arrangements and the recorded contract assets and liabilities as of and for the year ended December 31, 2022.

/s/ Ernst & Young LLP
We have served as the Partnership’s auditor since 2017.
Houston, Texas
February 24, 2023

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, LLC and Unitholders of Genesis Energy, L.P.

Opinion on Internal Control Over Financial Reporting
We have audited Genesis Energy, L.P.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Genesis Energy, L.P. (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2022 and the related notes, and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Houston, Texas
February 24, 2023

3

GENESIS ENERGY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,930	$19,987
Restricted cash	18,637	5,005
Accounts receivable—trade, net	721,567	400,334
Inventories	78,143	77,958
Other	26,770	39,200
Total current assets	853,047	542,484
FIXED ASSETS, at cost	5,865,038	5,464,040
Less: Accumulated depreciation	(1,768,465)	(1,551,855)
Net fixed assets	4,096,573	3,912,185
MINERALS LEASEHOLDS, net of accumulated depletion	545,122	549,005
EQUITY INVESTEES	284,486	294,050
INTANGIBLE ASSETS, net of amortization	127,320	127,063
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	125,277	140,796
OTHER ASSETS, net of amortization	32,208	38,259
TOTAL ASSETS	$6,365,992	$5,905,801
LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES:
Accounts payable—trade	$427,961	$264,316
Accrued liabilities	281,146	232,623
Total current liabilities	709,107	496,939
SENIOR SECURED CREDIT FACILITY	205,400	49,000
SENIOR UNSECURED NOTES, net of debt issuance costs and premium	2,856,312	2,930,505
ALKALI SENIOR SECURED NOTES, net of debt issuance costs and discount	402,442	—
DEFERRED TAX LIABILITIES	16,652	14,297
OTHER LONG-TERM LIABILITIES	400,617	434,925
Total liabilities	4,590,530	3,925,666

MEZZANINE CAPITAL
Class A Convertible Preferred Units, 25,336,778 issued and outstanding at December 31, 2022 and 2021	891,909	790,115
Redeemable noncontrolling interests, no preferred units issued and outstanding at December 31, 2022 and 246,394 preferred units issued and outstanding at December 31, 2021	—	259,568

COMMITMENTS AND CONTINGENCIES (Note 21)

PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 units issued and outstanding at December 31, 2022 and 2021	567,277	641,313
Accumulated other comprehensive income (loss)	6,114	(5,607)
Noncontrolling interests	310,162	294,746
Total partners' capital	883,553	930,452
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$6,365,992	$5,905,801
The accompanying notes are an integral part of these consolidated financial statements.
4

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
REVENUES:
Offshore pipeline transportation	$319,045	$278,459	$237,146
Sodium minerals and sulfur services	1,248,085	964,632	877,769
Marine transportation	293,295	190,827	210,258
Onshore facilities and transportation	928,532	691,558	499,482
Total revenues	2,788,957	2,125,476	1,824,655
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	828,152	583,824	373,127
Onshore facilities and transportation operating costs	68,066	63,113	70,241
Marine transportation operating costs	228,300	156,307	149,557
Sodium minerals and sulfur services operating costs	926,743	795,964	745,858
Offshore pipeline transportation operating costs	99,881	79,641	76,717
General and administrative	66,598	61,185	56,920
Depreciation, depletion and amortization	296,205	309,746	295,322
Impairment expense	—	—	280,826
Loss (gain) on sale of assets	(40,000)	—	22,045
Total costs and expenses	2,473,945	2,049,780	2,070,613
OPERATING INCOME (LOSS)	315,012	75,696	(245,958)
Equity in earnings of equity investees	54,206	57,898	64,019
Interest expense	(226,156)	(233,724)	(209,779)
Other expense, net	(10,758)	(36,232)	(7,269)
Income (loss) from operations before income taxes	132,304	(136,362)	(398,987)
Income tax expense	(3,169)	(1,670)	(1,327)
NET INCOME (LOSS)	129,135	(138,032)	(400,314)
Net income attributable to noncontrolling interests	(23,235)	(1,637)	(251)
Net income attributable to redeemable noncontrolling interests	(30,443)	(25,398)	(16,113)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$75,457	$(165,067)	$(416,678)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(80,052)	(74,736)	(74,736)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(4,595)	$(239,803)	$(491,414)
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON UNIT:
Basic and Diluted	$(0.04)	$(1.96)	$(4.01)
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579	122,579
`
The accompanying notes are an integral part of these consolidated financial statements.
5

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$129,135	$(138,032)	$(400,314)
Other comprehensive income (loss):
Decrease (increase) in benefit plan liability	11,721	3,758	(934)
Total Comprehensive income (loss)	140,856	(134,274)	(401,248)
Comprehensive income attributable to noncontrolling interests	(23,235)	(1,637)	(251)
Comprehensive income attributable to redeemable noncontrolling interests	(30,443)	(25,398)	(16,113)
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$87,178	$(161,309)	$(417,612)
The accompanying notes are an integral part of these consolidated financial statements.

6

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2019	122,579	$1,443,320	$(3,718)	$(8,431)	$1,431,171
Net income	—	(416,678)	251	—	(416,427)
Cash distributions to partners	—	(122,580)	—	—	(122,580)
Cash contributions from noncontrolling interests	—	—	2,354	—	2,354
Other comprehensive loss	—	—	—	(934)	(934)
Distributions to preferred unitholders	—	(74,736)	—	—	(74,736)
December 31, 2020	122,579	829,326	(1,113)	(9,365)	818,848
Net income (loss)	—	(165,067)	1,637	—	(163,430)
Cash distributions to partners	—	(73,548)	—	—	(73,548)
Sale of noncontrolling interest in subsidiary	—	125,338	294,422	—	419,760
Cash distributions to noncontrolling interests	—	—	(903)	—	(903)
Cash contributions from noncontrolling interests	—	—	703	—	703
Other comprehensive income	—	—	—	3,758	3,758
Distributions to preferred unitholders	—	(74,736)	—	—	(74,736)
December 31, 2021	122,579	641,313	294,746	(5,607)	930,452
Net income	—	75,457	23,235	—	98,692
Cash distributions to partners	—	(73,548)	—	—	(73,548)
Adjustment to valuation of noncontrolling interest in subsidiary	—	(1,209)	1,209	—	—
Cash distributions to noncontrolling interests	—	—	(31,867)	—	(31,867)
Cash contributions from noncontrolling interests	—	—	22,839	—	22,839
Other comprehensive income	—	—	—	11,721	11,721
Distributions to preferred unitholders	—	(74,736)	—	—	(74,736)
December 31, 2022	122,579	$567,277	$310,162	$6,114	$883,553
The accompanying notes are an integral part of these consolidated financial statements.

7

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$129,135	$(138,032)	$(400,314)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation, depletion and amortization	296,205	309,746	295,322
Loss (gain) on sale of assets	(40,000)	—	22,045
Impairment expense	—	—	280,826
Amortization and write-off of debt issuance costs and premium or discount	9,271	13,716	22,610
Amortization of unearned income and initial direct costs on direct financing leases	—	—	(8,847)
Payments received under previously owned direct financing leases	—	70,000	56,837
Equity in earnings of investments in equity investees	(54,206)	(57,898)	(64,019)
Cash distributions of earnings of equity investees	55,571	57,080	63,721
Non-cash effect of long-term incentive compensation plans	17,810	8,783	(3,693)
Deferred and other tax liabilities	2,355	980	512
Cancellation of debt income	(8,618)	—	(27,302)
Unrealized losses (gains) on derivative transactions	(5,823)	30,700	1,191
Other, net	20,513	12,832	19,229
Net changes in components of operating assets and liabilities (See Note 15)	(87,818)	30,044	38,627
Net cash provided by operating activities	334,395	337,951	296,745
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(424,195)	(301,395)	(144,133)
Cash distributions received from equity investees—return of investment	19,646	27,026	17,340
Investments in equity investees	(10,301)	(352)	—
Proceeds from asset sales	40,331	604	23,037
Net cash used in investing activities	(374,519)	(274,117)	(103,756)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	971,500	776,300	1,023,000
Repayments on senior secured credit facility	(815,100)	(1,371,000)	(1,338,600)
Net proceeds from issuance of Alkali senior secured notes (Note 10)	408,000	—	—
Redemption of preferred units (Note 11)	(288,629)	—	—
Proceeds from issuance of senior unsecured notes (Note 10)	—	259,375	1,500,000
Net proceeds from issuance of preferred units (Note 11)	—	93,100	—
Repayment of senior unsecured notes (Note 10)	(72,241)	(80,859)	(1,185,096)
Debt issuance costs	(6,019)	(12,348)	(26,680)
Contributions from noncontrolling interests	22,839	703	2,354
Distributions to noncontrolling interests	(31,867)	(903)	—
Distributions to Class A Convertible Preferred unitholders (Note 11)	(74,736)	(74,736)	(74,736)
Distributions to common unitholders (Note 11)	(73,548)	(73,548)	(122,580)
Cash proceeds from the sale of a noncontrolling interest in a subsidiary	—	418,140	—
Other, net	1,500	(84)	(38)
Net cash provided by (used in) financing activities	41,699	(65,860)	(222,376)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,575	(2,026)	(29,387)
Cash and cash equivalents and restricted cash at beginning of period	24,992	27,018	56,405
Cash and cash equivalents and restricted cash at end of period	$26,567	$24,992	$27,018
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

2. Summary of Significant Accounting Policies
Basis of Consolidation and Presentation
The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2022 and 2021 and our results of operations, statements of comprehensive income (loss), changes in partners’ capital and cash flows for the years ended December 31, 2022, 2021 and 2020. All intercompany balances and transactions have been eliminated. The accompanying Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries.
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
9

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
Restricted Cash
Our restricted cash balance represents a liquidity reserve account owned by GA ORRI to be held as collateral for future interest and principal payments associated with the Alkali senior secured notes. See Note 10 for definitions of and additional discussion regarding GA ORRI and our Alkali senior secured notes.
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
10

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
Asset Retirement Obligations
Some of our assets have contractual or regulatory obligations to perform dismantlement and removal activities, and in some instances remediation, when the assets are abandoned. In general, our asset retirement obligations (“AROs”) relate to future costs associated with the disconnecting or removing of our crude oil and natural gas pipelines and platforms, barge decommissioning, removal of equipment and facilities from leased acreage and land restoration. The estimated fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. An ongoing expense is recognized for changes in fair value of the liability as a result of the passage of time, which is recorded as accretion expense and included within operating costs in the Consolidated Statements of Operations. See Note 7 for additional information.
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
11

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
Equity-Based Compensation
The phantom units issued under our 2010 Long-Term Incentive Plan result in the payment of cash to our employees or directors of our general partner upon exercise or vesting of the related award. The fair value of our phantom units is equal to the market price of our common units. Our phantom units outstanding at December 31, 2022 include only service-based awards issued to our directors. See Note 16 for more information.
Revenue Recognition
We recognize revenue across our operating segments upon the satisfaction of their respective performance obligations. Refer to Note 3 for additional details on what constitutes a performance obligation in each of our businesses.
Cost of Sales and Operating Expenses
Onshore facilities and transportation operating and product costs include the cost to acquire the product and the associated costs to transport it to our terminal facilities, including storing, or to a customer for sale. Other than the cost of the products, the most significant costs we incur relate to transportation utilizing our fleet of trucks, railcars, terminals, barges and other vessels, including personnel costs, fuel and maintenance of our equipment or third-party owned equipment. Additionally, costs to operate and maintain the integrity of our onshore pipelines are included herein.
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
Derivative Instruments and Hedging Activities
When we hold inventory positions in crude oil and petroleum products, we use derivative instruments to hedge exposure to price risk. Derivative transactions, which can include exchange-traded forward contracts and futures positions, are recorded in the Consolidated Balance Sheets as assets and liabilities based on the derivative’s fair value. Changes in the fair value of derivative contracts are recognized currently in earnings unless specific hedge accounting criteria are met. We must formally designate the derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting. Accordingly, changes in the fair value of derivatives are included in earnings in the
12

current period for (i) derivatives accounted for as fair value hedges; (ii) derivatives that do not qualify for hedge accounting and (iii) the portion of cash flow hedges that is not highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of cash flow hedges are deferred in Accumulated Other Comprehensive Income (Loss) (“AOCI”) and reclassified into earnings when the underlying position affects earnings. As of December 31, 2022, we did not have any cash flow hedges.
In addition, we determined that a certain feature within our Class A Convertible Preferred Units represented an embedded derivative, which was required to be bifurcated and recorded at fair value, with changes in fair value in respective periods recorded in our Consolidated Statements of Operations. As of September 29, 2022, the feature was no longer required to be bifurcated and valued. See Note 18 for further information on these items.
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
Recent and Proposed Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), which provides expedients and exceptions for accounting treatment of contracts which are affected by the anticipated discontinuation of the London InterBank Offered Rate (“LIBOR”) and other rates resulting from rate reform that are entered into on or before December 31, 2022. Contract terms that are modified due to the replacement of a reference rate are not required to be remeasured or reassessed under relevant accounting standards. On May 17, 2022, we entered into our Second Amendment and Consent to the credit agreement (defined in Note 10), which among other things, replaced our existing LIBOR rate based borrowings with the Term SOFR rate, which is based on the Secured Overnight Financing Rate (“SOFR”) borrowings. The impact to our senior secured credit facility and related interest expense upon transition to SOFR did not have a material impact on our Consolidated Financial Statements for the year ended December 31, 2022. Refer to Note 10 for more details.
13

3. Revenue Recognition
Revenue from Contracts with Customers
The following table reflects the disaggregation of our revenues by major category for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively:

	Year Ended December 31, 2022
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$319,045	$—	$293,295	$68,625	$680,965
Product Sales	—	1,152,450	—	859,907	2,012,357
Refinery Services	—	95,635	—	—	95,635
	$319,045	$1,248,085	$293,295	$928,532	$2,788,957

	Year Ended December 31, 2021
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$278,459	$—	$190,827	$86,711	$555,997
Product Sales	—	863,264	—	604,847	1,468,111
Refinery Services	—	101,368	—	—	101,368
	$278,459	$964,632	$190,827	$691,558	$2,125,476

	Year Ended December 31, 2020
	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$237,146	$—	$210,258	$106,092	$553,496
Product Sales	—	789,307	—	393,390	1,182,697
Refinery Services	—	88,462	—	—	88,462
	$237,146	$877,769	$210,258	$499,482	$1,824,655
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
14

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
15

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
Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at December 31, 2022 and December 31, 2021:
16

	Contract Assets	Contract Liabilities
	Current Assets- Other	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2021	$13,563	$2,619	$19,028
Balance at December 31, 2022	—	2,087	64,478
$2.6 million and $3.0 million that were classified as a contract liability at the beginning of the period was recognized as revenue for the years ended December 31, 2022 and 2021, respectively. Additionally, we recognized $4.1 million of revenue during 2021 as a result of a contract modification related to one of our offshore pipeline transportation contracts.

Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of December 31, 2022. However, ASC 606 provides the following practical expedients and exemptions that we utilized:
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
    The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
2023	$79,294	$7,200
2024	74,163	1,800
2025	78,604	—
2026	52,006	—
2027	14,743	—
Thereafter	43,006	—
Total	$341,816	$9,000

4. Lease Accounting
Lessee Arrangements
We lease a variety of transportation equipment (primarily railcars), terminals, land and facilities, and office space and equipment. Lease terms vary and can range from short term (not greater than 12 months) to long term (greater than 12 months). A majority of our leases contain options to extend the life of the lease at our sole discretion. We considered these options when determining the lease terms used to derive our right of use asset and associated lease liability. Leases with a term of 12 months or less are not recorded on our Consolidated Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term.
17

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
Our lease portfolio consists of operating leases within three major categories: Transportation Equipment, Office Space and Equipment, and Facilities and Equipment. These values are recorded within “Right of Use Assets, net” on the Consolidated Balance Sheets. Current and non-current lease liabilities are recorded within “Accrued liabilities” and “Other long-term liabilities”, respectively, on the Consolidated Balance Sheets. Refer to the table below for our lease balances as of December 31, 2022 and December 31, 2021.

Leases	Classification	Financial Statement Caption	December 31, 2022	December 31, 2021
Assets
	Transportation Equipment	Right of Use Assets, net	$65,375	$79,784
	Office Space & Equipment	Right of Use Assets, net	7,238	5,981
	Facilities and Equipment	Right of Use Assets, net	52,664	55,031
Total Right of Use Assets, net			$125,277	$140,796

Liabilities
Current		Accrued liabilities	17,978	19,966
Non-Current		Other long-term liabilities	113,844	121,854
Total Lease Liability			$131,822	$141,820
Our “Right of Use Assets, net” balance includes our unamortized initial direct costs associated with certain of our transportation equipment, office space and equipment, and facilities and equipment leases. Additionally, it includes our unamortized prepaid rents, our deferred rents, and our previously classified intangible asset associated with a favorable lease.
We recorded total operating lease expense of $13.6 million, $18.4 million, and $30.2 million for the years ended December 31, 2022, 2021, and 2020, respectively. The total operating lease expense is net of the variable railcar mileage credits we receive in our Alkali Business of $22.4 million, $20.8 million and $18.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. The total operating cost includes the amounts associated with our existing lease liabilities, along with both short term and variable lease costs incurred during the period which are not significant to the operating lease cost individually, or in the aggregate.
The following table presents the maturities of our operating lease liabilities as of December 31, 2022 on an undiscounted cash flow basis reconciled to the present value recorded on our Consolidated Balance Sheets:

Maturity of Lease Liabilities	Transportation Equipment	Office Space and Equipment	Facilities and Equipment	Operating Leases
2023	$18,928	$1,386	$5,529	$25,843
2024	17,889	1,359	5,005	24,253
2025	14,372	2,168	5,041	21,581
2026	9,965	1,997	5,092	17,054
2027	7,110	1,721	5,136	13,967
Thereafter	7,092	9,445	115,349	131,886
Total Lease Payments	75,356	18,076	141,152	234,584
Less: Interest	(10,644)	(5,601)	(86,517)	(102,762)
Present value of operating lease liabilities	$64,712	$12,475	$54,635	$131,822

18

The following table presents the weighted average remaining terms and discount rates related to our right of use assets:

Lease Term and Discount Rate	December 31, 2022	December 31, 2021
Weighted-average remaining lease term	13.70 years	13.48 years
Weighted-average discount rate	7.75%	7.69%

The following table provides information regarding the cash paid and right of use assets obtained related to our operating leases:

	Year Ended December 31,
Cash Flows Information	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$28,576	$33,145
Leased assets obtained in exchange for new operating lease liabilities	9,443	8,296
Lessor Arrangements
We have certain contracts discussed below in which we act as a lessor. We also, from time to time, sublease certain of our transportation and facilities equipment to third parties.
Operating Leases
During the years ended December 31, 2022, 2021, and 2020, we acted as a lessor in our revenue contracts associated with the M/T American Phoenix, included in our marine transportation segment. During the year ended December 31, 2020, we acted as a lessor in our Free State pipeline system, included in our onshore facilities and transportation segment. Revenues associated with these contracts were recorded within their respective segment’s revenue in the Consolidated Statements of Operations. Our lease revenues for these arrangements (inclusive of fixed and variable consideration) are reflected in the table below for the years ended December 31, 2022, 2021, and 2020, respectively:

	Year Ended December 31,
	2022	2021	2020
M/T American Phoenix	$16,432	$15,031	$24,116
Free State Pipeline(1)	—	—	5,234
(1)We sold the Free State pipeline to a subsidiary of Denbury Inc. on October 30, 2020. The 2020 revenues presented above reflect operations through October 29, 2020 as that was the last date the asset operated under our ownership.
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
19

5. Receivables
    Accounts receivable – trade, net consisted of the following:

	December 31,
	2022	2021
Accounts receivable - trade	$724,419	$405,159
Allowance for credit losses	(2,852)	(4,825)
Accounts receivable - trade, net	$721,567	$400,334
The following table presents the activity of our allowance for credit losses for the periods indicated:

	December 31,
	2022	2021	2020
Balance at beginning of period	$4,825	$6,258	$1,062
Charges to (recoveries of) costs and expenses, net	172	(902)	5,504
Amounts written off	(2,145)	(531)	(308)
Balance at end of period	$2,852	$4,825	$6,258
6. Inventories
The major components of inventories were as follows:

	December 31,
	2022	2021
Petroleum products	$56	$998
Crude oil	6,673	11,834
Caustic soda	15,258	5,690
NaHS	7,085	17,040
Raw materials - Alkali Operations	5,819	7,599
Work-in-process - Alkali Operations	9,599	7,496
Finished goods, net - Alkali Operations	18,772	13,681
Materials and supplies, net - Alkali Operations	14,881	13,620
Total	$78,143	$77,958
Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories were below cost by $2.9 million as of December 31, 2022, which triggered a reduction of the value of inventory in our Consolidated Financial Statements by this amount. We recorded $2.0 million in inventory reduction adjustments as of December 31, 2021.
Materials and supplies include chemicals, maintenance supplies, and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.
20

7. Fixed Assets, Mineral Leaseholds and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2022	2021
Crude oil and natural gas pipelines and related assets	$2,844,288	$2,839,443
Alkali facilities, machinery, and equipment	701,313	670,880
Onshore facilities, machinery, and equipment	269,949	269,245
Transportation equipment	22,340	21,106
Marine vessels	1,017,087	1,018,284
Land, buildings and improvements	231,651	227,540
Office equipment, furniture and fixtures	24,271	23,965
Construction in progress (1)	712,971	350,137
Other	41,168	43,440
Fixed assets, at cost	5,865,038	5,464,040
Less: Accumulated depreciation	(1,768,465)	(1,551,855)
Net fixed assets	$4,096,573	$3,912,185
(1)Construction in progress primarily relates to our Granger Optimization Project, which is expected to be completed in 2023, and our offshore growth capital projects, which are expected to be completed in 2024 and 2025.
Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	December 31, 2022	December 31, 2021
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(20,897)	(17,014)
Mineral leaseholds, net	$545,122	$549,005
Depreciation expense was $281.4 million, $295.4 million and $276.4 million for the years ended December 31, 2022, 2021, and 2020, respectively. Depletion expense was $3.9 million, $3.6 million, and $3.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Asset Sales and Divestitures
On April 29, 2022, we entered into an agreement to sell the Independence Hub platform to a producer group in the Gulf of Mexico for gross proceeds of $40.0 million, of which $8.0 million, or 20% , was attributable and paid to our noncontrolling interest holder. For the year ended December 31, 2022, we recorded a gain of $40.0 million recorded in “Loss (gain) on sale of asset” on the Consolidated Statement of Operations, of which $8.0 million, or 20%, is attributable to our noncontrolling interest holder, as the platform asset sold had no book value at the time of the sale.
On October 30, 2020, we reached an agreement with a subsidiary of Denbury Inc. to transfer to it the ownership of our remaining CO2 assets, including the NEJD and Free State pipelines, included within our onshore facilities and transportation segment. As a part of the agreement, we received total consideration of $92.5 million, of which $22.5 million was paid in the fourth quarter of 2020 upon execution of the agreements, and the remaining $70.0 million was paid in equal installments in each quarter during 2021. We recorded a loss of $22.0 million, which represents the difference between the proceeds and the net book value of the assets transferred, and is recorded within “Loss (gain) on sale of assets” on the Consolidated Statement of Operations for the year ended December 31, 2020.
Impairment Expense
During the second quarter of 2020, due to the challenging economic environment from the decline in commodity prices (including the collapse in the differential of Western Canadian Select to the Gulf Coast) and Covid-19, crude-by-rail transportation became uneconomic for producers and the demand and outlook for our rail logistics assets declined. Due to these factors, we identified a triggering event that required us to perform an impairment test. For our recoverability test, we utilized
21

management’s estimates, including current contractual commitments, for our future cash inflows, and our costs and expenses were determined based on the estimated fixed and variable requirements to operate and maintain the related assets. As our rail logistics asset groups did not pass the initial recoverability assessment, we subsequently performed a fair value calculation using a discounted cash flow model under the income approach. As a result of this test, we recognized impairment expense of $277.5 million as of December 31, 2020 associated with the rail logistics assets in our onshore facilities and transportation segment, as the carrying value of our assets exceeded the estimated realizable value. The impairment expense included $272.7 million of net fixed assets and $4.8 million of right of use assets, net on the Consolidated Balance Sheets. The fair value estimates used in the long-lived asset test were primarily based on level 3 inputs of the fair value hierarchy.
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
    A reconciliation of our liability for asset retirement obligations is as follows:

December 31, 2020	$176,852
Accretion expense	10,038
Revisions in timing and estimated costs of AROs	35,735
Settlements	(4,727)
Acquisitions	3,008
December 31, 2021	$220,906
Accretion expense	13,092
Revisions in timing and estimated costs of AROs	11,216
Settlements	(16,641)
December 31, 2022	$228,573
At December 31, 2022 and December 31, 2021, $26.6 million and $36.3 million are included as current in “Accrued liabilities” on our Consolidated Balance Sheets, respectively. The remainder of the ARO liability at each period is included in “Other long-term liabilities” on our Consolidated Balance Sheets. Revisions in timing and estimated costs during 2022 and 2021 are primarily attributable to the accelerated timing and revised costs associated with the abandonment of certain of our non-core offshore assets in the Gulf of Mexico. Such revisions take into account several factors, including changes to legal or regulatory requirements, changes in our estimated useful lives of the associated asset, and the timing and method of abandonment. As there are significant judgements involved in deriving our estimates, actual costs, including the scope of work once it is approved by the relative regulatory agency or contracted party, may differ from our estimates.
    With respect to our AROs, the following table presents our forecast of accretion expense for the periods indicated:

2023	$11,437
2024	$10,721
2025	$10,955
2026	$8,191
2027	$8,701
Certain of our unconsolidated affiliates have AROs recorded at December 31, 2022 and 2021 relating to contractual agreements and regulatory requirements. In addition, certain entities that we consolidate have non-controlling interest owners that are responsible for their representative share of future costs of the related ARO liability. These amounts are immaterial to our Consolidated Financial Statements.
22

8. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting (see Note 2 for a description of these investments). The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. At December 31, 2022 and 2021, the unamortized differences in carrying value totaled $305.6 million and $319.9 million, respectively. We amortize the differences in carrying value as a change in equity earnings.
    The following table presents information included in our Consolidated Financial Statements related to our equity investees:

	Year Ended December 31,
	2022	2021	2020
Genesis’ share of operating earnings	$68,469	$73,389	$79,510
Amortization of differences attributable to Genesis’ carrying value of equity investments	(14,263)	(15,491)	(15,491)
Net equity in earnings	$54,206	$57,898	$64,019
Distributions received(1)	$75,406	$84,106	$81,061
    (1) Distributions received during the respective period or within 15 days following the period.
The following tables present the combined balance sheet information for the last two years and statements of operations data for the last three years for our equity investees (on a 100% basis):

	December 31,
	2022	2021
BALANCE SHEET DATA:
Assets
Current assets	$44,471	$33,994
Fixed assets, net	292,398	284,265
Other assets	27,287	21,327
Total assets	$364,156	$339,586
Liabilities and equity
Current liabilities	$21,563	$15,457
Other liabilities	243,094	237,948
Equity	99,499	86,181
Total liabilities and equity	$364,156	$339,586

	Year Ended December 31,
	2022	2021	2020
STATEMENTS OF OPERATIONS DATA:
Revenues	$201,124	$203,835	$214,687
Operating Income	$129,212	$143,506	$153,640
Net Income	$120,613	$138,783	$147,560
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

23

9. Intangible Assets, Goodwill and Other Assets
Intangible Assets
The following table reflects the components of intangible assets being amortized at December 31, 2022 and 2021:

		December 31, 2022			December 31, 2021
	Weighted Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Marine contract intangibles	20	$800	$642	$158	$800	$607	$193
Offshore pipeline contract intangibles	19	158,101	61,715	96,386	158,101	53,394	104,707
Other	10	44,391	13,615	30,776	37,933	15,770	22,163
Total		$203,292	$75,972	$127,320	$196,834	$69,771	$127,063

The offshore pipeline contract intangibles relate to customer contracts surrounding certain transportation agreements with producers in the Lucius production area in Southeast Keathley Canyon, which support our SEKCO pipeline.
We are recording amortization of our intangible assets based on the period over which the asset is expected to contribute to our future cash flows. All of our current intangible assets are being amortized on a straight-line basis. Amortization expense on intangible assets was $10.3 million, $10.3 million and $15.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The following table reflects our estimated amortization expense for each of the five subsequent fiscal years:

	2023	2024	2025	2026	2027
Marine contract intangibles	$34	$33	$32	$30	$29
Offshore pipeline contract intangibles	8,321	8,321	8,321	8,321	8,321
Other	4,216	3,852	3,628	3,330	2,884
Total	$12,571	$12,206	$11,981	$11,681	$11,234
Goodwill
The carrying amount of goodwill in our sodium minerals and sulfur services segment was $301.9 million at December 31, 2022 and 2021. We have not recognized any impairment losses related to goodwill for any of the periods presented.
Other Assets
Other assets consisted of the following:

	December 31,
	2022	2021
Deferred marine charges, net (1)	$20,503	$19,930
Unamortized debt issuance costs on senior secured credit facility	2,591	4,736
Other deferred costs	9,114	13,593
Other assets, net of amortization	$32,208	$38,259
(1)    See discussion of deferred charges on marine transportation assets in the Summary of Accounting Policies (Note 2).

24

10. Debt
At December 31, 2022 and 2021, our obligations under debt arrangements consisted of the following:

	December 31, 2022			December 31, 2021
	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Premium and Debt Issuance Costs	Net Value
Senior secured credit facility-Revolving Loan(1)	$205,400	$—	$205,400	$49,000	$—	$49,000
5.625% senior unsecured notes due 2024	341,135	1,249	339,886	341,135	2,106	339,029
6.500% senior unsecured notes due 2025	534,834	3,265	531,569	534,834	4,452	530,382
6.250% senior unsecured notes due 2026	339,310	2,481	336,829	359,799	3,410	356,389
8.000% senior unsecured notes due 2027	981,245	4,956	976,289	1,000,000	6,592	993,408
7.750% senior unsecured notes due 2028	679,360	7,621	671,739	720,975	9,678	711,297
5.875% Alkali senior secured notes due 2042	425,000	22,558	402,442	—	—	—
Total long-term debt	$3,506,284	$42,130	$3,464,154	$3,005,743	$26,238	$2,979,505
(1)    Unamortized debt issuance costs associated with our senior secured credit facility Revolving Loan, as defined below (included in “Other Assets, net of amortization” on the Consolidated Balance Sheets) were $2.6 million and $4.7 million as of December 31, 2022 and December 31, 2021, respectively.
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
On November 17, 2021, we closed on the sale of a 36% minority equity interest in CHOPS for gross proceeds of approximately $418 million. A portion of the proceeds from the sale were used to repay the full $300 million outstanding under the Term Loan. We incurred a loss of approximately $2.3 million associated with the early extinguishment of the Term Loan relating to the write-off of the related unamortized debt issuance costs, which is recorded as “Other expense, net” in our Consolidated Statements of Operations for the year ended December 31, 2021.
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
As of December 31, 2022, the key terms for rates under our senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•Revolving Loan: The interest rate on borrowings may be based on an alternate base rate or Term SOFR, at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our credit agreement amendment) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. The Adjusted Term SOFR is equal to the sum of (a) the Term SOFR rate (as defined in our credit agreement amendment) for such period plus (b) the Term SOFR Adjustment of 0.1% plus (c) the applicable margin. The applicable margin varies from 2.25% to 3.75% on Term SOFR borrowings and from 1.25% to 2.75% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At December 31, 2022, the applicable margins on our borrowings were 2.00% for alternate base rate borrowings and 3.00% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fees range from 2.25% to 3.75% based on our leverage ratio as computed under the credit agreement amendment. The rate can fluctuate quarterly. At December 31, 2022, our letter of credit rate was 3.00%.
•We pay a commitment fee on the unused portion of the Revolving Loan. The commitment fee on the unused committed amount will range from 0.30% to 0.50% per annum depending on our leverage ratio. At December 31, 2022, our commitment fee rate on the unused committed amount was 0.50%.
25

•We have the ability to increase the aggregate size of the Revolving Loan by an additional $200 million subject to lender consent and certain other customary conditions.
At December 31, 2022, we had $205.4 million borrowed under our Revolving Loan, with $4.7 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $8.5 million was outstanding at December 31, 2022. Due to the revolving nature of loans under our Revolving Loan, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of our credit agreement. The total amount available for borrowings under our senior secured credit facility at December 31, 2022 was $436.1 million, subject to compliance with our covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Alkali Senior Secured Notes Issuance and Related Transactions
On May 17, 2022, Genesis Energy, L.P., through its newly created wholly-owned unrestricted subsidiary, GA ORRI, LLC (“GA ORRI”), issued $425 million principal amount of our 5.875% senior secured notes due 2042 (the “Alkali senior secured notes”) to certain institutional investors (the “Notes Offering”), secured by GA ORRI’s fifty-year 10% limited term overriding royalty interest in substantially all of the Alkali Business’ trona mineral leases (the “ORRI Interests”). Interest payments are due on the last day of each quarter with the initial interest payment made on June 30, 2022. The agreement governing the Alkali senior secured notes also requires principal repayments on the last day of each quarter commencing with the first quarter of 2024. Principal repayments totaling $11.6 million, $13.1 million, $14.2 million, and $14.6 million are due in 2024, 2025, 2026 and 2027, respectively, with the remaining quarterly principal repayments due thereafter through March 31, 2042. We are required to maintain a certain level of cash in a liquidity reserve account (owned by GA ORRI) to be held as collateral for future interest and principal payments as calculated and described in the agreement governing the Alkali senior secured notes. As of December 31, 2022 our liquidity reserve account had a balance of $18.6 million, which is classified as “Restricted cash” on the Consolidated Balance Sheet. The issuance generated net proceeds of $408 million, net of the issuance discount of $17 million. We used a portion of the net proceeds from the issuance to fully redeem the outstanding Alkali Holdings preferred units (as defined and further discussed in Note 11) and utilized the remainder to repay a portion of the outstanding borrowings under our Revolving Loan as well as fund our liquidity reserve account.
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
On May 21, 2015, we issued $400 million in aggregate principal amount of 6.00% senior unsecured notes due May 15, 2023 (the “2023 Notes”). Interest payments were due on May 15 and November 15 of each year. We used a portion of the proceeds from those notes to effectively redeem all of our outstanding $350 million, 7.875% senior unsecured notes due 2018, using a combination of public tender offer and our redemption rights relating to those notes. On December 17, 2020, $308.8 million of these notes were validly tendered and repaid upon the issuance of our $750 million unsecured notes due in 2027 (the “2027 Notes” as further discussed and defined below). We incurred a loss of approximately $8.2 million relating to the tender of our 2023 Notes, inclusive of our transaction costs and the write-off of the related unamortized debt issuance costs, which is recorded as “Other expense, net” in our Consolidated Statement of Operations for the year ended December 31, 2020. On January 19, 2021 we redeemed the remaining $80.9 million of our 2023 Notes in accordance with the terms and conditions of the indenture governing the 2023 Notes. We incurred a loss of approximately $1.6 million relating to the extinguishment of our remaining 2023 senior unsecured notes, inclusive of the redemption fee and the write-off of the related unamortized debt issuance costs, which is recorded in “Other expense, net” in our Consolidated Statement of Operations for the year ended December 31, 2021.
26

On July 23, 2015, we issued $750 million in aggregate principal amount of 6.75% senior unsecured notes due August 1, 2022 (the “2022 Notes”). Interest payments were due on February 1 and August of each year. That issuance generated net proceeds of $728.6 million net of issuance discount and underwriting fees. The net proceeds were used to fund a portion of the purchase price for our Enterprise acquisition. On January 16, 2020, $554.8 million of these notes were validly tendered and repaid upon the issuance of our $750 million unsecured notes due in 2028 (the “2028 Notes”), as discussed below. On February 16, 2020, the remaining $222.1 million of the remaining 2022 Notes were redeemed. We incurred a total loss of approximately $23.5 million relating to the extinguishment of our 2022 Notes, inclusive of our transaction costs and the write-off of the related unamortized debt issuance costs and discount, which is recorded in “Other expense, net” in our Consolidated Statements of Operations for the year ended December 31, 2020.
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
.
27

During the year ended December 31, 2022 and 2020, we repurchased $80.9 million and $153.6 million, respectively, of our senior unsecured notes on the open market and recorded cancellation of debt income of $8.6 million and $27.3 million, respectively. These are recorded within “Other expense, net” in our Consolidated Statements of Operations.
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
Our $2.9 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.'s current and future 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), except GA ORRI and GA ORRI Holdings, and certain other subsidiaries. The non-guarantor subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets, other than the ORRI Interests, that we use to operate our business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries.
Covenants and Compliance
Our credit agreement contains customary covenants (affirmative, negative and financial) that could limit the manner in which we may conduct our business. As defined in our credit agreement, we are required to meet three primary financial metrics—a maximum consolidated leverage ratio, a maximum consolidated senior secured leverage ratio and a minimum consolidated interest coverage ratio. Our credit agreement provides for the temporary inclusion of certain pro forma adjustments to the calculations of the required ratios following material transactions. In general, our consolidated leverage ratio calculation compares our consolidated funded debt (including outstanding notes we have issued) to our Adjusted Consolidated EBITDA (as defined and adjusted in accordance with the senior secured credit facility). Our consolidated senior secured leverage ratio calculation compares our consolidated senior secured funded debt (including outstanding borrowings on the senior secured credit facility) to our Adjusted Consolidated EBITDA (as defined and adjusted in accordance with the senior secured credit facility), and our minimum consolidated interest coverage ratio compares our Adjusted Consolidated EBITDA (as defined and adjusted in accordance with the senior secured credit facility) to our Consolidated interest expense (as defined and adjusted in accordance with the senior secured credit facility). As of December 31, 2022, under our credit agreement, the permitted maximum consolidated leverage ratio is 5.50x for the remainder of the term. The permitted maximum consolidated senior secured leverage ratio is 2.50x and the minimum consolidated interest coverage ratio is 2.50x for the remaining term of the agreement.
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
A default under our credit documents would permit the lenders thereunder to accelerate the maturity of the outstanding debt. As long as we are in compliance with our senior secured credit facility, our ability to make distributions of “available cash” is not restricted. As of December 31, 2022, we were in compliance with the financial covenants contained in our senior secured credit facility and indentures.
28

11. Partners’ Capital, Mezzanine Equity and Distributions
At December 31, 2022, our outstanding equity consisted of 122,539,221 Class A common units and 39,997 Class B common units. The Class A units are traditional common units in us. The Class B units are identical to the Class A units and, accordingly, have voting and distribution rights equivalent to those of the Class A units, and, in addition, the Class B units have the right to elect all of our board of directors and are convertible into Class A units under certain circumstances, subject to certain exceptions. At December 31, 2022, we had 25,336,778 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
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
We paid the following cash distributions to common unitholders:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2020
1st Quarter	May 15, 2020	$0.1500	$18,387
2nd Quarter	August 14, 2020	$0.1500	$18,387
3rd Quarter	November 13, 2020	$0.1500	$18,387
4th Quarter	February 12, 2021	$0.1500	$18,387
2021
1st Quarter	May 14, 2021	$0.1500	$18,387
2nd Quarter	August 13, 2021	$0.1500	$18,387
3rd Quarter	November 12, 2021	$0.1500	$18,387
4th Quarter	February 14, 2022	$0.1500	$18,387
2022
1st Quarter	May 13, 2022	$0.1500	$18,387
2nd Quarter	August 12, 2022	$0.1500	$18,387
3rd Quarter	November 14, 2022	$0.1500	$18,387
4th Quarter	February 14, 2023	$0.1500	$18,387

Equity Issuances and Contributions
Our partnership agreement authorizes our general partner to cause us to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other needs. We did not issue any common units during the periods presented.
29

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
From time to time after September 1, 2020, we have the right to cause the conversion of all or a portion of outstanding Class A Convertible Preferred Units into our common units, subject to certain conditions; provided, however, that we will not be permitted to convert more than 7,416,498 of our Class A Convertible Preferred Units in any consecutive twelve-month period. At any time after September 1, 2020, if we have fewer than 592,768 of our Class A Convertible Preferred Units outstanding, we will have the right to convert each outstanding Class A Convertible Preferred Unit into our common units at a conversion rate equal to the greater of (i) the then-applicable conversion rate and (ii) the quotient of (a) the Issue Price and (b) 95% of the volume-weighted average price of our common units for the 30-trading day period ending prior to the date that we notify the holders of our outstanding Class A Convertible Preferred Units of such conversion.
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
On September 29, 2022 (the “election date”), the Rate Reset Election was elected by the holders of our Class A Convertible Preferred Units.
Upon issuance and up until the election date, each of our Class A Convertible Preferred Units accumulated quarterly distribution amounts in arrears at an annual rate of 8.75% (or $2.9496), yielding a quarterly rate of 2.1875% (or $0.7374). On the election date, the holders of the Class A Convertible Preferred Units elected to reset the rate to 11.24%, the sum of the three-month LIBOR of 3.74% plus 750 basis points, yielding a quarterly distribution $0.9473 per preferred unit beginning with the fourth quarter of 2022.
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
30

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
Accounting for the Class A Convertible Preferred Units
Our Class A Convertible Preferred Units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event that is outside of our control. Therefore, we present them as temporary equity in the mezzanine section of the Consolidated Balance Sheets. We initially recognized our Class A Convertible Preferred Units at their issuance date fair value, net of issuance costs, as they were not redeemable and we did not have plans or expect any events that constitute a change of control in our partnership agreement. From the date of issuance through the election date, the Rate Reset Election was bifurcated and accounted for separately as an embedded derivative and recorded at fair value at each reporting period in “Other long-term liabilities” in our Consolidated Balance Sheets. As of the election date, the feature within the Class A Convertible Preferred Units that required bifurcation no longer existed and we have adjusted the carrying value of the Class A Convertible Preferred Units to include the fair value of the previously bifurcated amount at the election date. Refer to Note 18 and Note 19 for additional discussion.
As of December 31, 2022, we will not be required to further adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would become redeemable. Once redemption becomes probable, we would adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date the feature first becomes probable and the date the units can first be redeemed.
31

We paid the following cash distributions to our Class A Convertible Preferred unitholders:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2020
1st Quarter	May 15, 2020	$0.7374	$18,684
2nd Quarter	August 14, 2020	$0.7374	$18,684
3rd Quarter	November 13, 2020	$0.7374	$18,684
4th Quarter	February 12, 2021	$0.7374	$18,684
2021
1st Quarter	May 14, 2021	$0.7374	$18,684
2nd Quarter	August 13, 2021	$0.7374	$18,684
3rd Quarter	November 12, 2021	$0.7374	$18,684
4th Quarter	February 14, 2022	$0.7374	$18,684
2022
1st Quarter	May 13, 2022	$0.7374	$18,684
2nd Quarter	August 12, 2022	$0.7374	$18,684
3rd Quarter	November 14, 2022	$0.7374	$18,684
4th Quarter	February 14, 2023	$0.9473	$24,000

There were 25,336,778 Class A Convertible Preferred Units outstanding as of December 31, 2022. All quarterly distributions subsequent to the first quarter of 2019 have been paid in cash and as such there have been no changes to the number of Class A Convertible Preferred Units outstanding since May 15, 2019.
Net income (loss) attributable to Genesis Energy, L.P. is reduced by Class A Convertible Preferred Unit distributions that accumulated during the period. Net income (loss) attributable to Genesis Energy, L.P. was reduced by $80.1 million, $74.7 million, and $74.7 million for the years ended December 31, 2022, 2021 and 2020, respectively, as a result of distributions that accumulated during each period.
Redeemable Noncontrolling Interests
On September 23, 2019, we, through a subsidiary, Genesis Alkali Holdings Company, LLC (“Alkali Holdings”), the entity that holds our trona and trona-based exploring, mining, processing, producing, marketing, and selling business, including its Granger facility near Green River, Wyoming, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the “LLC Agreement”) and a Securities Purchase Agreement (the “Securities Purchase Agreement”) whereby certain investment fund entities affiliated with Blackstone Alternative Credit Advisors LP, formerly known as “GSO Capital Partners LP” (collectively, “BXC”) purchased $55.0 million of preferred units (or 55,000 preferred units) and committed to purchase, during a three-year commitment period, up to a total of $350.0 million of preferred units (or 350,000 preferred units) in Alkali Holdings (the “Alkali Holdings preferred units”). Alkali Holdings utilized the net proceeds from the preferred units to fund a portion of the anticipated cost of the Granger Optimization Project.
On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the Granger Optimization Project by one year, which we currently anticipate completing in the second half of 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to BXC, which was accounted for as issuance costs. As part of the amendment, the commitment period was increased to four years, and the total commitment of BXC was increased to $351.8 million preferred units (or 351,750 preferred units) in Alkali Holdings.
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
On May 17, 2022 (the “Redemption Date”), we fully redeemed the 251,750 outstanding Alkali Holdings preferred units at a Base Preferred Return Amount of $288.6 million utilizing a portion of the proceeds we received from the issuance of our Alkali senior secured notes (Note 10). As of December 31, 2022, there were no Alkali Holdings preferred units outstanding.
32

Accounting for Redeemable Noncontrolling Interests
    Classification
Prior to the Redemption Date, the Alkali Holdings preferred units issued and outstanding were accounted for as a redeemable noncontrolling interest in the mezzanine section on our Consolidated Balance Sheets due to the redemption features for a change of control.
Initial and Subsequent Measurement
We recorded the Alkali Holdings preferred units at their issuance date fair value, net of issuance costs. The fair value of the Alkali Holdings preferred units was approximately $270.1 million as of May 16, 2022, which represented the carrying amount based on the issued and outstanding Alkali Holdings preferred units most probable redemption event on the six and a half year anniversary of the closing, which was the IRR measure accreted using the effective interest method to the redemption value as of each reporting date. On May 16, 2022, certain events occurred that made it probable that an early redemption event on the Alkali Holdings preferred units would occur and the outstanding preferred units would be redeemed at the MOIC, as it was greater than the IRR at the time of the redemption. This required the Company to revalue the Alkali Holdings preferred units to the redemption amount of $288.6 million, which represented the MOIC, net of cash distributions (including tax distributions) paid to date.
Net Income Attributable to Genesis Energy, L.P. for the year ended December 31, 2022 includes $30.4 million of adjustments, of which $10.0 million was allocated to the distribution paid in-kind (“PIK”) on the outstanding preferred units, $1.9 million was attributable to redemption accretion value adjustments, and $18.5 million was attributable to a change in the Base Preferred Return Amount of the Alkali Holdings preferred units. Net Loss Attributable to Genesis Energy, L.P. for the year ended December 31, 2021 includes $25.4 million of adjustments, of which $21.3 million was allocated to the PIK distributions on the outstanding preferred units and $4.1 million was attributable to redemption accretion value adjustments. Net Loss Attributable to Genesis Energy, L.P. for the year ended December 31, 2020 includes $16.1 million of adjustments, of which $13.8 million was allocated to the PIK distributions on the outstanding preferred units and $2.3 million was attributable to redemption accretion value adjustments. We elected to pay distributions for the periods ended December 31, 2022, December 31, 2021 and December 31, 2020 in-kind to our Alkali Holdings preferred unitholders.
The following table shows the change in our redeemable noncontrolling interests from December 31, 2020 to December 31, 2022:

Balance as of December 31, 2020	$141,194
Issuance of preferred units, net of issuance costs(1)	103,042
PIK distribution	21,291
Redemption accretion	4,107
Tax distributions(1)	(10,066)
Balance as of December 31, 2021	259,568
Issuance of preferred units, net of issuance costs(1)	5,249
PIK distribution	9,993
Redemption accretion	1,908
Tax distributions(1)	(6,631)
Adjustment to Base Preferred Return Amount	18,542
Redemption of preferred units on May 17, 2022	(288,629)
Balance as of December 31, 2022	$—
(1)We issued 5,356 and 10,145 Alkali Holdings preferred units to BXC to satisfy the Company’s obligation to pay tax distributions during 2022 and 2021, respectively.
Noncontrolling Interests
On November 17, 2021, we, through a subsidiary, sold 36% of the membership interests in CHOPS for proceeds of approximately $418 million. We retained 64% of the membership interests in CHOPS and remain the operator of the CHOPS pipeline and associated assets. We also own an 80% membership interest in Independence Hub, LLC. On April 29, 2022, we entered into an agreement to sell the Independence Hub platform to a producer group in the Gulf of Mexico for gross proceeds of $40.0 million, of which $8.0 million, or 20%, was attributable and paid to our noncontrolling interest holder. For the year ended December 31, 2022, we recorded a gain of $40.0 million recorded in “Gain on sale of asset” on the Consolidated Statement of Operations, of which $8.0 million, or 20%, is attributable to our noncontrolling interest holder, as the platform asset sold had no book value at the time of the sale. For financial reporting purposes, the assets and liabilities of these entities
33

are consolidated with those of our own, with any third party or affiliate interest in our Consolidated Balance Sheets amounts shown as noncontrolling interests in equity.
12. Net Income (Loss) Per Common Unit
Basic net income (loss) per common unit is computed by dividing Net Income (Loss) Attributable to Genesis Energy, L.P., after considering income attributable to our Class A preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of the Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the years ended December 31, 2022, 2021, and 2020, the effect of the assumed conversion of our Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table reconciles Net income (loss) and weighted average units used in computing basic and diluted Net income (loss) per common unit (in thousands, except per unit amounts):

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to Genesis Energy L.P.	$75,457	$(165,067)	$(416,678)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(80,052)	(74,736)	(74,736)
Net loss available to common unitholders	$(4,595)	$(239,803)	$(491,414)

Weighted average outstanding units	122,579	122,579	122,579

Basic and diluted net loss per common unit	$(0.04)	$(1.96)	$(4.01)

13. Business Segment Information
We currently manage our businesses through four divisions that constitute our reportable segments:
•Offshore pipeline transportation – offshore transportation of crude oil and natural gas in the Gulf of Mexico;
•Sodium minerals and sulfur services – trona and trona-based exploring, mining, processing, producing, marketing and selling activities, as well as processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur and selling the related by-product, NaHS;
•Onshore facilities and transportation – terminaling, blending, storing, marketing and transporting crude oil and petroleum products; and
•Marine transportation – marine transportation to provide waterborne transportation of petroleum products (primarily fuel oil, asphalt and other heavy refined products) and crude oil throughout North America.
Substantially all of our revenues are derived from, and substantially all of our assets are located in, the United States.
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash gains and charges, such as depreciation, depletion, amortization and accretion), segment general and administrative expenses, all of which are net of the effects of our noncontrolling interests, plus our equity in distributable cash generated by our equity investees and unrestricted subsidiaries. In addition, our Segment Margin definition excludes the non-cash effects of our long-term incentive compensation plan and includes the non-income portion of payments received under our previously owned direct financing lease.
Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, where relevant, and capital investment.
34

Segment information for each year presented below is as follows:

	Offshore Pipeline Transportation	Sodium Minerals & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Year Ended December 31, 2022
Segment Margin(1)	$363,373	$306,718	$33,755	$66,209	$770,055
Capital expenditures(2)	$241,446	$174,518	$5,878	$39,084	$460,926
Revenues:
External customers	$319,045	$1,258,236	$918,751	$292,925	$2,788,957
Intersegment(3)	—	(10,151)	9,781	370	$—
Total revenues of reportable segments	$319,045	$1,248,085	$928,532	$293,295	$2,788,957
Year Ended December 31, 2021
Segment Margin(1)	$317,560	$166,773	$98,824	$34,572	$617,729
Capital expenditures(2)	$50,546	$227,118	$4,609	$34,456	$316,729
Revenues:
External customers	$278,459	$973,354	$685,652	$188,011	$2,125,476
Intersegment(3)	—	(8,722)	5,906	2,816	$—
Total revenues of reportable segments	$278,459	$964,632	$691,558	$190,827	$2,125,476
Year Ended December 31, 2020
Segment Margin(1)	$270,078	$130,083	$147,254	$60,058	$607,473
Capital expenditures(2)	$13,323	$95,511	$4,133	$31,357	$144,324
Revenues:
External customers	$237,123	$886,078	$500,420	$201,034	$1,824,655
Intersegment(3)	23	(8,309)	(938)	9,224	$—
Total revenues of reportable segments	$237,146	$877,769	$499,482	$210,258	$1,824,655
(1)A reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin to for each year is presented below.
(2)Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as contributions to equity investees, if any.
(3)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Total assets by reportable segment were as follows:

	December 31, 2022	December 31, 2021
Offshore pipeline transportation	$2,290,488	$2,103,140
Sodium minerals and sulfur services	2,358,086	2,132,588
Onshore facilities and transportation	981,354	923,064
Marine transportation	681,231	703,030
Other assets	54,833	43,979
Total consolidated assets	$6,365,992	$5,905,801
35

Reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin:

	Year Ended December 31,
	2022	2021	2020
Net income (loss) attributable to Genesis Energy, L.P.	$75,457	$(165,067)	$(416,678)
Corporate general and administrative expenses	71,820	61,287	51,457
Depreciation, depletion, amortization and accretion	307,519	315,896	302,602
Interest expense	226,156	233,724	209,779
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income(1)	21,199	26,207	17,042
Other non-cash items(2)	(8,315)	30,907	5,847
Distributions from unrestricted subsidiaries not included in income(3)	32,000	70,000	70,490
Cancellation of debt income (Note 10)	(8,618)	—	(27,302)
Loss on extinguishment of debt (Note 10)	794	1,627	31,730
Differences in timing of cash receipts for certain contractual arrangements(4)	51,102	15,482	40,848
Loss (gain) on sale of asset, net to our ownership interest (Note 7)	(32,000)	—	22,045
Change in provision for leased items no longer in use	(671)	598	1,347
Income tax expense	3,169	1,670	1,327
Redeemable noncontrolling interest redemption value adjustments(5)	30,443	25,398	16,113
Impairment expense (Note 7)	—	—	280,826
Total Segment Margin	$770,055	$617,729	$607,473
(1)Includes distributions attributable to the period and received during or promptly following such period.
(2)Includes unrealized losses of $18.6 million, $30.8 million and $0.9 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units in 2022, 2021 and 2020, respectively. Also includes unrealized gains of $24.4 million and $0.1 million, and an unrealized loss of $0.3 million, from the valuation of our commodity derivative transactions (excluding fair value hedges) in 2022, 2021, and 2020, respectively.
(3)2022 includes $32.0 million in cash receipts associated with the sale of the Independence Hub platform by our 80% owned unrestricted subsidiary (as defined under our credit agreement), Independence Hub, LLC. 2021 includes $70.0 million in cash receipts associated with principal repayments on our previously owned NEJD pipeline not included in income. 2020 includes cash payments received from our NEJD pipeline of $48.0 million not included in income and distributions from our Free State pipeline of $22.5 million not included in income, both of which are defined as unrestricted subsidiaries under our credit agreement.
(4)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(5)Includes PIK distributions and accretion on the redemption feature attributable to each period, and valuation adjustments to the redemption feature as the associated preferred units were redeemed during the year ended December 31, 2022. Refer to Note 11 for details.
36

14. Transactions with Related Parties
Transactions with related parties were as follows:

	Year Ended December 31,
	2022	2021	2020
Revenues:
Revenues from services and fees to Poseidon Oil Pipeline Company, LLC(1)	14,606	13,846	12,902
Revenues from product sales to ANSAC	418,232	280,935	236,408

Expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$660	$660	$660
Charges for products purchased from Poseidon Oil Pipeline Company, LLC(1)	1,057	965	960
Charges for services from ANSAC	9,891	1,213	2,460
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
Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the years ended December 31, 2022, 2021 and 2020 reflect $9.7 million, $9.4 million and $9.2 million, respectively, of fees we earned through the provision of services under that agreement. At December 31, 2022, and 2021, Poseidon Oil Pipeline Company, LLC owed us $2.4 million for services rendered.
ANSAC
We (through a subsidiary of our Alkali Business) are a member of the American Natural Soda Ash Corp. (“ANSAC”), an organization whose purpose is promoting and increasing the use and sale of natural soda ash and other refined or processed sodium products produced in the U.S. and consumed in specified countries outside of the U.S. ANSAC passes its costs through to its members using a pro rata calculation based on sales. Those costs include sales and marketing, employees, office supplies, professional fees, travel, rent, and certain other costs. Those transactions do not necessarily represent arm's length transactions and may not represent all costs we would have otherwise incurred if we operated the Alkali Business on a stand-alone basis. We also benefit from favorable shipping rates for our direct exports when using ANSAC to arrange for ocean transport. Beginning on January 1, 2023, we became the sole member of ANSAC (see further discussion in Note 23).
Net sales to ANSAC were $418.2 million, $280.9 million and $236.4 million for the years ended December 31, 2022, 2021 and 2020, respectively. The costs charged to us by ANSAC, included in “Sodium minerals and sulfur services operating costs” on the Consolidated Statements of Operations, were $9.9 million, $1.2 million and $2.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
As of December 31, 2022 and 2021, our receivables from and payables to ANSAC were:

	December 31,
	2022	2021
Receivables:
ANSAC	$137,522	$64,799
Payables:
ANSAC	$4,109	$116

37

15. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities:

	Year Ended December 31,
	2022	2021	2020
(Increase) decrease in:
Accounts receivable	$(261,849)	$(75,165)	$88,116
Inventories	2,087	20,370	(34,740)
Deferred charges	41,634	27,390	24,590
Other current assets	(6,971)	(1,190)	1,188
Increase (decrease) in:
Accounts payable	152,138	44,119	(9,742)
Accrued liabilities	(14,857)	14,520	(30,785)
Net changes in components of operating assets and liabilities	$(87,818)	$30,044	$38,627
    Payments of interest and commitment fees were $236.9 million, $202.0 million and $200.6 million during the years ended December 31, 2022, 2021 and 2020, respectively. We capitalized interest of $18.1 million, $4.4 million and $1.9 million during the years ended December 31, 2022, 2021 and 2020, respectively.
During the years ended December 31, 2022, 2021 and 2020, we paid taxes of $1.0 million, $0.7 million and $0.8 million, respectively.
At December 31, 2022, 2021 and 2020, we had incurred liabilities for fixed and intangible asset additions totaling $93.5 million, $51.7 million and $29.1 million, respectively, which had not been paid at the end of the year. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows. The increase in this amount is principally due to the increase in capital expenditures associated with our Granger Optimization Project (Note 11) and our offshore growth capital projects.
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
During 2022, we granted 70,068 phantom units with tandem DERs at a weighted average grant fair value of $9.92 per unit. During 2021, we granted 71,340 phantom units with tandem DERs at a weighted average grant date fair value of $8.83 per unit. During 2020, we granted 107,572 phantom units with tandem DERs at a weighted average grant date fair value of $5.86 per unit. The phantom units granted for 2022, 2021, and 2020 were made only to directors. Awards to management and other key employees during 2022 and 2021 were made under the 2018 LTIP plan, and were not equity-based awards.
38

A summary of our phantom unit activity for our service-based awards to our directors is set forth below:

	Service-Based Awards
	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)
Unvested at December 31, 2021	208,518	$10.67	$2,225
Granted	70,068	9.92	695
Settled	(58,454)	16.17	(945)
Unvested at December 31, 2022	220,132	$8.97	$1,975
We recorded compensation expense of $0.7 million, $1.4 million, and a credit to compensation expense of $1.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our liability for these awards totaled $2.1 million and $2.2 million at December 31, 2022 and 2021, respectively, and is included within “Accrued liabilities” on the Consolidated Balance Sheets.
Equity-Based Compensation Plan Expense
Equity-based compensation expense (credit) during the three years ended December 31, 2022 was as follows:

	Expense (Credit) Related to Equity-Based Compensation Plans
Consolidated Statements of Operations	2022	2021	2020
Onshore facilities and transportation operating costs	$—	$—	$(209)
Marine transportation operating costs	—	—	(51)
Sodium minerals and sulfur services operating costs	—	—	(115)
Offshore pipeline operating costs	—	—	(277)
General and administrative expenses	730	1,416	(333)
Total	$730	$1,416	$(985)

17. Major Customers and Credit Risk
Due to the nature of our onshore facilities and transportation operations, a disproportionate percentage of our trade receivables constitute obligations of refiners, large crude oil producers and integrated oil companies. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable is comprised in large part of accounts owed by integrated and large independent energy companies with stable payment histories. The credit risk related to contracts which are exchange-traded is limited due to daily margin requirements of the exchange.
We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset. Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that our established credit criteria are met.
In 2022, 2021 and 2020 our largest customer was ANSAC, which accounted for 15%, 13% and 13% of total consolidated revenues, respectively. As discussed in Note 14, ANSAC’s purpose is promoting and increasing the use and sale of natural soda ash and other refined or processed sodium products produced in the U.S. and consumed in specified countries outside of the U.S. Given this relationship, a large portion of our soda ash production is sold to ANSAC. As such, a disproportionate amount of our trade receivables and sales in our sodium minerals and sulfur services segment are related to ANSAC.

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
In accordance with exchange requirements, we fund the margin associated with our exchange-traded commodity derivative contracts. The amount of the margin is adjusted daily based on the fair value of the commodity derivative contracts. Margin requirements are intended to mitigate a party’s exposure to market volatility and counterparty credit risk. We offset fair value amounts recorded for our exchange-traded derivative contracts against margin funding in “Current Assets - Other” in our Consolidated Balance Sheets.
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
40

At December 31, 2022, we had the following outstanding commodity derivative commodity contracts that were entered into to economically hedge inventory, fixed price purchase commitments or forecasted purchases.

	Sell (Short) Contracts	Buy (Long) Contracts
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	93	90
Weighted average contract price per Bbl	$78.31	$76.43
Natural gas swaps:
Contract volumes (10,000 MMBtu)	—	976.5
Weighted average price differential per MMBtu	$—	$0.64
Natural gas futures:
Contract volumes (10,000 MMBtu)	148	806
Weighted average contract price per MMBtu	$5.27	$5.36
Petroleum products (#6 fuel oil) futures:
Contract volumes (1,000 Bbls)	25	—
Weighted average contract price per Bbl	$56.15	$—
Natural gas options:
Contract volumes (10,000 MMBtu)	191	34
Weighted average premium received/paid	$0.70	$0.03
Financial Statement Impacts
The following table summarizes the accounting treatment and classification of our derivative instruments on our Consolidated Financial Statements.

Derivative Instrument	Hedged Risk	Impact of Unrealized Gains and Losses
		Consolidated Balance Sheets	Consolidated Statements of Operations
Designated as hedges under accounting guidance:
Crude oil futures contracts (fair value hedge)	Volatility in crude oil prices - effect on market value of inventory	Derivative is recorded in “Current Assets - Other” (offset against margin deposits) and offsetting change in fair value of inventory is recorded in Inventories	Excess, if any, over effective portion of hedge is recorded in “Onshore facilities and transportation costs - product costs”

Effective portion is offset in cost of sales against change in value of inventory being hedged
Not qualifying or not designated as hedges under accounting guidance:
Commodity hedges consisting of crude oil, heating oil, fuel oil, petroleum products and natural gas futures, forward contracts, swaps and put and call options	Volatility in crude oil, natural gas and petroleum products prices - effect on market value of inventory, fixed price purchase commitments or forecasted purchases	Derivative is recorded in “Current Assets - Other” (offset against margin deposits) or Accrued liabilities	Entire amount of change in fair value of derivative is recorded in “Onshore facilities and transportation costs - product costs” and “Sodium minerals and sulfur services operating costs”
Preferred Distribution Rate Reset Election	This instrument is not related to a risk, but is rather part of a host contract with the issuance of our Class A Convertible Preferred Units	Derivative is recorded in “Other long-term liabilities”	Entire amount of change in fair value of derivative is recorded in “Other expense, net”
Unrealized gains are subtracted from net income and unrealized losses are added to net income in determining cash flows from operating activities. To the extent that we have fair value hedges outstanding, the offsetting change recorded in the
41

fair value of inventory is also eliminated from net income in determining cash flows from operating activities. Changes in margin deposits necessary to fund unrealized losses also affect cash flows from operating activities.

The following tables reflect the estimated fair value position of our derivatives at December 31, 2022 and 2021:
Fair Value of Derivative Assets and Liabilities

		Fair Value
	Consolidated Balance Sheets Location	December 31, 2022	December 31, 2021
Asset Derivatives:
Natural Gas Swap (undesignated hedge)	Current Assets - Other	36,844	1,867
Commodity derivatives—futures and put and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$1,238	$310
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other	(1,238)	(310)
Net amount of assets presented in the Consolidated Balance Sheets		$—	$—
Commodity derivatives—futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$—	$49
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other	—	(49)
Net amount of assets presented in the Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Preferred Distribution Rate Reset Election(2)	Other Long-Term Liabilities(2)	$—	$(83,210)
Natural Gas Swap (undesignated hedge)	Current Liabilities - Accrued Liabilities	(4,692)	(608)
Commodity derivatives—futures and put and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(11,061)	$(2,380)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other(1)	5,217	2,380
Net amount of liabilities presented in the Consolidated Balance Sheets		$(5,844)	$—
Commodity derivatives—futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$—	$(209)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other(1)	—	209
Net amount of liabilities presented in the Consolidated Balance Sheets		$—	$—

(1)These derivative liabilities have been funded with margin deposits recorded in our Consolidated Balance Sheets under “Current Assets - Other.”
(2)Refer to Note 11 and Note 19 for additional discussion surrounding the Preferred Distribution Rate Reset Election derivative.
Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with our cash margin balance.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash margin balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation
42

margin.  As of December 31, 2022, we had a net broker receivable of approximately $4.0 million (consisting of initial margin of $3.8 million increased by $0.2 million of variation margin).  As of December 31, 2021, we had a net broker receivable of approximately $2.9 million (consisting of initial margin of $2.1 million increased by $0.8 million of variation margin).  At December 31, 2022 and December 31, 2021, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
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
On the election date, the holders of the Class A Convertible Preferred Units elected to reset the rate to 11.24%, the sum of the three-month LIBOR of 3.74% plus 750 basis points. The fair value of the embedded derivative at the time of election was a liability of $101.8 million. As of the election date, the feature within the Class A Convertible Preferred Units that required bifurcation no longer existed and we have adjusted the carrying value of the Class A Convertible Preferred Units to include the fair value of the previously bifurcated amount at the election date See Note 11 for additional information regarding our Class A Convertible Preferred Units and the Rate Reset Election.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
		Year Ended December 31,
	Consolidated Statements of Operations Location	2022	2021	2020
Commodity derivatives—futures and options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$1,403	$(7,634)	$(14,454)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, sodium minerals and sulfur services operating costs	6,013	(8,891)	(5,475)
Total commodity derivatives		$7,416	$(16,525)	$(19,929)

Natural gas swaps	Sodium minerals and sulfur services operating costs	31,904	$1,174	$1,186

Preferred Distribution Rate Reset Election	Other expense, net	$(18,584)	$(30,838)	$(857)
We have no derivative contracts with credit contingent features.

19. Fair-Value Measurements
We classify financial assets and liabilities into the following three levels based on the inputs used to measure fair value:
    (1)    Level 1 fair values are based on observable inputs such as quoted prices in active markets for identical assets and liabilities;
43

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$1,238	$36,844	$—	$359	$1,867	$—
Liabilities	$(11,061)	$(4,692)	$—	$(2,589)	$(608)	$—
Preferred Distribution Rate Reset Election	$—	$—	$—	$—	$—	$(83,210)
Rollforward of Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Balance as of December 31, 2019	$(51,515)
Net loss for the period including earnings	(857)
Balance as of December 31, 2020	(52,372)
Net loss for the period including earnings	(30,838)
Balance as of December 31, 2021	(83,210)
Net loss for the period included in earnings	(18,584)
Reclassification to Mezzanine Equity	101,794
Balance as of December 31, 2022	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at December 31, 2022.
The fair value of the embedded derivative feature was based on a valuation model that estimates the fair value of the convertible preferred units with and without a Rate Reset Election. This model contained inputs, including our common unit price relative to the issuance price, the current dividend yield, the discount yield (which is adjusted periodically for changes associated with the industry’s credit markets), default probabilities, equity volatility, U.S. Treasury yields and timing estimates which involved management judgment. Our equity volatility rate used to value our embedded derivative feature was 50% at September 29, 2022, which represented the final valuation date of the embedded derivative due to the Rate Reset Election. Due primarily to the election of the rate reset increasing the distribution rate from 8.75% to 11.24%, we recorded an unrealized loss of $18.6 million for the year ended December 31, 2022. Due primarily to a decrease in our discount yield compared to December 31, 2020 as a result of significant fluctuations in the energy industry credit markets and volatility in our common unit price during the period, we recorded an unrealized loss of $30.8 million for the year ended December 31, 2021. Due primarily to a an increase in our volatility rate compared to December 31, 2019, we recorded an unrealized loss of $0.9 million for the year ended December 31, 2020. We report unrealized gains and losses associated with this embedded derivative in our Consolidated Statements of Operations as “Other expense, net.”
See Note 18 for additional information on our derivative instruments.
44

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
Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At December 31, 2022 our senior unsecured notes had a carrying value of $2.9 billion and fair value of $2.7 billion, compared to a carrying value of $3.0 billion and fair value of $3.0 billion at December 31, 2021. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement. At December 31, 2022, our Alkali senior secured notes had a carrying value of $0.4 billion and fair value of $0.4 billion. The fair value of the Alkali senior secured notes is determined based on trade information in the financial market of securities with similar features and is considered a Level 2 fair value measurement.
20. Employee Benefit Plans
We sponsor a defined benefit pension plan for union-only employees of our Alkali Business. We account for the Alkali Business pension plan as a single employer pension plan that benefits only employees of our Alkali Business, and thus, the related assets and liability costs of the plan are recorded in the Consolidated Balance Sheets. Under the Alkali Business pension plan, each eligible employee will automatically become a participant upon completion of one year of credited service. Retirement benefits under this plan are calculated based on the total years of service of an eligible participant, multiplied by a specified benefit rate in effect at the termination of the plan participant’s years of service.
45

The change in benefit obligations, plan assets and funded status along with amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2022	2021
Change in benefit obligation:
Benefit Obligation, beginning of year	$55,934	$52,510
Service Cost	5,181	6,020
Interest Cost	1,804	1,576
Actuarial Gain	(19,557)	(3,051)
Benefits Paid	(1,297)	(1,121)
Benefit Obligation, end of year	42,065	55,934

Change in plan assets:
Fair Value of Plan Assets, beginning of year	35,288	32,043
Actual Return on Plan Assets	(6,363)	2,051
Employer Contributions	2,445	2,315
Benefits Paid	(1,297)	(1,121)
Fair Value of Plan assets, end of year	30,073	35,288
Funded Status at end of period	$(11,992)	$(20,646)
Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	$—	$—
Current liabilities	—	—
Non-current Liabilities	(11,992)	(20,646)
Net Liability at end of year	$(11,992)	$(20,646)

Amounts recognized in accumulated other comprehensive income (loss):
Prior Service Cost	4,702	5,189
Net actuarial loss (gain)	(10,816)	418
Amounts recognized in accumulated other comprehensive loss:	$(6,114)	$5,607

46

Estimated Future Cash Flows- The following employer contributions and benefit payments, which reflect expected future service, are expected to be paid as follows:

Employer Contributions
Expected 2023 Contributions by Employer	$2,980
Future Expected Benefit Payments
2023	$1,465
2024	1,606
2025	1,772
2026	1,917
2027	2,091
2028-2032	12,533

Net Periodic Pension Costs- The components of net periodic pension costs for the Alkali benefit plan are as follows:

	December 31,
	2022	2021	2020
Service Cost	$5,181	$6,020	$5,493
Interest Cost	1,804	1,576	1,469
Expected Return on Assets	(1,959)	(1,831)	(1,539)
Amortization of Prior Service Cost	487	487	487
Total Net Periodic Benefit Costs	$5,513	$6,252	$5,910

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
The Alkali Business pension plan is administered by a Board-appointed committee that has fiduciary responsibility for the plan’s management. The committee is responsible for the oversight and management of the plan’s investments. The committee maintains an investment policy that provides guidelines for selection and retention of investment managers or funds, allocation of plan assets and performance review procedures and updating of the policy. The objective of the committee’s investment policy is to manage the plan assets in such a way that will allow for the on-going payment of the Company’s obligation to the beneficiaries.

Weighted average assumptions used to determine benefit obligation:	December 31, 2022	December 31, 2021
Discount Rate	5.33%	3.27%
Expected Long-term Rate of Return	6.71%	5.35%
Rate of Compensation Increase	N/A	N/A
The discount rate used to determine the net periodic cost at the beginning of the period was 3.27%.
47

Pension Plan Assets - We maintain target allocation percentages among various asset classes based on an investment policy established for the pension plan, which was last amended in November 2020. The target allocation is designed based on the strategic objectives, spending policy and risk tolerance of the plan. Pension plan asset allocations at December 31, 2022 by asset category are as follows:

December 31, 2022
	Target %	Minimum	Maximum
Equity securities	67%	58%	76%
Fixed Income	20%	11%	29%
Alternative Investments	11%	2%	20%
Cash and Equivalents	2%	—%	7%

A summary of total investments for our pension plan assets measured at fair value is presented as of December 31 for the periods below:

	2022				2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$4,592	$—	$—	$4,592	$2,989	$—	$—	$2,989
Equity securities	20,838	—	—	20,838	25,309	—	—	25,309
Fixed income and other securities	4,643	—	—	4,643	6,990	—	—	6,990
	$30,073	$—	$—	$30,073	$35,288	$—	$—	$35,288
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
A few of our operations are owned by wholly-owned corporate subsidiaries that are taxable as corporations. During 2022, we paid federal and state income taxes on these operations.
48

Our income tax (benefit) expense is as follows:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	815	690	650
Total current income tax expense	$815	$690	$650
Deferred:
Federal	$1,814	$1,097	$78
State	540	(117)	599
Total deferred income tax expense	$2,354	$980	$677
Total income tax expense	$3,169	$1,670	$1,327

Deferred income taxes relate to temporary differences based on tax laws and statutory rates that were enacted at the balance sheet date. Deferred tax assets and liabilities consist of the following:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$15,313	$16,174
Other	2,333	1,277
Total long-term deferred tax asset	17,646	17,451
Valuation allowances	(3,471)	(2,760)
Total deferred tax assets	$14,175	$14,691
Deferred tax liabilities:
Long-term:
Fixed assets	$(1,730)	$(1,803)
Intangible assets	(27,033)	(25,772)
Other	(2,064)	(1,413)
Total long-term liability	(30,827)	(28,988)
Total deferred tax liabilities	$(30,827)	$(28,988)
Total net deferred tax liability	$(16,652)	$(14,297)
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
49

The reconciliation between the Partnership's effective tax rate on income (loss) from operations and the statutory tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Income (loss) from operations before income taxes	$132,304	$(136,362)	$(398,987)
Partnership income not subject to federal income tax	(126,403)	140,092	398,729
Income (loss) subject to federal income taxes	$5,901	$3,730	$(258)
Tax expense (benefit) at federal statutory rate	$1,239	$783	$(54)
State income taxes, net of federal tax	1,248	574	1,213
Return to provision, federal and state	44	(227)	(383)
Other	(18)	112	117
Valuation allowance	656	428	434
Income tax expense	$3,169	$1,670	$1,327
Effective tax rate on income (loss) from operations before income taxes	2.4%	(1.2)%	(0.3)%

At December 31, 2022, 2021 and 2020, we had no uncertain tax positions.
50

23. Subsequent Events
On January 1, 2023, we became the sole member of ANSAC and ANSAC became a wholly owned subsidiary of Genesis Alkali Wyoming, L.P. As the sole member of the organization, beginning in 2023, we will include the assets, liabilities, and operating results of ANSAC within our consolidated financial statements.
On January 25, 2023, we issued $500.0 million in aggregate principal amount of our 2030 Notes. Interest payments are due April 15 and October 15 of each year with the initial interest payment due on October 15, 2023. The issuance generated net proceeds of approximately$491 million, net of issuance costs incurred. The net proceeds were used to purchase approximately $316 million of our existing 2024 Notes, including the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended January 24, 2023 and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our senior secured credit facility and for general partnership purposes. On January 26, 2023 we issued a notice of redemption for the remaining principal of approximately $25 million of our 2024 Notes, and discharged the indebtedness with respect to the 2024 Notes on February 14, 2023 by depositing the redemption amount with the trustee of the 2024 Notes for redemption of the 2024 Notes on February 25, 2023, all in accordance with the terms and conditions of the indenture governing the 2024 Notes.
On February 17, 2023, we entered into the Sixth Amended and Restated Credit Agreement (our “new credit agreement”) to replace our Fifth Amended and Restated Credit Agreement. Our new credit agreement provides for a $850 million senior secured revolving credit facility. The new credit agreement matures on February 13, 2026, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, unless more than $150 million of our 2025 Notes remain outstanding as of June 30, 2025, in which case the new credit agreement matures on such date.
51