Form 10-Q
period 2023-03-31
GENESIS ENERGY LP
filed 2023-05-04
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding as of May 3, 2023.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,086	$7,930
Restricted cash	18,720	18,637
Accounts receivable - trade, net	748,538	721,567
Inventories	121,328	78,143
Other	46,123	26,770
Total current assets	952,795	853,047
FIXED ASSETS, at cost	5,934,960	5,865,038
Less: Accumulated depreciation	(1,818,018)	(1,768,465)
Net fixed assets	4,116,942	4,096,573
MINERAL LEASEHOLDS, net of accumulated depletion	544,241	545,122
EQUITY INVESTEES	279,658	284,486
INTANGIBLE ASSETS, net of amortization	127,461	127,320
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	212,803	125,277
OTHER ASSETS, net of amortization	50,601	32,208
TOTAL ASSETS	$6,586,460	$6,365,992
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$518,822	$427,961
Accrued liabilities	286,424	281,146
Total current liabilities	805,246	709,107
SENIOR SECURED CREDIT FACILITY	124,400	205,400
SENIOR UNSECURED NOTES, net of debt issuance costs and premium	3,008,568	2,856,312
ALKALI SENIOR SECURED NOTES, net of debt issuance costs and discount	399,656	402,442
DEFERRED TAX LIABILITIES	17,072	16,652
OTHER LONG-TERM LIABILITIES	490,860	400,617
Total liabilities	4,845,802	4,590,530

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 25,336,778 issued and outstanding at March 31, 2023 and December 31, 2022	891,909	891,909
PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 units issued and outstanding at March 31, 2023 and December 31, 2022	523,244	567,277
Accumulated other comprehensive income	6,236	6,114
Noncontrolling interests	319,269	310,162
Total partners’ capital	848,749	883,553
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$6,586,460	$6,365,992
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended March 31,
	2023	2022
REVENUES:
Offshore pipeline transportation	$91,395	$68,068
Soda and sulfur services	444,648	285,674
Marine transportation	83,226	55,774
Onshore facilities and transportation	171,343	222,431
Total revenues	790,612	631,947
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	149,056	199,602
Onshore facilities and transportation operating costs	17,380	15,677
Marine transportation operating costs	57,736	43,728
Soda and sulfur services operating costs	406,222	213,625
Offshore pipeline transportation operating costs	23,125	23,016
General and administrative	14,552	15,122
Depreciation, depletion and amortization	73,160	69,506
Total costs and expenses	741,231	580,276
OPERATING INCOME	49,381	51,671
Equity in earnings of equity investees	17,553	12,444
Interest expense	(60,854)	(55,104)
Other expense	(1,808)	(4,258)
Income from operations before income taxes	4,272	4,753
Income tax expense	(884)	(304)
NET INCOME	3,388	4,449
Net income attributable to noncontrolling interests	(5,032)	(1,876)
Net income attributable to redeemable noncontrolling interests	—	(7,823)
NET LOSS ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(1,644)	$(5,250)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(24,002)	(18,684)
NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS	$(25,646)	$(23,934)
NET LOSS PER COMMON UNIT (Note 12):
Basic and Diluted	$(0.21)	$(0.20)
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$3,388	$4,449
Other comprehensive income:
Decrease in benefit plan liability	122	122
Total Comprehensive income	3,510	4,571
Comprehensive income attributable to noncontrolling interests	(5,032)	(1,876)
Comprehensive income attributable to redeemable noncontrolling interests	—	(7,823)
Comprehensive loss attributable to Genesis Energy, L.P.	$(1,522)	$(5,128)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
Partners' capital, December 31, 2022	122,579	$567,277	$310,162	$6,114	$883,553
Net income (loss)	—	(1,644)	5,032	—	3,388
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash distributions to noncontrolling interests	—	—	(15,005)	—	(15,005)
Cash contributions from noncontrolling interests	—	—	19,080	—	19,080
Other comprehensive income	—	—	—	122	122
Distributions to Class A Convertible Preferred unitholders	—	(24,002)	—	—	(24,002)
Partners' capital, March 31, 2023	122,579	$523,244	$319,269	$6,236	$848,749

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners' capital, December 31, 2021	122,579	$641,313	$294,746	$(5,607)	$930,452
Net income (loss)	—	(5,250)	1,876	—	(3,374)
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Adjustment to valuation of noncontrolling interest in subsidiary	—	(1,209)	1,209	—	—
Cash distributions to noncontrolling interest	—	—	(5,202)	—	(5,202)
Cash contributions from noncontrolling interests	—	—	822	—	822
Other comprehensive income	—	—	—	122	122
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners' capital, March 31, 2022	122,579	$597,783	$293,451	$(5,485)	$885,749

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,388	$4,449
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	73,160	69,506
Amortization and write-off of debt issuance costs, premium and discount	3,534	2,034
Equity in earnings of investments in equity investees	(17,553)	(12,444)
Cash distributions of earnings of equity investees	17,328	12,846
Non-cash effect of long-term incentive compensation plans	4,630	3,061
Deferred and other tax liabilities	420	179
Unrealized losses (gains) on derivative transactions	27,127	(1,903)
Other, net	3,271	5,686
Net changes in components of operating assets and liabilities (Note 15)	(17,648)	(29,169)
Net cash provided by operating activities	97,657	54,245
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(131,625)	(80,199)
Cash distributions received from equity investees - return of investment	6,601	6,008
Investments in equity investees	(1,190)	(1,323)
Proceeds from asset sales	22	—
Other, net	4,332	—
Net cash used in investing activities	(121,860)	(75,514)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	269,376	181,700
Repayments on senior secured credit facility	(350,376)	(135,900)
Proceeds from the issuance of 2030 Notes (Note 10)	500,000	—
Repayment of senior unsecured notes (Note 10)	(341,135)	—
Debt issuance costs	(12,944)	—
Contributions from noncontrolling interests	19,080	822
Distributions to noncontrolling interests	(15,005)	(5,202)
Distributions to common unitholders	(18,387)	(18,387)
Distributions to Class A Convertible Preferred unitholders	(24,002)	(18,684)
Other, net	7,835	6,480
Net cash provided by financing activities	34,442	10,829
Net increase (decrease) in cash, cash equivalents and restricted cash	10,239	(10,440)
Cash, cash equivalents and restricted cash at beginning of period	26,567	24,992
Cash, cash equivalents and restricted cash at end of period	$36,806	$14,552

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation and Consolidation
Organization
We are a growth-oriented master limited partnership founded in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry as well as the production of natural soda ash. Our operations are primarily located in the Gulf Coast region of the United States, Wyoming and in the Gulf of Mexico. We provide an integrated suite of services to refiners, crude oil and natural gas producers and industrial and commercial enterprises. We have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, our trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling business based in Wyoming (our “Alkali Business”), refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels and trucks. We are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
We currently manage our businesses through the following four divisions that constitute our reportable segments:
•Offshore pipeline transportation, which includes transportation and processing of crude oil and natural gas in the Gulf of Mexico;
•Soda and sulfur services involving trona and trona-based exploring, mining, processing, soda ash production, marketing, logistics and selling activities, as well as processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced “nash”);
•Onshore facilities and transportation, which include terminaling, blending, storing, marketing, and transporting crude oil and petroleum products; and
•Marine transportation to provide waterborne transportation of petroleum products (primarily fuel oil, asphalt and other heavy refined products) and crude oil throughout North America.
Basis of Presentation and Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries.
Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022 (our “Annual Report”).
Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
2. Recent Accounting Developments
We are currently evaluating new accounting pronouncements that have been issued, but are not yet effective. At this time, they are not expected to have a material impact on our financial positions or results of operations.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31, 2023
	Offshore Pipeline Transportation	Soda & Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$91,395	$—	$83,226	$14,184	$188,805
Product Sales	—	422,824	—	157,159	579,983
Refinery Services	—	21,824	—	—	21,824
	$91,395	$444,648	$83,226	$171,343	$790,612

	Three Months Ended March 31, 2022
	Offshore Pipeline Transportation	Soda & Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$68,068	$—	$55,774	$13,631	$137,473
Product Sales	—	258,775	—	208,800	467,575
Refinery Services	—	26,899	—	—	26,899
	$68,068	$285,674	$55,774	$222,431	$631,947

The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time for delivery of products.

Contract Assets and Liabilities
We did not have any contract assets at December 31, 2022 or March 31, 2023. The table below depicts our contract liability balances at December 31, 2022 and March 31, 2023:

	Contract Liabilities
	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2022	$2,087	$64,478
Balance at March 31, 2023	4,342	74,954
Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the aggregate amount of our transaction prices that are allocated to unsatisfied performance obligations as of March 31, 2023. However, we are permitted to utilize the following exemptions:
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The majority of our contracts qualify for one of these exemptions. For the remaining contract types that involve revenue recognition over a long-term period and include long-term fixed consideration (adjusted for indexing as required), we determined our allocations of transaction price that relate to unsatisfied performance obligations. For our tiered pricing offshore transportation contracts, we provide firm capacity for both fixed and variable consideration over a long term period. Therefore, we have allocated the remaining contract value to future periods.

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2023	$58,698	$5,400
2024	74,163	1,800
2025	78,604	—
2026	52,006	—
2027	14,743	—
Thereafter	43,006	—
Total	$321,220	$7,200
4. Business Consolidation
American Natural Soda Ash Corporation (“ANSAC”)
ANSAC is an organization whose purpose is to promote and market the use and sale of domestically produced natural soda ash in specified countries outside of the U.S. Prior to 2023, our Alkali Business and another domestic soda ash producer were the two members of ANSAC. On January 1, 2023, we became the sole member of ANSAC and assumed 100% of the voting rights of the entity, and it became a wholly owned subsidiary of Genesis.
We will continue to supply levels of our soda ash produced in the Green River Basin to ANSAC to utilize their logistical and marketing capabilities as an export vehicle for our Alkali Business. We determined that ANSAC meets the definition of a business and will account for our acquisition of ANSAC as a business combination. We have reflected the financial results of ANSAC within our soda and sulfur services segment from the date of acquisition, January 1, 2023. The purchase price has been allocated to the assets acquired and the liabilities assumed based on our estimated preliminary fair values. We expect to finalize the purchase price allocation by the end of 2023. There was no consideration transferred as a result of becoming the sole member of ANSAC.
The preliminary allocation of the purchase price, as presented within our Unaudited Consolidated Balance Sheet as of March 31, 2023 is summarized as follows:

Cash and cash equivalents	$4,332
Accounts receivable - trade, net	231,797
Inventories	19,522
Other current assets	14,203
Fixed assets, at cost	4,000
Right of use assets, net	93,208
Other Assets, net of amortization	13,909
Accounts payable - trade(1)	(228,106)
Accrued liabilities	(75,224)
Other long-term liabilities	(77,641)
Net Assets	$—
(1)The “Accounts payable - trade” balance above includes $133.4 million of payables to Genesis at December 31, 2022 that eliminate upon consolidation into our Unaudited Condensed Consolidated Balance Sheet as of March 31, 2023.
Inventories principally relate to finished goods (soda ash) that have been supplied by current or former members of ANSAC. Fixed assets, at cost relate to leasehold improvements supporting our logistical footprint and will be depreciated over ten years, which is consistent with the term of the related lease. Right of use assets, net and our corresponding lease liabilities, which are recorded within “Accrued liabilities” and “Other long-term liabilities,” are associated with our right to use certain assets to store and load finished goods, the vessels we utilize to ship finished goods to distributors and end users, as well as office space.
Our Unaudited Condensed Consolidated Statement of Operations include the results of ANSAC since January 1, 2023. The following table presents selected financial information included in our Unaudited Consolidated Statement of Operations for the period presented:

Three Months Ended March 31, 2023
Revenues	$127,142
Net Income Attributable to Genesis Energy, L.P.	1,022
The following unaudited pro forma financial information was prepared from our historical financial statements that have been adjusted to give the effect of the consolidation of ANSAC as though we had become the sole member on January 1, 2022. It is based up on assumptions deemed appropriate by us and may not be indicative of actual results. This pro forma information was prepared using financial data of ANSAC and reflects certain estimates and assumptions made by our management. Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been had we become the sole member on January 1, 2022. Pro forma net income (loss) includes the effects of distributions on our preferred units and interest expense on incremental borrowings. The dilutive effect of our preferred units is calculated using the if-converted method.

	Three Months Ended March 31,
	2023	2022
Pro forma consolidated financial operating results:
Revenues	$790,612	$759,089
Net Loss Attributable to Genesis Energy, L.P.	(1,644)	(4,228)
Net Loss Attributable to Common Unitholders	(25,646)	(22,912)
Basic and diluted earnings (loss) per common unit:
As reported net loss per common unit	$(0.21)	$(0.20)
Pro forma net loss per common unit	$(0.21)	$(0.19)

5. Lease Accounting
Lessee Arrangements
We lease a variety of transportation equipment (primarily railcars), terminals, land and facilities, and office space and equipment. Lease terms vary and can range from short term (not greater than 12 months) to long term (greater than 12 months). A majority of our leases contain options to extend the life of the lease at our sole discretion. We considered these options when determining the lease terms used to derive our right of use assets and associated lease liabilities. Leases with a term of 12 months or fewer are not recorded on our Unaudited Condensed Consolidated Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term.
Our “Right of Use Assets, net” balance includes our unamortized initial direct costs associated with certain of our transportation equipment, office space and equipment, and facilities and equipment leases. Additionally, it includes our unamortized prepaid rents, our deferred rents, and our previously classified intangible asset associated with a favorable lease. Current and non-current lease liabilities are recorded within “Accrued liabilities” and “Other long-term liabilities,” respectively, on our Unaudited Condensed Consolidated Balance Sheets.
Lessor Arrangements
We have certain contracts discussed below in which we act as a lessor. We also, from time to time, sublease certain of our transportation and facilities equipment to third parties.
Operating Leases
During the three months ended March 31, 2023 and 2022, we acted as a lessor in a revenue contract associated with the M/T American Phoenix, included in our marine transportation segment. Our lease revenues for this arrangement (inclusive of fixed and variable consideration) were $5.8 million and $4.1 million for the three months ended March 31, 2023 and 2022, respectively.
6. Inventories
The major components of inventories were as follows:

	March 31, 2023	December 31, 2022
Petroleum products	$—	$56
Crude oil	32,206	6,673
Caustic soda	14,632	15,258
NaHS	6,499	7,085
Raw materials - Alkali Business	4,569	5,819
Work-in-process - Alkali Business	8,640	9,599
Finished goods, net - Alkali Business	39,592	18,772
Materials and supplies, net - Alkali Business	15,190	14,881
Total	$121,328	$78,143
Inventories are valued at the lower of cost or net realizable value. There was no adjustment to the net realizable value of inventories during the period ended March 31, 2023. As of December 31, 2022, the net realizable value of inventories were below cost by $2.9 million which triggered a reduction of the value of inventory in our Consolidated Financial Statements by this amount.
Materials and supplies include chemicals, maintenance supplies and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.

7. Fixed Assets, Mineral Leaseholds and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	March 31, 2023	December 31, 2022
Crude oil and natural gas pipelines and related assets	$2,844,999	$2,844,288
Alkali facilities, machinery and equipment	699,684	701,313
Onshore facilities, machinery and equipment	270,164	269,949
Transportation equipment	23,145	22,340
Marine vessels	1,010,704	1,017,087
Land, buildings and improvements	235,705	231,651
Office equipment, furniture and fixtures	24,299	24,271
Construction in progress(1)	785,092	712,971
Other	41,168	41,168
Fixed assets, at cost	5,934,960	5,865,038
Less: Accumulated depreciation	(1,818,018)	(1,768,465)
Net fixed assets	$4,116,942	$4,096,573
(1)Construction in progress primarily relates to our Granger Optimization Project, which is expected to be completed in 2023, and our offshore growth capital projects, which are expected to be completed in 2024 and 2025.
Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	March 31, 2023	December 31, 2022
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(21,778)	(20,897)
Mineral leaseholds, net of accumulated depletion	$544,241	$545,122

Our depreciation and depletion expense for the periods presented were as follows:

	Three Months Ended March 31,
	2023	2022
Depreciation expense	$69,573	$65,750
Depletion expense	881	1,020
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2022:

ARO liability balance, December 31, 2022	$228,573
Accretion expense	3,261
Changes in estimate	3,915
Settlements	(45)
ARO liability balance, March 31, 2023	$235,704

At March 31, 2023 and December 31, 2022, $26.1 million and $26.6 million are included as current in “Accrued liabilities” on our Unaudited Condensed Consolidated Balance Sheets, respectively. The remainder of the ARO liability as of March 31, 2023 and December 31, 2022 is included in “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheets.
Certain of our unconsolidated affiliates have AROs recorded at March 31, 2023 and December 31, 2022 relating to contractual agreements and regulatory requirements. In addition, certain entities that we consolidate have non-controlling interest owners that are responsible for their representative share of future costs of the related ARO liability. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
8. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At March 31, 2023 and December 31, 2022, the unamortized excess cost amounts totaled $302.1 million and $305.6 million, respectively. We amortize the differences in carrying value as changes in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended March 31,
	2023	2022
Genesis’ share of operating earnings	$21,119	$16,010
Amortization of differences attributable to Genesis’ carrying value of equity investments	(3,566)	(3,566)
Net equity in earnings	$17,553	$12,444
Distributions received(1)	$23,834	$19,018
(1) Includes distributions attributable to the period and received during or within 15 days following the period.
The following tables present the unaudited balance sheets and statements of operations information (on a 100% basis) for Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”) (which we own 64% of and is our most significant equity investment):

	March 31, 2023	December 31, 2022
BALANCE SHEETS DATA:
Assets
Current assets	$22,904	$27,878
Fixed assets, net	147,223	147,505
Other assets	13,760	13,419
Total assets	$183,887	$188,802
Liabilities and equity
Current liabilities	$217,582	$10,087
Other liabilities	27,727	236,813
Equity (Deficit)	(61,422)	(58,098)
Total liabilities and equity	$183,887	$188,802

	Three Months Ended March 31,
	2023	2022
STATEMENTS OF OPERATIONS DATA:
Revenues	$40,895	$31,189
Operating income	$31,951	$21,953
Net income	$28,676	$20,907

Poseidon’s Revolving Credit Facility
Borrowings under Poseidon’s revolving credit facility, which was amended and restated in March 2019, are primarily used to fund spending on capital projects. The March 2019 credit facility, which matures on March 29, 2024, is non-recourse to Poseidon’s owners and secured by its assets. The March 2019 credit facility contains customary covenants such as restrictions on debt levels, liens, guarantees, mergers, sale of assets and distributions to owners. A breach of any of these covenants could result in acceleration of the maturity date of Poseidon’s debt. Poseidon was in compliance with the terms of its credit agreement for all periods presented in these Unaudited Condensed Consolidated Financial Statements.
9. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Marine contract intangibles	$800	$651	$149	$800	$642	$158
Offshore pipeline contract intangibles	158,101	63,795	94,306	158,101	61,715	96,386
Other	47,136	14,130	33,006	44,391	13,615	30,776
Total	$206,037	$78,576	$127,461	$203,292	$75,972	$127,320

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended March 31,
	2023	2022
Amortization of intangible assets	$2,705	$2,588
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2023	$9,616
	2024	12,514
	2025	12,253
	2026	11,941
	2027	11,495

10. Debt
Our obligations under debt arrangements consisted of the following:

	March 31, 2023			December 31, 2022
	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value
Senior secured credit facility-Revolving Loan(1)	$124,400	$—	$124,400	$205,400	$—	$205,400
5.625% senior unsecured notes due 2024	—	—	—	341,135	1,249	339,886
6.500% senior unsecured notes due 2025	534,834	2,968	531,866	534,834	3,265	531,569
6.250% senior unsecured notes due 2026	339,310	2,297	337,013	339,310	2,481	336,829
8.000% senior unsecured notes due 2027	981,245	4,595	976,650	981,245	4,956	976,289
7.750% senior unsecured notes due 2028	679,360	7,246	672,114	679,360	7,621	671,739
8.875% senior unsecured notes due 2030	500,000	9,147	490,853	—	—	—
5.875% Alkali senior secured notes due 2042	425,000	22,369	402,631	425,000	22,558	402,442
Total long-term debt	$3,584,149	$48,622	$3,535,527	$3,506,284	$42,130	$3,464,154
(1)    Unamortized debt issuance costs associated with our senior secured credit facility (included in “Other Assets, net of amortization” on the Unaudited Condensed Consolidated Balance Sheets), were $6.8 million and $2.6 million as of March 31, 2023 and December 31, 2022, respectively.
Senior Secured Credit Facility
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
At March 31, 2023, the key terms for rates under our senior secured credit facility (which are dependent on our leverage ratio as defined in the new credit agreement) are as follows:
•The interest rate on borrowings may be based on an alternate base rate or Term SOFR, at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our new credit agreement) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. The Adjusted Term SOFR is equal to the sum of (a) the Term SOFR rate (as defined in our new credit agreement) for such period plus (b) the Term SOFR Adjustment of 0.1% plus (c) the applicable margin. The applicable margin varies from 2.25% to 3.50% on Term SOFR borrowings and from 1.25% to 2.50% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At March 31, 2023, the applicable margins on our borrowings were 2.00% for alternate base rate borrowings and 3.00% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fee rates range from 2.25% to 3.50% based on our leverage ratio as computed under the credit agreement and can fluctuate quarterly. At March 31, 2023, our letter of credit rate was 3.00%.
•We pay a commitment fee on the unused portion of the Revolving Loan. The commitment fee rates on the unused committed amount will range from 0.30% to 0.50% per annum depending on our leverage ratio. At March 31, 2023, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the senior secured credit facility by an additional $200 million, subject to lender consent and certain other customary conditions.

At March 31, 2023, we had $124.4 million borrowed under our new credit agreement, with $22.7 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $8.5 million was outstanding at March 31, 2023. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings, periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our senior secured credit facility at March 31, 2023 was $717.1 million, subject to compliance with covenants. Our new credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Alkali Senior Secured Notes Issuance and Related Transactions
On May 17, 2022, Genesis Energy, L.P., through its newly created wholly-owned unrestricted subsidiary, GA ORRI, LLC (“GA ORRI”), issued $425 million principal amount of our 5.875% senior secured notes due 2042 (the “Alkali senior secured notes”) to certain institutional investors (the “Notes Offering”), secured by GA ORRI’s fifty-year limited term overriding royalty interest in substantially all of the Alkali Business’ trona mineral leases (the “ORRI Interests”). Interest payments are due on the last day of each quarter with the initial interest payment made on June 30, 2022. The agreement governing the Alkali senior secured notes also requires principal repayments on the last day of each quarter commencing with the first quarter of 2024. Principal repayments totaling $57.5 million are due within the next five years, with the remaining quarterly principal repayments due thereafter through March 31, 2042. As of March 31, 2023, $3.0 million is considered current and included within “Accrued liabilities” on the Unaudited Condensed Consolidated Balance Sheet. We are required to maintain a certain level of cash in a liquidity reserve account (owned by GA ORRI) to be held as collateral for future interest and principal payments as calculated and described in the agreement governing the Alkali senior secured notes. As of March 31, 2023 our liquidity reserve account had a balance of $18.7 million, which is classified as “Restricted cash” on the Unaudited Condensed Consolidated Balance Sheet. The issuance generated net proceeds of $408 million, net of the issuance discount of $17 million. We used a portion of the net proceeds from the issuance to fully redeem the outstanding Alkali Holdings preferred units (as defined and further discussed in Note 11) and utilized the remainder to repay a portion of the outstanding borrowings under our credit agreement as well as fund our liquidity reserve account.
Senior Unsecured Note Transactions
On January 25, 2023, we issued $500.0 million in aggregate principal amount of 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”). Interest payments are due April 15 and October 15 of each year with the initial interest payment due on October 15, 2023. The net proceeds were used to purchase $316.3 million of our existing 2024 Notes, including the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended January 24, 2023. The remaining proceeds at that time were used to repay a portion of the borrowings outstanding under our senior secured credit facility and for general partnership purposes.
On January 26, 2023, we issued a notice of redemption for the remaining principal of $24.8 million of our 2024 Notes, and discharged the indebtedness with respect to the 2024 Notes on February 14, 2023.
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
11. Partners’ Capital, Mezzanine Capital and Distributions
At March 31, 2023, our outstanding common units consisted of 122,539,221 Class A units and 39,997 Class B units. The Class A units are traditional common units in us. The Class B units are identical to the Class A units and, accordingly, have voting and distribution rights equivalent to those of the Class A units, and, in addition, the Class B units have the right to elect all of our board of directors and are convertible into Class A units under certain circumstances, subject to certain exceptions. At March 31, 2023, we had 25,336,778 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.

Distributions
We paid or will pay the following cash distributions to our common unitholders in 2022 and 2023:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2022
1st Quarter	May 13, 2022	$0.15	$18,387
2nd Quarter	August 12, 2022	$0.15	$18,387
3rd Quarter	November 14, 2022	$0.15	$18,387
4th Quarter	February 14, 2023	$0.15	$18,387
2023
1st Quarter(1)	May 15, 2023	$0.15	$18,387
(1)This distribution was declared on April 11, 2023 and will be paid to unitholders of record as of April 28, 2023.

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
Accounting for the Class A Convertible Preferred Units
Our Class A Convertible Preferred Units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event that is outside of our control. Therefore, we present them as temporary equity in the mezzanine section of the Unaudited Condensed Consolidated Balance Sheets. We initially recognized our Class A Convertible Preferred Units at their issuance date fair value, net of issuance costs, as they were not redeemable and we did not have plans or expect any events that constitute a change of control in our partnership agreement. Additionally, our Class A Convertible Preferred Units contain a distribution Rate Reset Election (as defined in Note 16), which was elected by the holders of the Class A Convertible Preferred Units on September 29, 2022 (the “election date”). From the date of issuance through the election date, this distribution rate reset was bifurcated and accounted for separately as an embedded derivative and recorded at fair value at each reporting period. As of the election date, the feature within the Class A Convertible Preferred Units that required bifurcation no longer existed and we have adjusted the carrying value of the Class A Convertible Preferred Units to include the fair value of the previously bifurcated amount at the election date. Refer to Note 16 for additional discussion.
As of March 31, 2023, we will not be required to further adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would become redeemable. Once redemption becomes probable, we would adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date the feature first becomes probable and the date the units can first be redeemed.
Net Loss Attributable to Genesis Energy, L.P. is reduced by Class A Convertible Preferred Unit distributions that accumulated during the period and was reduced by $24.0 million and $18.7 million for the three months ended March 31, 2023 and 2022, respectively.

We paid or will pay by the dates noted below the following cash distributions to our Class A Convertible Preferred unitholders in 2022 and 2023:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2022
1st Quarter	May 13, 2022	$0.7374	$18,684
2nd Quarter	August 12, 2022	$0.7374	$18,684
3rd Quarter	November 14, 2022	$0.7374	$18,684
4th Quarter	February 14, 2023	$0.9473	$24,002
2023
1st Quarter(1)	May 15, 2023	$0.9473	$24,002
(1)This distribution was declared in April 2023 and will be paid to unitholders of record as of April 28, 2023.
As a result of the one-time Rate Reset Election made by the holders of the Class A Convertible Preferred Units on the election date, the annual distribution rate for the Class A Convertible Preferred Units increased from 8.75% to 11.24%, applicable for future quarterly distributions declared and payable, beginning with the quarter ended December 31, 2022.
Redeemable Noncontrolling Interests
On September 23, 2019, we, through a subsidiary, Alkali Holdings, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the “LLC Agreement”) and a Securities Purchase Agreement (the “Securities Purchase Agreement”) whereby certain investment fund entities affiliated with Blackstone Alternative Credit Advisors LP, formerly known as “GSO Capital Partners LP” (collectively “BXC”) purchased $55.0 million (or 55,000 Alkali Holdings preferred units) and committed to purchase up to $350.0 million of Alkali Holdings preferred units, the entity that holds our trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling business, including its Granger facility near Green River, Wyoming. Alkali Holdings utilized the net proceeds received from the issuance of the preferred units to fund a portion of the anticipated cost of expansion of the Granger facility (the “Granger Optimization Project” or “GOP”).
On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the GOP by one year, which we currently anticipate completing in the second half of 2023. In consideration amendment, we issued 1,750 Alkali Holdings preferred units to BXC, which was accounted for as issuance costs. As part of the amendment, the commitment period was increased to four years, and the total commitment of BXC was increased to, subject to compliance with the covenants contained in the agreements with BXC, up to $351.8 million preferred units (or 351,750 preferred units) in Alkali Holdings.
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
On May 17, 2022 (the “Redemption Date”), we fully redeemed the 251,750 outstanding Alkali Holdings preferred units at a Base Preferred Return Amount of $288.6 million utilizing a portion of the proceeds we received from the issuance of our Alkali senior secured notes. As of March 31, 2023, there were no Alkali Holdings preferred units outstanding.
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
Net Loss Attributable to Genesis Energy, L.P. for the three months ended March 31, 2022 includes $7.8 million of adjustments, of which $6.6 million was allocated to the paid-in-kind distributions and $1.2 million was attributable to redemption accretion value adjustments.
Noncontrolling Interests
We own a 64% membership interests in CHOPS and are the operator of the CHOPS pipeline and its associated assets. We also own an 80% membership interest in Independence Hub, LLC. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our Unaudited Condensed Consolidated Balance Sheets amounts shown as noncontrolling interests in equity.
12. Net Loss Per Common Unit
Basic net income (loss) per common unit is computed by dividing Net Income (Loss) Attributable to Genesis Energy, L.P., after considering income attributable to our Class A preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the three months ended March 31, 2023 and 2022, the effect of the assumed conversion of the 25,336,778 Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table reconciles Net loss attributable to Genesis Energy, L.P. and weighted average units used in computing basic and diluted net loss per common unit (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss attributable to Genesis Energy, L.P.	$(1,644)	$(5,250)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(24,002)	(18,684)
Net loss attributable to common unitholders	$(25,646)	$(23,934)

Weighted average outstanding units	122,579	122,579

Basic and diluted net loss per common unit	$(0.21)	$(0.20)
13. Business Segment Information
We currently manage our businesses through four divisions that constitute our reportable segments:
•Offshore pipeline transportation, which includes transportation and processing of crude oil and natural gas in the Gulf of Mexico;
•Soda and sulfur services involving trona and trona-based exploring, mining, processing, soda ash production, marketing, logistics and selling activities, as well as processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced “nash”);
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
We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash gains and charges, such as depreciation, depletion, amortization and accretion) and segment general and administrative expenses, net of the effects of our noncontrolling interests, plus our equity in distributable cash generated by our equity investees and unrestricted subsidiaries. In addition, our Segment Margin definition excludes the non-cash effects of our long-term incentive compensation plan.
Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, where relevant, and capital investment.
Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Soda & Sulfur Services	Onshore Facilities & Transportation	Marine Transportation	Total
Three Months Ended March 31, 2023
Segment Margin(1)	$97,938	$66,107	$5,390	$25,694	$195,129
Capital expenditures(2)	$52,053	$19,985	$1,930	$9,057	$83,025
Revenues:
External customers	$91,395	$446,906	$169,085	$83,226	$790,612
Intersegment(3)	—	(2,258)	2,258	—	—
Total revenues of reportable segments	$91,395	$444,648	$171,343	$83,226	$790,612
Three Months Ended March 31, 2022
Segment Margin(1)	$70,904	$67,375	$7,036	$12,137	$157,452
Capital expenditures(2)	$35,441	$26,326	$737	$10,059	$72,563
Revenues:
External customers	$68,068	$288,008	$220,295	$55,576	$631,947
Intersegment(3)	—	(2,334)	2,136	198	—
Total revenues of reportable segments	$68,068	$285,674	$222,431	$55,774	$631,947
(1)A reconciliation of Net loss attributable to Genesis Energy, L.P. to total Segment Margin for the periods is presented below.
(2)Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as contributions to equity investees, if any.
(3)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Total assets by reportable segment were as follows:

	March 31, 2023	December 31, 2022
Offshore pipeline transportation	$2,299,586	$2,290,488
Soda and sulfur services	2,561,391	2,358,086
Onshore facilities and transportation	997,869	981,354
Marine transportation	657,582	681,231
Other assets	70,032	54,833
Total consolidated assets	$6,586,460	$6,365,992

Reconciliation of Net loss attributable to Genesis Energy, L.P. to total Segment Margin:

	Three Months Ended March 31,
	2023	2022
Net loss attributable to Genesis Energy, L.P.	$(1,644)	$(5,250)
Corporate general and administrative expenses	15,764	15,721
Depreciation, depletion, amortization and accretion	75,935	72,948
Interest expense	60,854	55,104
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income(1)	6,281	6,574
Other non-cash items(2)	24,671	(3,571)
Loss on extinguishment of debt(3)	1,809	—
Differences in timing of cash receipts for certain contractual arrangements(4)	10,575	8,230
Change in provision for leased items no longer in use	—	(431)
Redeemable noncontrolling interest redemption value adjustments(5)	—	7,823
Income tax expense	884	304
Total Segment Margin	$195,129	$157,452
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three months ended March 31, 2023 includes unrealized losses of $27.1 million from the valuation of our commodity derivative transactions (excluding fair value hedges). The three months ended March 31, 2022 includes unrealized gains of $6.2 million from the valuation of our commodity derivative transactions (excluding fair value hedges) and an unrealized loss of $4.3 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
(3)The three months ended March 31, 2023 includes the transaction costs associated with the tender and redemption of our 2024 Notes, as well as the write-off of the unamortized issuance costs associated with these notes. Refer to Note 10 for details.
(4)Includes the difference in timing of cash receipts from or billings to customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(5)Includes PIK distributions and accretion on the redemption feature attributable to each period, and valuation adjustments to the redemption feature as the associated preferred units were redeemed during the second quarter of 2022. Refer to Note 11 for details.

14. Transactions with Related Parties
Transactions with ANSAC prior to January 1, 2023 were considered transactions with a related party. As discussed in Note 4, on January 1, 2023, ANSAC became a wholly owned subsidiary of Genesis. For comparability purposes, the transactions reflected in the table below for the period ended March 31, 2022 do not include the activity related to ANSAC.
The transactions with related parties were as follows:

	Three Months Ended March 31,
	2023	2022
Revenues:
Revenues from services and fees to Poseidon(1)	$3,592	$3,238
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165
Charges for services from Poseidon(1)	282	255
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

Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the three months ended March 31, 2023 and 2022 include $2.5 million and $2.4 million, respectively, of fees we earned through the provision of services under that agreement. At March 31, 2023 and December 31, 2022, Poseidon owed us $1.5 million and $2.4 million, respectively, for services rendered.
15. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Three Months Ended March 31,
	2023	2022
(Increase) decrease in:
Accounts receivable	$180,813	$(131,249)
Inventories	(23,663)	(282)
Deferred charges	11,461	12,805
Other current assets	(11,365)	(2,677)
Increase (decrease) in:
Accounts payable	(126,440)	107,747
Accrued liabilities	(48,454)	(15,513)
Net changes in components of operating assets and liabilities	$(17,648)	$(29,169)
Payments of interest and commitment fees were $79.0 million and $69.8 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
We capitalized interest of $8.5 million and $2.0 million during the three months ended March 31, 2023 and March 31, 2022, respectively.
At March 31, 2023 and March 31, 2022, we had incurred liabilities for fixed and intangible asset additions totaling $46.4 million and $45.0 million, respectively, that had not been paid at the end of the quarter. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows. The amounts as of March 31, 2023 primarily relate to the capital expenditures associated with our GOP (Note 11) and offshore growth capital projects.
16. Derivatives
Crude Oil and Petroleum Products Hedges
We have exposure to commodity price changes related to our petroleum inventory and purchase commitments. We utilize derivative instruments (exchange-traded futures, options and swap contracts) to hedge our exposure to crude oil, fuel oil and other petroleum products. Our decision as to whether to designate derivative instruments as fair value hedges for accounting purposes relates to our expectations of the length of time we expect to have the commodity price exposure and our expectations as to whether the derivative contract will qualify as highly effective under accounting guidance in limiting our exposure to commodity price risk. We recognize any changes in the fair value of our derivative contracts as increases or decreases in “Onshore facilities and transportation product costs” in the Unaudited Condensed Consolidated Statements of Operations. The recognition of changes in fair value of the derivative contracts not designated as hedges for accounting purposes can occur in reporting periods that do not coincide with the recognition of gain or loss on the actual transaction being hedged. Therefore, we will, on occasion, report gains or losses in one period that will be partially offset by gains or losses in a future period when the hedged transaction is completed.
We have designated certain crude oil futures contracts as hedges of crude oil inventory due to our expectation that these contracts will be highly effective in hedging our exposure to fluctuations in crude oil prices during the period that we expect to hold that inventory. We account for these derivative instruments as fair value hedges under the accounting guidance. Changes in the fair value of these derivative instruments designated as fair value hedges are used to offset related changes in the fair value of the hedged crude oil inventory. Any hedge ineffectiveness in these fair value hedges and any amounts excluded from effectiveness testing are recorded as a gain or loss within “Onshore facilities and transportation product costs” in the Unaudited Condensed Consolidated Statements of Operations.
Natural Gas Hedges
Our Alkali Business relies on natural gas to generate heat and electricity for operations. We use a combination of commodity price swap contracts, future purchase contracts, and option contracts to manage our exposure to fluctuations in natural gas prices. The swap contracts are used to fix the basis differential between NYMEX Henry Hub and NW Rocky Mountain posted prices. We do not designate these contracts as hedges for accounting purposes. We recognize any changes in fair value of natural gas derivative contracts as increases or decreases within “Soda and sulfur services operating costs” in the Unaudited Condensed Consolidated Statements of Operations.
Forward Freight Hedges
ANSAC is exposed to fluctuations in freight rates for vessels used to transport soda ash to our international customers. We use exchange-traded or over-the-counter futures, swaps and options to hedge future freight rates for forecasted shipments. We do not designate these contracts as hedges for accounting purposes. We recognize any changes in fair value of forward freight contracts as increases or decreases within “Soda and sulfur services operating costs” in the Unaudited Condensed Consolidated Statements of Operations.
Bunker Fuel Hedges
ANSAC is exposed to fluctuations in the price of bunker fuel consumed by vessels used to transport soda ash to our international customers. We use exchange-traded or over-the-counter futures, swaps and options to hedge bunker fuel prices for forecasted shipments. We do not designate these contracts as hedges for accounting purposes. We recognize any changes in fair value of bunker fuel contracts as increases or decreases within “Soda and sulfur services operating costs” in the Unaudited Condensed Consolidated Statements of Operations.
Rail Fuel Surcharge Hedges
ANSAC enters into rail transport agreements that require us to pay rail fuel surcharges based on changes in the U.S. On-Highway Diesel Fuel Price published by the U.S. Department of Energy (“DOE”). We use exchange-traded or over-the-counter futures, swaps and options to hedge fluctuations in the fuel price. We do not designate these contracts as hedges for accounting purposes. We recognize any changes in fair value of bunker fuel contracts as increases or decreases within “Soda and sulfur services operating costs” in the Unaudited Condensed Consolidated Statements of Operations.
Balance Sheet Netting and Broker Margin Accounts
Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists. Accordingly, we also offset fair value amounts recorded for our exchange-traded derivative contracts against required margin funding in “Current Assets - Other” in our Unaudited Condensed Consolidated Balance Sheets. Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange. Margin requirements are intended to mitigate a party’s exposure to market volatility and counterparty credit risk. On a daily basis, our account equity (consisting of the sum of our cash margin balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.
As of March 31, 2023, we had a net broker receivable of approximately $10.5 million (consisting of initial margin of $8.2 million increased by $2.3 million variation margin). As of December 31, 2022, we had a net broker receivable of approximately $4.0 million (consisting of initial margin of $3.8 million increased by $0.2 million of variation margin).  At March 31, 2023 and December 31, 2022, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Financial Statement Impacts
Unrealized gains are subtracted from net income (loss) and unrealized losses are added to net income (loss) in determining cash flows from operating activities. To the extent that we have fair value hedges outstanding, the offsetting change recorded in the fair value of inventory is also eliminated from net income (loss) in determining cash flows from operating activities. Changes in the cash margin balance required to maintain our exchange-traded derivative contracts also affect cash flows from operating activities.

Outstanding Derivatives
At March 31, 2023, we had the following outstanding derivative contracts that were entered into to economically hedge inventory, fixed price purchase commitments or forecasted purchases.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	282	—
Weighted average contract price per Bbl	$73.87	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	180	117
Weighted average contract price per Bbl	$72.05	$70.46
Crude oil basis differentials:
Contract volumes (1,000 Bbls)	40	—
Weighted average contract price per Bbl	$(0.50)	$—
Natural gas swaps:
Contract volumes (10,000 MMBtu)	—	1,502
Weighted average price differential per MMBtu	$—	$0.38
Natural gas futures:
Contract volumes (10,000 MMBtu)	210	1,656
Weighted average contract price per MMBtu	$2.20	$3.97
Natural gas options:
Contract volumes (10,000 MMBtu)	160	32
Weighted average premium received/paid	$0.69	$0.05
Bunker fuel futures:
Contract volumes (metric tons "MT")	$—	$46,600
Weighted average price per MT	$—	$524.49
DOE diesel options:
Contract volumes (1,000 Gal)	$—	$1,070
Weighted average premium received/paid	$—	$0.20

Fair Value of Derivative Assets and Liabilities
The following tables reflect the estimated fair value position of our derivatives at March 31, 2023 and December 31, 2022:

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		March 31, 2023	December 31, 2022
Asset Derivatives:
Natural Gas Swap (undesignated hedge)	Current Assets - Other	12,916	36,844
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other	$2,010	$1,238
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(2,010)	(1,238)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other	$1,319	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other	(1,319)	—
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Natural Gas Swap (undesignated hedge)	Current Liabilities -Accrued Liabilities	(2,578)	(4,692)
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(16,978)	$(11,061)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	16,978	5,217
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$(5,844)
Commodity derivatives - futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(1,686)	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	1,686	—
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
(1)These derivative liabilities have been funded with margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under “Current Assets - Other”.
Preferred Distribution Rate Reset Election
A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our Class A Convertible Preferred Units may make a one-time election to reset the distribution amount (a “Rate Reset Election”) to a cash amount per Class A Convertible Preferred Unit equal to the amount that would be payable per quarter if a Class A Convertible Preferred Unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of our Class A Convertible Preferred Units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Unaudited Condensed Consolidated Balance Sheets. Corresponding changes in fair value are recognized in “Other expense” in our Unaudited Condensed Consolidated Statement of Operations.
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

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended March 31,
		2023	2022
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$967	$(1,170)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, Soda and sulfur services operating costs	(10,153)	6,048
Total commodity derivatives		$(9,186)	$4,878

Natural Gas Swap	Soda and sulfur services operating costs	$14,085	$(1,102)

Preferred Distribution Rate Reset Election	Other expense	$—	$(4,258)
17. Fair-Value Measurements
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$3,329	$12,916	$—	$1,238	$36,844	$—
Liabilities	$(18,664)	$(2,578)	$—	$(11,061)	$(4,692)	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at March 31, 2023.
See Note 16 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At March 31, 2023 our senior unsecured notes had a carrying value of approximately $3.0 billion and a fair value of approximately $2.9 billion compared to a carrying value of $2.9 billion and fair value of approximately $2.7 billion at December 31, 2022. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement. At March 31, 2023 and December 31, 2022, our Alkali senior secured notes had a carrying value and fair value of $0.4 billion. The fair value of the Alkali senior secured notes is determined based on trade information in the financial market of securities with similar features and is considered a Level 2 fair value measurement.
18. Commitments and Contingencies
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
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Commitments and Off-Balance Sheet Arrangements
•Forward Looking Statements
Overview
We reported Net Loss Attributable to Genesis Energy, L.P. of $1.6 million during the three months ended March 31, 2023 (the “2023 Quarter”) compared to Net Loss Attributable to Genesis Energy, L.P. of $5.3 million during the three months ended March 31, 2022 (the “2022 Quarter”).
Net Loss Attributable to Genesis Energy, L.P. in the 2023 Quarter was impacted by an increase in operating income primarily due to an increase in our Segment Margin of $37.7 million (see “Results of Operations” below for additional details on the results of our operating segments) and a decrease in income attributable to our redeemable noncontrolling interests of $7.8 million as the associated Alkali Holdings preferred units were redeemed during the second quarter of 2022. These increases were partially offset by (i) an unrealized (non-cash) loss of $27.1 million from the valuation of our commodity derivative transactions (excluding fair value hedges) in the 2023 Quarter compared to an unrealized (non-cash) gain of $6.2 million from the valuation of our commodity derivative transactions (excluding fair value hedges), which are included as a component of “Operating income”; (ii) an increase in depreciation, depletion, and amortization expense of $3.0 million (see “Results of Operations” below for additional details); and (iii) an increase in interest expense of $5.8 million (see “Results of Operations” below for additional details). Additionally, the 2022 Quarter included an unrealized (non-cash) loss of $4.3 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units in the 2022 Quarter, which is included in “Other expense”.
Cash flow from operating activities was $97.7 million for the 2023 Quarter compared to $54.2 million for the 2022 Quarter. The increase in cash flow from operating activities is primarily attributable to the increase in our Segment Margin. A more detailed discussion of our segment results and other costs are included below in “Results of Operations”.
Available Cash before Reserves (as defined below in “Non-GAAP Financial Measures”) to our common unitholders was $77.7 million for the 2023 Quarter, an increase of $21.9 million, or 39%, from the 2022 Quarter primarily as a result of our increase in Segment Margin of $37.7 million, discussed in more detail below. This increase was partially offset by (i) an increase in interest expense of $5.8 million (see “Results of Operations” below for additional details); (ii) an increase in cash payments to preferred unitholders of $5.3 million; and (iii) an increase in maintenance capital utilized of $2.6 million (See “Non-GAAP Financial Measures — Maintenance Capital Utilized” below for additional details).
Segment Margin (as defined below in “Non-GAAP Financial Measures”) was $195.1 million for the 2023 Quarter, an increase of $37.7 million, or 24%, from the 2022 Quarter. A more detailed discussion of our segment results and other costs are included below in “Results of Operations”. See “Non-GAAP Financial Measures” below for additional information on Segment Margin.
Distribution to Unitholders
On February 14, 2023, we paid a distribution of $0.15 per unit related to the fourth quarter of 2022. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per preferred unit (or $3.7890 on an annualized basis) for each preferred unit held of record. These distributions were paid on February 14, 2023 to unitholders holders of record at the close of business January 31, 2023.
In April 2023, we declared our quarterly distribution to our common unitholders of $0.15 per unit related to the 2023 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A

Convertible Preferred Unit (or $3.7890 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable May 15, 2023 to unitholders of record at the close of business on April 28, 2023.
Ukraine War and Market Update
Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable but are inherently uncertain. The uncertainties underlying our assumptions could cause our estimates to differ significantly from actual results, including with respect to the duration and severity of the lasting impacts of the war in Ukraine and the result of any economic recession or depression that has occurred or may occur in the future as a result or as it relates to changes in governmental policies aimed at addressing inflation which could cause fluctuations in global economic conditions, including capital and credit markets. We will continue to monitor the current market environment and to the extent conditions deteriorate, we may identify triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in impairment charges that could be material to our results of operations.
Although the ultimate impacts of the war in Ukraine, and fluctuations in global economic conditions, including capital and credit markets, are still unknown at this time, we believe the fundamentals of our core businesses continue to remain strong and, given the current industry environment and capital market behavior, we have continued our focus on deleveraging our balance sheet as further explained in “Liquidity and Capital Resources”.

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2023 Quarter increased $158.7 million, or 25%, from the 2022 Quarter and our total costs and expenses as presented on the Unaudited Condensed Consolidated Statements of Operations increased $161.0 million, or 28%, between the two periods with an overall net decrease to operating income of $2.3 million. The decrease in our operating income is primarily due to unrealized (non-cash) losses of approximately $27.1 million from the valuation of our commodity derivative transactions (excluding fair value hedges) in the 2023 Quarter compared to unrealized (non-cash) gains of $6.2 million from the valuation of our commodity derivative transactions (excluding fair value hedges) in the 2022 Quarter and an increase to depreciation, depletion, and amortization expense costs during the 2023 Quarter (see “Other Costs, Interest, and Income Taxes” below for additional discussion). Our increase in costs and expenses was mostly offset by our increase in operating revenues and activity as a result of: (i) an increase in volumes in our offshore pipeline transportation segment primarily from the incremental volumes from the King’s Quay Floating Production System (“FPS”), which achieved first oil in the second quarter of 2022; and (ii) and an increase in utilization and day rates in our marine transportation segment (see further discussion below on our individual operating segments).
A substantial portion of our revenues and costs are derived from the purchase and sale of crude oil in our crude oil marketing business, which is included in our onshore facilities and transportation segment, and revenues and costs associated with our Alkali Business, which is included in our soda and sulfur sevices segment. We describe, in more detail, the impact on revenues and costs for each of our businesses below.
As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) decreased to $75.93 per barrel in the 2023 Quarter, as compared to $95.18 per barrel in the 2022 Quarter. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net income (loss) and Available Cash before Reserves. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “ Risks Related to Our Business.”
As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volumes sold. We sell our products to an industry-diverse and worldwide customer base. Our sales prices are contracted at various times throughout the year and for different durations. Our sales prices for volumes sold internationally are contracted for the current year either annually in the prior year or periodically throughout the current year (often quarterly), and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. The majority of our volumes sold internationally are sold through the American Natural Soda Ash Corporation (“ANSAC”), which became a wholly owned subsidiary of our Alkali Business on January 1, 2023 as we became the sole member of it at that time. ANSAC promotes export sales of U.S. produced soda ash utilizing its logistical assets and marketing functions. During the 2023 Quarter, in addition to the volumes supplied by our operations and sold by ANSAC, ANSAC continued to receive a level of soda ash supply from certain former members to sell internationally, which supply is expected to continue in some capacity for at least the next several years. As a result of consolidating the results of ANSAC beginning on January 1, 2023, the sale of the soda ash volumes by ANSAC that were supplied by non-members are included in our consolidated results and have a proportionate effect to our revenues and costs, with little to no direct impact to our reported Segment Margin, Net income (loss) and Available Cash before Reserves. We will continue to report the sales volumes of soda ash included in the operating results table for our soda and sulfur services segment shown below as we have historically reported them for comparability purposes and due to the minimal impact these incremental sales volumes from ANSAC have on our reported Segment Margin, Net income (loss) and Available Cash before Reserves. Our sales volumes can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market, customer demand, economic growth, and our ability to produce soda ash. Positive or negative changes to our revenue, through fluctuations in sales volumes or sales prices, can have a direct impact to Segment Margin, Net income (loss) and Available Cash before Reserves as these fluctuations have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, some of which are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during the 2023 Quarter as noted above, we had positive effects to our revenues (with a lesser impact to costs) relative to the 2022 Quarter due to favorable pricing on our domestic and export tons, offset by a decrease in sales volumes. For additional information, see our segment-by-segment analysis below.
In addition to our crude oil marketing business and Alkali Business discussed above, we continue to operate in our other core businesses including: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large reservoir, long-lived crude oil and natural gas properties; (ii) our sulfur services business, which we believe is one of the largest producers and marketers (based on tons produced) of NaHS in North and South America; and (iii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of approximately 98% of the volumes transported on our onshore crude pipelines, and refiners contracted for approximately 90% of the revenues from our marine transportation segment during the 2023 Quarter, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in volatile commodity price environments. Given these facts, we do not expect changes in commodity prices to impact our Net income (loss), Available Cash before Reserves or Segment Margin derived from our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
Additionally, changes in certain of our operating costs between the respective quarters, such as those associated with our soda and sulfur services, offshore pipeline and marine transportation segments, are not correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Segment Margin
The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Offshore pipeline transportation	$97,938	$70,904
Soda and sulfur services	66,107	67,375
Onshore facilities and transportation	5,390	7,036
Marine transportation	25,694	12,137
Total Segment Margin	$195,129	$157,452

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

A reconciliation of Net Loss Attributable to Genesis Energy, L.P. to total Segment Margin for the periods presented is as follows:

	Three Months Ended March 31,
	2023	2022
Net Loss Attributable to Genesis Energy, L.P.	$(1,644)	$(5,250)
Corporate general and administrative expenses	15,764	15,721
Depreciation, depletion, amortization and accretion	75,935	72,948
Interest expense	60,854	55,104
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income(1)	6,281	6,574
Other non-cash items(2)	24,671	(3,571)
Change in provision for leased items no longer in use	—	(431)
Differences in timing of cash receipts for certain contractual arrangements(3)	10,575	8,230
Loss on debt extinguishment(4)	1,809	—
Redeemable noncontrolling interest redemption value adjustments(5)	—	7,823
Income tax expense	884	304
Total Segment Margin	$195,129	$157,452
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three months ended March 31, 2023 includes unrealized losses of $27.1 million from the valuation of our commodity derivative transactions (excluding fair value hedges). The three months ended March 31, 2022 includes unrealized gains of $6.2 million from the valuation of our commodity derivative transactions (excluding fair value hedges) and an unrealized loss of $4.3 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
(3)Includes the difference in timing of cash receipts from or billings to customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(4)The three months ended March 31, 2023 include the transaction costs associated with the tender and redemption of our 2024 Notes, as well as the write-off of the unamortized issuance costs associated with these notes.
(5)Includes PIK distributions and accretion on the redemption feature attributable to the three months ended March 31, 2022. The associated Alkali Holdings preferred units were redeemed during the second quarter of 2022.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$78,015	$60,868
Offshore natural gas pipeline revenue, excluding non-cash revenues	14,056	9,069
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses	(17,542)	(17,276)
Distributions from equity investments(1)	23,409	18,243
Offshore pipeline transportation Segment Margin	$97,938	$70,904

Volumetric Data 100% basis:
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	234,136	175,881
Poseidon	315,160	240,823
Odyssey	65,655	97,230
GOPL(2)	1,988	4,955
Total crude oil offshore pipelines	616,939	518,889

Natural gas transportation volumes (MMBtus/day)	387,197	223,662

Volumetric Data net to our ownership interest(3):
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	149,847	112,564
Poseidon	201,702	154,127
Odyssey	19,040	28,197
GOPL(2)	1,988	4,955
Total crude oil offshore pipelines	372,577	299,843

Natural gas transportation volumes (MMBtus/day)	106,951	79,338
(1)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2023 and 2022, respectively.
(2)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or “GOPL”) owns our undivided interest in the Eugene Island pipeline system.
(3)Volumes are the product of our effective ownership interest throughout the year multiplied by the relevant throughput over the given year.
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Offshore pipeline transportation Segment Margin for the 2023 Quarter increased $27.0 million, or 38%, from the 2022 Quarter due to increased crude oil and natural gas volumes and associated revenues during the 2023 Quarter. This increase in activity is primarily a result of production from the King’s Quay FPS, which achieved first oil in the second quarter of 2022 and has successfully ramped up its production to levels of approximately 115,000 barrels of oil equivalent per day. The King’s Quay FPS, which is supporting the Khaleesi, Mormont and Samurai field developments, is life-of-lease dedicated to our 100% owned crude oil and natural gas lateral pipelines and further downstream to our 64% owned Poseidon and CHOPS crude oil systems or our 25.67% owned Nautilus natural gas system for ultimate delivery to shore. We expect to continue to benefit from volumes from King’s Quay along with new volumes at the Argos FPS, which supports the 14 wells pre-drilled and completed at BP’s operated Mad Dog 2 field development that achieved first oil in April 2023. We anticipate volumes from Argos to ramp up over the remainder of 2023 with 100% of the volumes flowing through our 64% owned and operated CHOPS pipeline for ultimate delivery to shore. In addition, the 2023 Quarter had less downtime as compared to the 2022 Quarter, which experienced a significant period of unplanned operational maintenance associated with one of our lateral pipelines that also impacted volumes on our main pipeline downstream of it.
Soda and Sulfur Services Segment
Operating results for our soda and sulfur services segment were as follows:

	Three Months Ended March 31,
	2023	2022
Volumes sold:
NaHS volumes (Dry short tons “DST”)	28,090	32,169
Soda Ash volumes (short tons sold)	704,812	744,788
NaOH (caustic soda) volumes (DST)	20,176	20,724

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$42,197	$41,628
NaOH (caustic soda) revenues	18,461	14,011
Revenues associated with Alkali Business(1)	362,939	203,659
Other revenues	1,485	1,881
Total external segment revenues, excluding non-cash revenues	$425,082	$261,179

Segment Margin (in thousands)	$66,107	$67,375

Average index price for NaOH per DST(1)	$1,213	$972
(1)See discussion above in “Results of Operations — Revenues and Costs and Expenses” regarding revenues associated with our Alkali Business.
(2)Source: IHS Chemical.
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Soda and sulfur services Segment Margin for the 2023 Quarter decreased $1.3 million, or 2%, from the 2022 Quarter primarily due to a decrease in soda ash and NaHS volumes sold during the 2023 Quarter. During the 2023 Quarter, our Alkali Business saw both lower production and ultimate sales of soda ash during the period due to extreme winter weather conditions that impacted our operations and certain supply chain functions, most notably the rail service in and out of the Green River Basin. The decrease in Segment Margin as a result of the decrease in sales volumes was mostly offset by higher export and domestic pricing in our Alkali Business. In our Alkali Business, we have continued to see a balanced market as a result of the global economic recovery and the continued application of soda ash in everyday end use products, including solar panels, and in the production of lithium carbonate and lithium hydroxide, which are some of the building blocks of lithium batteries that are expected to play a large role in the anticipated energy transition. We continue to expect our weighted average sales price for 2023 to exceed our weighted average sales price in 2022. Additionally, we successfully restarted our original Granger production facility on January 1, 2023 and are still on schedule to complete our Granger Optimization Project in the second half of 2023, which represents an incremental 750,000 tons of annual production that we anticipate to ramp up to. In our refinery services business, one of our largest host refineries completed its major turnaround in the fourth quarter of 2022 and spent the 2023 Quarter ramping back up to its normal level of activity. We were successfully able to build inventory prior to the turnaround to meet our customers’ demands during the fourth quarter of 2022, but exited the year with a minimal working level of inventory. As a result of this, and the slower than expected ramp up of activity in the 2023 Quarter by one of our largest host refineries, our NaHS production volumes and ultimately our sales volumes were lower during the period. We expect production levels to return to normal in the second quarter of 2023. Demand for NaHS remained high during the 2023 Quarter as a result of the continued global economic recovery and the use of NaHS in products, such as copper, that are a key part of the anticipated energy transition.

Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, trucks and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals and rail unloading facilities operating primarily within the U.S. Gulf Coast crude oil market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk purchased crude oil. Through these assets we offer our customers a full suite of services, including the following as of March 31, 2023:
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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Gathering, marketing, and logistics revenue	$164,020	$213,644
Crude oil pipeline tariffs and revenues	6,086	7,334
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(148,933)	(200,005)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(17,043)	(15,769)
Other	1,260	1,832
Segment Margin	$5,390	$7,036

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas	64,037	69,333
Jay	5,004	6,916
Mississippi	5,009	5,742
Louisiana(1)	80,960	61,781
Onshore crude oil pipelines total	155,010	143,772

Crude oil and petroleum products sales:
Total crude oil and petroleum products sales	22,271	23,887
Rail unload volumes	—	2,505
(1)Total daily volumes for the three months ended March 31, 2023 and March 31, 2022 include 31,525 and 28,720 Bbls/day, respectively, of intermediate refined products and 48,914 and 30,399 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Onshore facilities and transportation Segment Margin for the 2023 Quarter decreased $1.6 million, or 23%, from the 2022 Quarter. This decrease is primarily due to a decrease in volumes on our Texas and Jay pipeline systems during the 2023 Quarter, as well as a decrease in rail unload volumes. The decrease was partially offset by an increase in pipeline and terminal volumes associated with our assets in the Baton Rouge corridor.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel capacity ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended March 31,
	2023	2022
Revenues (in thousands):
Inland freight revenues	$31,203	$21,036
Offshore freight revenues	27,006	18,938
Other rebill revenues(1)	25,017	15,800
Total segment revenues	$83,226	$55,774

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses (in thousands)	$57,532	$43,637

Segment Margin (in thousands)	$25,694	$12,137

Fleet Utilization:(2)
Inland Barge Utilization	100.0%	90.3%
Offshore Barge Utilization	99.5%	96.6%
(1)Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2)Utilization rates are based on a 365-day year, as adjusted for planned downtime and dry-docking.
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Marine transportation Segment Margin for the 2023 Quarter increased $13.6 million, or 112%, from the 2022 Quarter. This increase is primarily attributable to higher utilization and day rates in our inland and offshore businesses, including the M/T American Phoenix, during the 2023 Quarter. We have continued to see an increase in demand and utilization of our vessels due to increased refinery utilization and the increased need for movements from the Gulf Coast to the East Coast for certain products. Demand for our barge services to move intermediate and refined products remained high during the 2023 Quarter due to the recovery of refinery utilization rates as well as the lack of new supply of similar type vessels (primarily due to higher construction costs) as well as the retirement of older vessels in the market. These factors have also contributed to an overall increase in spot and term rates for our services. Additionaly, the M/T American Phoenix is under contract for the remainder of 2023 with an investment grade customer at a more favorable rate than 2022.

Other Costs, Interest and Income Taxes
    General and administrative expenses

	Three Months Ended March 31,
	2023	2022
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$9,227	$11,952
Segment	953	959
Long-term incentive compensation expense	4,338	1,599
Third party costs related to business development activities and growth projects	34	612
Total general and administrative expenses	$14,552	$15,122
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Total general and administrative expenses for the 2023 Quarter decreased by $0.6 million from the 2022 Quarter primarily due to lower corporate general and administrative costs and third party costs related to business development activities and growth projects. These decreases were partially offset by an increase in our long-term incentive compensation expense as a result of the assumptions used to value our outstanding awards.
Depreciation, depletion and amortization expense

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Depreciation and depletion expense	$70,454	$66,770
Amortization expense	2,706	2,736
Total depreciation, depletion and amortization expense	$73,160	$69,506
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Total depreciation, depletion and amortization expense for the 2023 Quarter increased by $3.7 million from the 2022 Quarter. This increase is primarily attributable to an overall increase in our depreciable asset base due to our continued growth and maintenance capital expenditures and placing new assets into service subsequent to the 2022 Quarter.
Interest expense, net

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$4,396	$1,947
Interest expense, Alkali senior secured notes	6,356	—
Interest expense, senior unsecured notes	56,198	53,079
Amortization of debt issuance costs, premium and discount	2,361	2,035
Capitalized interest	(8,457)	(1,957)
Interest expense, net	$60,854	$55,104
Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022
Interest expense, net for the 2023 Quarter increased by $5.8 million primarily due to interest on our Alkali senior secured notes issued in May 2022, an increase in interest on our senior secured credit facility, and an increase in interest on our senior unsecured notes, which was partially offset by higher capitalized interest. The increase in interest expense associated with our senior secured credit facility is primarily due to an increase in the SOFR rate, which is one of the main components of our interest rate, compared to the 2022 Quarter, and higher outstanding indebtedness during the 2023 Quarter. The increase in interest expense associated with our senior unsecured notes was primarily related to the issuance of our 2030 Notes in February 2023, which have a higher principal and interest rate than the 2024 Notes that were redeemed in January 2023 (see further discussion in Note 10 in our Unaudited Condensed Consolidated Financial Statements). This increase was partially offset by higher capitalized interest during the 2023 Quarter as a result of our increased capital expenditures associated with the GOP and our offshore growth capital construction projects, both of which are being funded internally.
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

Liquidity and Capital Resources
General
On January 25, 2023, we issued $500.0 million in aggregate principal amount of 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”). Interest payments are due April 15 and October 15 of each year with the initial interest payment due on October 15, 2023. The net proceeds were used to purchase $316.3 million of our existing 2024 Notes, including the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended January 24, 2023. The remaining proceeds at that time were used to repay a portion of the borrowings outstanding under our senior secured credit facility and for general partnership purposes. On January 26, 2023, we issued notice of redemption for the remaining principal of $24.8 million of our 2024 Notes, and discharged the indebtedness with respect to the 2024 Notes on February 14, 2023.
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
The successful completion of our new credit agreement (including its extended maturity and increased borrowing capacity), the refinancing of our previously held 2024 Notes, and the continued efforts to simplify our capital structure and lower our overall cost of capital has extended our debt maturity runway and has provided us a significant amount of liquidity to utilize for funding the remaining growth capital expenditures associated with the Granger expansion and our offshore growth projects (as discussed in further detail below), amongst other things. We believe we are in very good shape to continue simplifying our capital structure. The available borrowing capacity under our senior secured credit facility at March 31, 2023 is $717.1 million, subject to compliance with covenants. Our new credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
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
At March 31, 2023, our long-term debt totaled approximately $3.5 billion, consisting of $124.4 million outstanding under our senior secured credit facility (including $22.7 million borrowed under the inventory sublimit tranche), $3.0 billion of senior unsecured notes, net and $402.6 million of Alkali senior secured notes, net, which are secured by the ORRI Interests. Our senior unsecured notes, net balance is comprised of $531.9 million carrying amount due October 2025, $337.0 million carrying amount due May 2026, $976.7 million carrying value due January 2027, $672.1 million carrying amount due February 2028 and $490.9 million carrying amount due April 2030.
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
In our Alkali Business, we typically extract trona from our mining facilities, process it into soda ash and other alkali products, and deliver and sell the products to our customers domestically and internationally. When we experience any differences in timing between the extraction, processing and sales of this trona or Alkali products, including the logistics and transportation to our customers, this could impact the cash requirements for these activities.
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
See Note 15 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities during the 2023 Quarter and 2022 Quarter.
Net cash flows provided by our operating activities for the three months ended March 31, 2023 were $97.7 million compared to $54.2 million for the three months ended March 31, 2022. The increase in cash flows from operating activities is primarily attributable to our reported increase in Segment Margin during 2023 relative to 2022.
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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$1,124	$1,237
Soda and sulfur services assets	11,991	10,097
Marine transportation assets	9,057	10,059
Onshore facilities and transportation assets	1,605	87
Information technology systems and corporate assets	220	437
Total maintenance capital expenditures	23,997	21,917
Growth capital expenditures:
Offshore pipeline transportation assets(1)	50,064	33,531
Soda and sulfur services assets	7,994	16,229
Information technology systems and corporate assets	2,440	2,161
Total growth capital expenditures	60,498	51,921
Total capital expenditures for fixed and intangible assets	84,495	73,838
Capital expenditures related to equity investees	1,190	1,323
Total capital expenditures	$85,685	$75,161
(1)Growth capital expenditures in our offshore pipeline transportation segment for 2023 and 2022 represent 100% of the costs incurred.
Growth Capital Expenditures
On September 23, 2019, we announced the Granger Optimization Project (“GOP”) along with the issuance of the Alkali Holdings preferred units, which were anticipated to fund up to the total estimated cost of the GOP. The anticipated completion date of the project is the second half of 2023. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year. During the fourth quarter of 2021, we made the decision to fund the remaining capital expenditures associated with the GOP internally in lieu of issuing additional Alkali Holdings preferred units.
During 2022, we entered into definitive agreements to provide transportation services for 100% of the crude oil production associated with two separate standalone deepwater developments that have a combined production capacity of approximately 160,000 barrels per day. In conjunction with these agreements, we expect total capital expenditures of approximately $550 million net to our ownership interests (which began in 2022) to: (i) expand the current capacity of the CHOPS pipeline; and (ii) construct a new 100% owned, approximately 105 mile, 20” diameter crude oil pipeline (the “SYNC pipeline”) to connect one of the developments to our existing asset footprint in the Gulf of Mexico. We plan to complete the construction in line with the producers’ plan for first oil achievement, which is currently expected in late 2024 or 2025. The producer agreements include long term take-or-pay arrangements and, accordingly, we are able to receive a project completion credit for purposes of calculating the leverage ratio under our senior secured credit facility throughout the construction period.
We plan to fund our estimated growth capital expenditures utilizing the available borrowing capacity under our senior secured credit facility and our recurring cash flows generated from operations, which we anticipate to increase throughout 2023 as a result of increased offshore volumes from King’s Quay FPS and Argos FPS, favorable export pricing and continued demand in our Alkali Business, including the additional volumes from and continued ramp up of these volumes from the restart of our original Granger facility on January 1, 2023 and expanded Granger facility expected to come online in the second half of 2023.

Maintenance Capital Expenditures
Maintenance capital expenditures incurred during 2023 primarily related to expenditures in our marine transportation segment to replace and upgrade certain equipment associated with our barge and fleet vessels during our planned and unplanned dry-docks and in our Alkali Business due to the costs to maintain our related equipment and facilities. Additionally, our offshore transportation assets incur maintenance capital expenditures to replace, maintain and upgrade equipment at certain of our offshore platforms and pipelines that we operate. See further discussion under “Available Cash before Reserves” for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
On February 14, 2023, we paid a distribution of $0.15 per unit related to the fourth quarter of 2022. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per preferred unit (or $3.7890 on an annualized basis) for each preferred unit held of record. These distributions were paid on February 14, 2023 to unitholders holders of record at the close of business January 31, 2023.
In April 2023, we declared our quarterly distribution to our common unitholders of $0.15 per unit totaling $18.4 million with respect to the 2023 Quarter and a distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7890 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on May 15, 2023 to unitholders of record at the close of business on April 28, 2023.
Guarantor Summarized Financial Information
Our $3.0 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), except GA ORRI and GA ORRI Holdings and certain other subsidiaries. The remaining non-guarantor subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries. See Note 10 in our Unaudited Condensed Consolidated Financial Statements for additional information regarding our consolidated debt obligations.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
March 31, 2023
(in thousands)
ASSETS:
Current assets	$917,229
Fixed assets and mineral leaseholds, net	3,740,518
Non-current assets(1)	971,262

LIABILITIES AND CAPITAL:(2)
Current liabilities	785,511
Non-current liabilities	3,610,961
Class A Convertible Preferred Units	891,909

Statement of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Three Months Ended March 31, 2023
(in thousands)
Revenues(3)	$762,235
Operating costs	726,843
Operating income	35,392
Loss before income taxes	(3,286)
Net loss(2)	(4,170)
Less: Accumulated distributions to Class A Convertible Preferred Units	(24,002)
Net loss attributable to common unitholders	(28,172)
(1)Excluded from non-current assets in the table above are $4.5 million of net intercompany receivables due to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of March 31, 2023.
(2)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
(3)Excluded from revenues in the table above are $0.5 million of sales from Guarantor Subsidiaries to non-Guarantor Subsidiaries for the three months ended March 31, 2023.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the “Non-GAAP Financial Measures” as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net loss attributable to Genesis Energy, L.P.	$(1,644)	$(5,250)
Income tax expense	884	304
Depreciation, depletion, amortization and accretion	75,935	72,948
Plus (minus) Select Items, net	43,063	12,211
Maintenance capital utilized(1)	(16,100)	(13,500)
Cash tax expense	(464)	(125)
Distributions to preferred unitholders	(24,002)	(18,684)
Redeemable noncontrolling interest redemption value adjustments(2)	—	7,823
Available Cash before Reserves	$77,672	$55,727
(1)For a description of the term “maintenance capital utilized”, please see the definition of the term “Available Cash before Reserves” discussed below. Maintenance capital expenditures in the 2023 Quarter and 2022 Quarter were $24.0 million and $21.9 million, respectively.
(2)The 2022 Quarter includes PIK distributions and accretion on the redemption feature. The associated Alkali Holdings preferred units were fully redeemed during the second quarter of 2022.
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

		Three Months Ended March 31,
		2023	2022
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements(1)	$10,575	$8,230
	Certain non-cash items:
	Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value(2)	27,132	(1,893)
	Loss on debt extinguishment	1,809	—
	Adjustment regarding equity investees(3)	6,281	6,574
	Other	(2,461)	(1,678)
	Sub-total Select Items, net	43,336	11,233
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs	34	612
	Other	(307)	366
	Total Select Items, net(4)	$43,063	$12,211

(1)Includes the difference in timing of cash receipts from or billings to customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(2)The 2023 Quarter includes unrealized losses of $27.1 million from the valuation of our commodity derivative transactions (excluding fair value hedges). The 2022 Quarter includes unrealized gains of $6.2 million from the valuation of our commodity derivative transactions (excluding fair value hedges), and an unrealized loss of $4.3 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
(3)Represents the net effect of adding distributions from equity investees and deducting earnings of equity investees net to us.
(4)Represents Select Items applicable to Adjusted EBITDA and Available Cash before Reserves.

Non-GAAP Financial Measures
General
To help evaluate our business, this Quarterly Report on Form 10-Q includes the non-generally accepted accounting principle (“non-GAAP”) financial measure of Available Cash before Reserves. We also present total Segment Margin as if it were a non-GAAP measure. Our non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The schedules above provide reconciliations of Available Cash before Reserves to its most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). A reconciliation of Net Income (Loss) attributable Genesis Energy, L.P. to total Segment Margin is also included in our segment disclosure in Note 13 to our Unaudited Condensed Consolidated Financial Statements. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
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
A reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin is included in our segment disclosure in Note 13 to our Unaudited Condensed Consolidated Financial Statements, as well as previously in this Item 2.
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
•service interruptions in our pipeline transportation systems, processing operations, or mining facilities, including due to adverse weather events;
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
•the impact of natural disasters, international military conflicts (such as the conflict in Ukraine), global pandemics,, epidemics, accidents or terrorism, and actions taken by governmental authorities and other third parties in response thereto, on our business financial condition and results of operations;
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our Annual Report. There have been no material changes that would affect the quantitative and qualitative disclosures provided therein. Also, see Note 16 to our Unaudited Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.
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
There were no changes during the 2023 Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item has been incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). There have been no material developments in legal proceedings since the filing of such Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the 2023 Quarter.
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
	4.2
Eighteenth Supplemental Indenture, dated as of January 25, 2023, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated January 25, 2023, File No. 001-12295).

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	May 4, 2023	By:	/s/ KRISTEN O. JESULAITIS
Kristen O. Jesulaitis
Chief Financial Officer
(Duly Authorized Officer)