Form 10-Q
period 2023-06-30
GENESIS ENERGY LP
filed 2023-08-03
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,539,221 Class A Common Units and 39,997 Class B Common Units outstanding as of August 2, 2023.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,506	$7,930
Restricted cash	18,804	18,637
Accounts receivable - trade, net	774,086	721,567
Inventories	117,852	78,143
Other	43,446	26,770
Total current assets	965,694	853,047
FIXED ASSETS, at cost	6,059,542	5,865,038
Less: Accumulated depreciation	(1,875,840)	(1,768,465)
Net fixed assets	4,183,702	4,096,573
MINERAL LEASEHOLDS, net of accumulated depletion	542,973	545,122
EQUITY INVESTEES	274,233	284,486
INTANGIBLE ASSETS, net of amortization	138,280	127,320
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	223,179	125,277
OTHER ASSETS, net of amortization	39,439	32,208
TOTAL ASSETS	$6,669,459	$6,365,992
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$524,268	$427,961
Accrued liabilities	333,712	281,146
Total current liabilities	857,980	709,107
SENIOR SECURED CREDIT FACILITY	133,600	205,400
SENIOR UNSECURED NOTES, net of debt issuance costs and premium	3,009,850	2,856,312
ALKALI SENIOR SECURED NOTES, net of debt issuance costs and discount	397,008	402,442
DEFERRED TAX LIABILITIES	17,203	16,652
OTHER LONG-TERM LIABILITIES	516,143	400,617
Total liabilities	4,931,784	4,590,530

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 24,595,158 and 25,336,778 issued and outstanding at June 30, 2023 and December 31, 2022, respectively.	865,802	891,909
PARTNERS’ CAPITAL:
Common unitholders, 122,579,218 units issued and outstanding at June 30, 2023 and December 31, 2022	531,291	567,277
Accumulated other comprehensive income	6,357	6,114
Noncontrolling interests	334,225	310,162
Total partners’ capital	871,873	883,553
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$6,669,459	$6,365,992
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022		2023	2022
REVENUES:
Offshore pipeline transportation	$91,459	$82,085		$182,854	$150,153
Soda and sulfur services	462,855	318,608		907,503	604,282
Marine transportation	77,343	76,320		160,569	132,094
Onshore facilities and transportation	173,005	244,712		344,348	467,143
Total revenues	804,662	721,725		1,595,274	1,353,672
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	149,429	217,703		298,485	417,305
Onshore facilities and transportation operating costs	17,839	16,902		35,219	32,579
Marine transportation operating costs	51,848	58,924		109,584	102,652
Soda and sulfur services operating costs	372,665	250,914		778,887	464,539
Offshore pipeline transportation operating costs	24,739	26,359		47,864	49,375
General and administrative	16,931	20,665		31,483	35,787
Depreciation, depletion and amortization	68,427	73,673		141,587	143,179
Gain on sale of asset	—	(40,000)		—	(40,000)
Total costs and expenses	701,878	625,140		1,443,109	1,205,416
OPERATING INCOME	102,784	96,585		152,165	148,256
Equity in earnings of equity investees	14,811	14,572		32,364	27,016
Interest expense	(61,623)	(55,959)		(122,477)	(111,063)
Other income (expense)	(4)	14,888		(1,812)	10,630
Income from operations before income taxes	55,968	70,086	—	60,240	74,839
Income tax expense	(290)	(571)		(1,174)	(875)
NET INCOME	55,678	69,515		59,066	73,964
Net income attributable to noncontrolling interests	(6,334)	(11,548)		(11,366)	(13,424)
Net income attributable to redeemable noncontrolling interests	—	(22,620)		—	(30,443)
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$49,344	$35,347		$47,700	$30,097
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(22,910)	(18,684)		(46,912)	(37,368)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$26,434	$16,663		$788	$(7,271)
NET INCOME (LOSS) PER COMMON UNIT (Note 12):
Basic and Diluted	$0.22	$0.14		$0.01	$(0.06)
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,579	122,579		122,579	122,579
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$55,678	$69,515	$59,066	$73,964
Other comprehensive income:
Decrease in benefit plan liability	121	121	243	243
Total Comprehensive income	55,799	69,636	59,309	74,207
Comprehensive income attributable to noncontrolling interests	(6,334)	(11,548)	(11,366)	(13,424)
Comprehensive income attributable to redeemable noncontrolling interests	—	(22,620)	—	(30,443)
Comprehensive income attributable to Genesis Energy, L.P.	$49,465	$35,468	$47,943	$30,340

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
Partners’ capital, March 31, 2023	122,579	$523,244	$319,269	$6,236	$848,749
Net income	—	49,344	6,334	—	55,678
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash distributions to noncontrolling interests	—	—	(7,218)	—	(7,218)
Cash contributions from noncontrolling interests	—	—	15,840	—	15,840
Other comprehensive income	—	—	—	121	121
Distributions and returns attributable Class A Convertible Preferred unitholders	—	(22,910)	—	—	(22,910)
Partners’ capital, June 30, 2023	122,579	$531,291	$334,225	$6,357	$871,873

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, March 31, 2022	122,579	$597,783	$293,451	$(5,485)	$885,749
Net income	—	35,347	11,548	—	46,895
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash distributions to noncontrolling interest	—	—	(13,130)	—	(13,130)
Cash contributions from noncontrolling interests	—	—	7,977	—	7,977
Other comprehensive income	—	—	—	121	121
Distributions and returns attributable Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners’ capital, June 30, 2022	122,579	$596,059	$299,846	$(5,364)	$890,541

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income	Total
Partners’ capital, December 31, 2022	122,579	$567,277	$310,162	$6,114	$883,553
Net income	—	47,700	11,366	—	59,066
Cash distributions to partners	—	(36,774)	—	—	(36,774)
Cash distributions to noncontrolling interests	—	—	(22,223)	—	(22,223)
Cash contributions from noncontrolling interests	—	—	34,920	—	34,920
Other comprehensive income	—	—	—	243	243
Distributions and returns attributable Class A Convertible Preferred unitholders	—	(46,912)	—	—	(46,912)
Partners’ capital, June 30, 2023	122,579	$531,291	$334,225	$6,357	$871,873

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Loss	Total
Partners’ capital, December 31, 2021	122,579	$641,313	$294,746	$(5,607)	$930,452
Net income	—	30,097	13,424	—	43,521
Cash distributions to partners	—	(36,774)	—	—	(36,774)
Adjustment to valuation of noncontrolling interest in subsidiary	—	(1,209)	1,209	—	—
Cash distributions to noncontrolling interest	—	—	(18,332)	—	(18,332)
Cash contributions from noncontrolling interests	—	—	8,799	—	8,799
Other comprehensive income	—	—	—	243	243
Distributions and returns attributable Class A Convertible Preferred unitholders	—	(37,368)	—	—	(37,368)
Partners’ capital, June 30, 2022	122,579	$596,059	$299,846	$(5,364)	$890,541
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,066	$73,964
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	141,587	143,179
Gain on sale of asset	—	(40,000)
Amortization and write-off of debt issuance costs, premium and discount	5,813	4,652
Equity in earnings of investments in equity investees	(32,364)	(27,016)
Cash distributions of earnings of equity investees	31,316	27,378
Non-cash effect of long-term incentive compensation plans	9,656	6,644
Deferred and other tax liabilities	551	600
Unrealized losses (gains) on derivative transactions	30,021	(10,284)
Cancellation of debt income	—	(4,737)
Other, net	8,718	10,137
Net changes in components of operating assets and liabilities (Note 15)	957	(26,230)
Net cash provided by operating activities	255,321	158,287
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(247,361)	(181,441)
Cash distributions received from equity investees - return of investment	13,300	10,372
Investments in equity investees	(2,197)	(2,976)
Proceeds from asset sales	202	40,131
Other, net	4,332	—
Net cash used in investing activities	(231,724)	(133,914)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	501,976	403,000
Repayments on senior secured credit facility	(573,776)	(417,400)
Net proceeds from issuance of Alkali senior secured notes (Note 10)	—	408,000
Redemption of redeemable noncontrolling interests (Note 11)	—	(288,629)
Proceeds from issuance of 2030 Notes (Note 10)	500,000	—
Repayment of senior unsecured notes (Note 10)	(341,135)	(40,837)
Debt issuance costs	(14,269)	(5,770)
Contributions from noncontrolling interests	34,920	8,799
Distributions to noncontrolling interests	(22,223)	(18,332)
Distributions to common unitholders	(36,774)	(36,774)
Distributions to Class A Convertible Preferred unitholders	(48,019)	(37,368)
Redemption of Class A Convertible Preferred Units	(25,000)	—
Other, net	4,446	4,462
Net cash used in financing activities	(19,854)	(20,849)
Net increase in cash, cash equivalents and restricted cash	3,743	3,524
Cash, cash equivalents and restricted cash at beginning of period	26,567	24,992
Cash, cash equivalents and restricted cash at end of period	$30,310	$28,516
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation and Consolidation
Organization
We are a growth-oriented master limited partnership founded in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry as well as the production of natural soda ash. Our operations are primarily located in the Gulf Coast region of the United States, Wyoming and in the Gulf of Mexico. We provide an integrated suite of services to refiners, crude oil and natural gas producers and industrial and commercial enterprises. We have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, our trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling business based in Wyoming (our “Alkali Business”), refinery-related plants, storage tanks and terminals, railcars, barges and other vessels and trucks. We are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
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
•Onshore facilities and transportation, which includes terminaling, blending, storing, marketing, and transporting crude oil and petroleum products; and
•Marine transportation to provide waterborne transportation of petroleum products (primarily fuel oil, asphalt and other heavy refined products) and crude oil throughout North America.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30, 2023
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$91,459	$—	$77,343	$13,897	$182,699
Product Sales	—	440,301	—	159,108	599,409
Refinery Services	—	22,554	—	—	22,554
	$91,459	$462,855	$77,343	$173,005	$804,662

	Three Months Ended June 30, 2022
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$82,085	$—	$76,320	$20,471	$178,876
Product Sales	—	287,940	—	224,241	512,181
Refinery Services	—	30,668	—	—	30,668
	$82,085	$318,608	$76,320	$244,712	$721,725
The following tables reflect the disaggregation of our revenues by major category for the six months ended June 30, 2023 and 2022, respectively:

	Six Months Ended June 30, 2023
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$182,854	$—	$160,569	$28,081	$371,504
Product Sales	—	863,125	—	316,267	1,179,392
Refinery Services	—	44,378	—	—	44,378
	$182,854	$907,503	$160,569	$344,348	$1,595,274

	Six Months Ended June 30, 2022
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$150,153	$—	$132,094	$34,103	$316,350
Product Sales	—	546,715	—	433,040	979,755
Refinery Services	—	57,567	—	—	57,567
	$150,153	$604,282	$132,094	$467,143	$1,353,672

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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Liabilities
We did not have any contract assets at December 31, 2022 or June 30, 2023. The table below depicts our contract liability balances at December 31, 2022 and June 30, 2023:

	Contract Liabilities
	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2022	$2,087	$64,478
Balance at June 30, 2023	3,129	85,833
Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the aggregate amount of our transaction prices that are allocated to unsatisfied performance obligations as of June 30, 2023. However, we are permitted to utilize the following exemptions:
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

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2023	$39,632	$3,600
2024	75,546	1,800
2025	80,040	—
2026	52,952	—
2027	14,743	—
Thereafter	43,006	—
Total	$305,919	$5,400
4. Business Consolidation
American Natural Soda Ash Corporation (“ANSAC”)
ANSAC is an organization whose purpose is to promote and market the use and sale of domestically produced natural soda ash in specified countries outside of the United States. Prior to 2023, our Alkali Business and another domestic soda ash producer were the two members of ANSAC. On January 1, 2023, we became the sole member of ANSAC and assumed 100% of the voting rights of the entity, and it became a wholly owned subsidiary of Genesis.
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
The preliminary allocation of the purchase price, as presented within our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2023 is summarized as follows:

Cash and cash equivalents	$4,332
Accounts receivable - trade, net	231,797
Inventories	19,522
Other current assets	14,203
Fixed assets, at cost	4,000
Right of use assets, net	93,208
Intangible assets, net of amortization	11,181
Other Assets, net of amortization	2,728
Accounts payable - trade(1)	(228,106)
Accrued liabilities	(75,224)
Other long-term liabilities	(77,641)
Net Assets	$—
(1)The “Accounts payable - trade” balance above includes $133.4 million of payables to Genesis at December 31, 2022 that eliminate upon consolidation into our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2023.
Inventories principally relate to finished goods (soda ash) that have been supplied by current or former members of ANSAC. “Fixed assets, at cost” relate to leasehold improvements, and “Intangible assets, net of amortization” relate to our assets supporting our logistical and marketing footprint, and both have an estimated useful life of ten years, which is consistent with the term of our primary lease facilitating our logistics operations. Right of use assets, net and our corresponding lease liabilities, which are recorded within “Accrued liabilities” and “Other long-term liabilities,” respectively, are associated with our right to use certain assets to store and load finished goods, the vessels we utilize to ship finished goods to distributors and end users, as well as office space.
Our Unaudited Condensed Consolidated Statement of Operations include the results of ANSAC since January 1, 2023. The following table presents selected financial information included in our Unaudited Consolidated Statement of Operations for the period presented:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Revenues	$102,312	$229,454
Net Income Attributable to Genesis Energy, L.P.	4,249	5,271

The following unaudited pro forma financial information was prepared from our historical financial statements that have been adjusted to give the effect of the consolidation of ANSAC as though we had become the sole member on January 1, 2022. It is based upon assumptions deemed appropriate by us and may not be indicative of actual results. This pro forma information was prepared using financial data of ANSAC and reflects certain estimates and assumptions made by our management. Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been had we become the sole member on January 1, 2022. Pro forma net income (loss) attributable to common unitholders includes the effects of distributions attributable to our Class A Preferred Units. The dilutive effect of our preferred units is calculated using the if-converted method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pro forma consolidated financial operating results:
Revenues	$804,662	$824,037	$1,595,274	$1,583,126
Net Income Attributable to Genesis Energy, L.P.	49,344	39,596	47,700	35,368
Net Income (Loss) Attributable to Common Unitholders	26,434	20,912	788	(2,000)
Basic and diluted earnings (loss) per common unit:
As reported net income (loss) per common unit	$0.22	$0.14	$0.01	$(0.06)
Pro forma net income (loss) per common unit	$0.22	$0.17	$0.01	$(0.02)

5. Lease Accounting
Lessee Arrangements
We lease a variety of transportation equipment (primarily railcars), terminals, land and facilities, and office space and equipment. Lease terms vary and can range from short term (not greater than 12 months) to long term (greater than 12 months). A majority of our leases contain options to extend the life of the lease at our sole discretion. We considered these options when determining the lease terms used to derive our right of use assets and associated lease liabilities. Leases with a term of 12 months or fewer are not recorded on our Unaudited Condensed Consolidated Balance Sheets, and we recognize lease expense for these leases on a straight-line basis over the lease term.
Our “Right of Use Assets, net” balance includes our unamortized initial direct costs associated with certain of our transportation equipment leases as well as our unamortized prepaid rents, our deferred rents, and our previously classified intangible asset associated with a favorable lease. Current and non-current lease liabilities are recorded within “Accrued liabilities” and “Other long-term liabilities,” respectively, on our Unaudited Condensed Consolidated Balance Sheets.
Lessor Arrangements
We have certain contracts discussed below in which we act as a lessor. We also, from time to time, sublease certain of our transportation and facilities equipment to third parties.
Operating Leases
During the three and six months ended June 30, 2023 and 2022, we acted as a lessor in a revenue contract associated with the M/T American Phoenix, included in our marine transportation segment. Our lease revenues for this arrangement were $5.9 million and $4.6 million for the three months ended June 30, 2023 and 2022, respectively, and $11.7 million and $8.7 million for the six months ended June 30, 2023 and 2022, respectively.

6. Inventories
The major components of inventories were as follows:

	June 30, 2023	December 31, 2022
Petroleum products	$—	$56
Crude oil	28,198	6,673
Caustic soda	13,425	15,258
NaHS	9,721	7,085
Raw materials - Alkali Business	6,194	5,819
Work-in-process - Alkali Business	10,969	9,599
Finished goods, net - Alkali Business	33,033	18,772
Materials and supplies, net - Alkali Business	16,312	14,881
Total	$117,852	$78,143
Inventories are valued at the lower of cost or net realizable value. As of June 30, 2023 and December 31, 2022, the net realizable value of inventories were below cost by $0.1 million and $2.9 million, respectively, which triggered a reduction of the value of inventory in our Unaudited Condensed Consolidated Financial Statements by these amounts.
Materials and supplies include chemicals, maintenance supplies and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.

7. Fixed Assets, Mineral Leaseholds and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	June 30, 2023	December 31, 2022
Crude oil and natural gas pipelines and related assets	$2,846,411	$2,844,288
Alkali facilities, machinery and equipment	731,112	701,313
Onshore facilities, machinery and equipment	270,352	269,949
Transportation equipment	23,819	22,340
Marine vessels	1,014,495	1,017,087
Land, buildings and improvements	238,521	231,651
Office equipment, furniture and fixtures	24,704	24,271
Construction in progress(1)	868,960	712,971
Other	41,168	41,168
Fixed assets, at cost	6,059,542	5,865,038
Less: Accumulated depreciation	(1,875,840)	(1,768,465)
Net fixed assets	$4,183,702	$4,096,573
(1)Construction in progress primarily relates to our Granger Optimization Project, which is expected to be completed in 2023, and our offshore growth capital projects, which are expected to be completed in 2024 and 2025.
Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	June 30, 2023	December 31, 2022
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(23,046)	(20,897)
Mineral leaseholds, net of accumulated depletion	$542,973	$545,122

Our depreciation and depletion expense for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Depreciation expense	$63,913	$70,033	$133,486	$135,783
Depletion expense	1,268	914	2,149	1,934
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2022:

ARO liability balance, December 31, 2022	$228,573
Accretion expense	6,592
Changes in estimate	3,915
Settlements	(60)
ARO liability balance, June 30, 2023	$239,020

At June 30, 2023 and December 31, 2022, $26.1 million and $26.6 million are included as current in “Accrued liabilities” on our Unaudited Condensed Consolidated Balance Sheets, respectively. The remainder of the ARO liability as of June 30, 2023 and December 31, 2022 is included in “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheets.
Certain of our unconsolidated affiliates have AROs recorded at June 30, 2023 and December 31, 2022 relating to contractual agreements and regulatory requirements. In addition, certain entities that we consolidate have non-controlling interest owners that are responsible for their representative share of future costs of the related ARO liability. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
8. Equity Investees
We account for our ownership in certain of our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At June 30, 2023 and December 31, 2022, the unamortized excess cost amounts totaled $298.5 million and $305.6 million, respectively. We amortize the differences in carrying value as changes in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Genesis’ share of operating earnings	$18,377	$18,138	$39,496	$34,148
Amortization of differences attributable to Genesis’ carrying value of equity investments	(3,566)	(3,566)	(7,132)	(7,132)
Net equity in earnings	$14,811	$14,572	$32,364	$27,016
Distributions received(1)	$20,678	$18,732	$44,512	$37,750
(1) Includes distributions attributable to the period and received during or within 15 days following the period.
The following tables present the unaudited balance sheets and statements of operations information (on a 100% basis) for Poseidon Oil Pipeline Company, L.L.C. (“Poseidon,” and its pipeline and associated assets, the “Poseidon pipeline”) (which we own 64% of and is our most significant equity investment):

	June 30, 2023	December 31, 2022
BALANCE SHEETS DATA:
Assets
Current assets	$23,888	$27,878
Fixed assets, net	145,726	147,505
Other assets	16,394	13,419
Total assets	$186,008	$188,802
Liabilities and equity
Current liabilities	$11,800	$10,087
Other liabilities	238,917	236,813
Equity (Deficit)	(64,709)	(58,098)
Total liabilities and equity	$186,008	$188,802

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
STATEMENTS OF OPERATIONS DATA:
Revenues	$39,251	$35,380	$80,146	$66,569
Operating income	$29,052	$25,856	$61,003	$47,809
Net income	$25,313	$24,441	$53,989	$45,348

Poseidon’s Revolving Credit Facility
Borrowings under Poseidon’s revolving credit facility, which was amended and restated on June 1, 2023 (the “June 2023 credit facility”), are primarily used to fund spending on capital projects. The June 2023 credit facility, which matures on June 1, 2027, is non-recourse to Poseidon’s owners and secured by its assets. The June 2023 credit facility contains customary covenants such as restrictions on debt levels, liens, guarantees, mergers, sale of assets and distributions to owners. A breach of any of these covenants could result in acceleration of the maturity date of Poseidon’s debt. Poseidon was in compliance with the terms of its credit agreement for all periods presented in these Unaudited Condensed Consolidated Financial Statements.
9. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Offshore pipeline contract intangibles	158,101	65,876	92,225	158,101	61,715	96,386
Other	61,789	15,734	46,055	45,191	14,257	30,934
Total	$219,890	$81,610	$138,280	$203,292	$75,972	$127,320

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amortization of intangible assets	$2,973	$2,577	$5,678	$5,165
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2023	$7,071
	2024	13,907
	2025	13,646
	2026	13,334
	2027	12,887

10. Debt
Our obligations under debt arrangements consisted of the following:

	June 30, 2023			December 31, 2022
	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value
Senior secured credit facility(1)	$133,600	$—	$133,600	$205,400	$—	$205,400
5.625% senior unsecured notes due 2024	—	—	—	341,135	1,249	339,886
6.500% senior unsecured notes due 2025	534,834	2,672	532,162	534,834	3,265	531,569
6.250% senior unsecured notes due 2026	339,310	2,113	337,197	339,310	2,481	336,829
8.000% senior unsecured notes due 2027	981,245	4,239	977,006	981,245	4,956	976,289
7.750% senior unsecured notes due 2028	679,360	6,871	672,489	679,360	7,621	671,739
8.875% senior unsecured notes due 2030	500,000	9,004	490,996	—	—	—
5.875% Alkali senior secured notes due 2042(2)	425,000	22,178	402,822	425,000	22,558	402,442
Total long-term debt	$3,593,349	$47,077	$3,546,272	$3,506,284	$42,130	$3,464,154
(1)Unamortized debt issuance costs associated with our senior secured credit facility (included in “Other Assets, net of amortization” on the Unaudited Condensed Consolidated Balance Sheets), were $6.7 million and $2.6 million as of June 30, 2023 and December 31, 2022, respectively.
(2)As of June 30, 2023, $5.8 million of the principal balance is considered current and included within “Accrued liabilities” on the Unaudited Condensed Consolidated Balance Sheet.
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
At June 30, 2023, the key terms for rates under our senior secured credit facility (which are dependent on our leverage ratio as defined in the new credit agreement) are as follows:
•The interest rate on borrowings may be based on an alternate base rate or Term SOFR, at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our new credit agreement) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. The Adjusted Term SOFR is equal to the sum of (a) the Term SOFR rate (as defined in our new credit agreement) for such period plus (b) the Term SOFR Adjustment of 0.1% plus (c) the applicable margin. The applicable margin varies from 2.25% to 3.50% on Term SOFR borrowings and from 1.25% to 2.50% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At June 30, 2023, the applicable margins on our borrowings were 1.75% for alternate base rate borrowings and 2.75% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fee rates range from 2.25% to 3.50% based on our leverage ratio as computed under the credit agreement and can fluctuate quarterly. At June 30, 2023, our letter of credit rate was 2.75%.
•We pay a commitment fee on the unused portion of the senior secured revolving credit facility. The commitment fee rates on the unused committed amount will range from 0.30% to 0.50% per annum depending on our leverage ratio. At June 30, 2023, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the senior secured credit facility by an additional $200 million, subject to lender consent and certain other customary conditions.

At June 30, 2023, we had $133.6 million borrowed under our new credit agreement, with $16.3 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $8.5 million was outstanding at June 30, 2023. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings, periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our senior secured credit facility at June 30, 2023 was $707.9 million, subject to compliance with covenants. Our new credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Alkali Senior Secured Notes Issuance and Related Transactions
On May 17, 2022, Genesis Energy, L.P., through its newly created wholly-owned unrestricted subsidiary, GA ORRI, LLC (“GA ORRI”), issued $425 million principal amount of our 5.875% senior secured notes due 2042 (the “Alkali senior secured notes”) to certain institutional investors (the “Notes Offering”), secured by GA ORRI’s fifty-year limited term overriding royalty interest in substantially all of the Alkali Business’ trona mineral leases (the “ORRI Interests”). Interest payments are due on the last day of each quarter with the initial interest payment made on June 30, 2022. The agreement governing the Alkali senior secured notes also requires principal repayments on the last day of each quarter commencing with the first quarter of 2024. As of June 30, 2023, principal repayments totaling $61.4 million are due within the next five years, with the remaining quarterly principal repayments due thereafter through March 31, 2042. As of June 30, 2023, $5.8 million of the principal balance is considered current and included within “Accrued liabilities” on the Unaudited Condensed Consolidated Balance Sheet. We are required to maintain a certain level of cash in a liquidity reserve account (owned by GA ORRI) to be held as collateral for future interest and principal payments as calculated and described in the agreement governing the Alkali senior secured notes. As of June 30, 2023, our liquidity reserve account had a balance of $18.8 million, which is classified as “Restricted cash” on the Unaudited Condensed Consolidated Balance Sheet. The issuance generated net proceeds of $408 million, net of the issuance discount of $17 million. We used a portion of the net proceeds from the issuance to fully redeem the outstanding Alkali Holdings preferred units (as defined and further discussed in Note 11) and utilized the remainder to repay a portion of the outstanding borrowings under our senior secured credit facility as well as fund our liquidity reserve account.
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
On January 26, 2023, we issued a notice of redemption for the remaining principal of $24.8 million of our 2024 Notes and discharged the indebtedness with respect to the 2024 Notes on February 14, 2023.
Our $3.0 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), except GA ORRI and GA ORRI Holdings, LLC (“GA ORRI Holdings”), and certain other subsidiaries. The non-guarantor subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets, other than the ORRI Interests, that we use to operate our business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries.
11. Partners’ Capital, Mezzanine Capital and Distributions
At June 30, 2023, our outstanding common units consisted of 122,539,221 Class A units and 39,997 Class B units. The Class A units are traditional common units in us. The Class B units are identical to the Class A units and, accordingly, have voting and distribution rights equivalent to those of the Class A units, and, in addition, the Class B units have the right to elect all of our board of directors and are convertible into Class A units under certain circumstances, subject to certain exceptions. At June 30, 2023, we had 24,595,158 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.

Distributions
We paid or will pay the following cash distributions to our common unitholders in 2022 and 2023:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2022
1st Quarter	May 13, 2022	$0.15	$18,387
2nd Quarter	August 12, 2022	$0.15	$18,387
3rd Quarter	November 14, 2022	$0.15	$18,387
4th Quarter	February 14, 2023	$0.15	$18,387
2023
1st Quarter	May 15, 2023	$0.15	$18,387
2nd Quarter(1)	August 14, 2023	$0.15	$18,387
(1)This distribution was declared in July 2023 and will be paid to unitholders of record as of July 31, 2023.

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
Accounting for the Class A Convertible Preferred Units
Our Class A Convertible Preferred Units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event that is outside of our control. Therefore, we present them as temporary equity in the mezzanine section of the Unaudited Condensed Consolidated Balance Sheets. We initially recognized our Class A Convertible Preferred Units at their issuance date fair value, net of issuance costs, as they were not redeemable and we did not have plans or expect any events that constitute a change of control in our partnership agreement. Additionally, our Class A Convertible Preferred Units contained a distribution Rate Reset Election (as defined in Note 16), which was elected by the holders of the Class A Convertible Preferred Units on September 29, 2022 (the “Election Date”). From the date of issuance through the Election Date, this distribution rate reset feature was bifurcated and accounted for separately as an embedded derivative and recorded at fair value at each reporting period. As of the Election Date, the feature within the Class A Convertible Preferred Units that required bifurcation no longer existed and we adjusted the carrying value of the Class A Convertible Preferred Units to include the fair value of the previously bifurcated embedded derivative at the Election Date. Refer to Note 16 for additional discussion.
On April 3, 2023, we entered into a purchase agreement with the Class A Convertible Preferred unitholders whereby we redeemed 741,620 Class A Convertible Preferred Units (the “Redeemed Units”) at a purchase price of $33.71 per unit. The Redeemed Units had a carrying value of $35.20 per unit resulting in a return attributable to the Class A Convertible Preferred Units of approximately $1.1 million. In addition, we paid a distribution of $0.9681 per Redeemed Unit, which represented distributions that accrued from January 1, 2023 through April 2, 2023.
Net Income Attributable to Genesis Energy, L.P. is adjusted for distributions and returns attributable to the Class A Convertible Preferred Units that accumulate in the period. Net Income Attributable to Genesis Energy, L.P. was reduced by $24.0 million and $48.0 million for the three and six months ending June 30, 2023, respectively, and $18.7 million and $37.4 million, for the three and six months ending June 30, 2022, respectively, due to Class A Convertible Preferred Unit distributions accumulated in the period (Class A Convertible Preferred Unit distributions are summarized in the table below). For the three and six months ended June 30, 2023, Net Income Attributable to Genesis Energy L.P. was increased by $1.1 million due to returns attributable to the Class A Convertible Preferred Units accumulated in the period.
As of June 30, 2023, we will not be required to further adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would become redeemable. Once redemption becomes probable, we would adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date redemption first becomes probable and the date the units can first be redeemed.

We paid, or will pay, by the dates noted below, the following cash distributions to our Class A Convertible Preferred unitholders in 2022 and 2023:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2022
1st Quarter	May 13, 2022	$0.7374	$18,684
2nd Quarter	August 12, 2022	$0.7374	$18,684
3rd Quarter	November 14, 2022	$0.7374	$18,684
4th Quarter	February 14, 2023	$0.9473	$24,002
2023
1st Quarter(1)	May 15, 2023	$0.9473	$24,002
2nd Quarter(2)	August 14, 2023	$0.9473	$23,314
(1)Approximately $0.7 million of this distribution associated with the Redeemed Units was paid on April 3, 2023.
(2)This distribution was declared in July 2023 and will be paid to unitholders of record as of July 31, 2023
As a result of the one-time Rate Reset Election made by the holders of the Class A Convertible Preferred Units on the Election Date, the annual distribution rate for the Class A Convertible Preferred Units increased from 8.75% to 11.24%, applicable for future quarterly distributions declared and payable, beginning with the quarter ended December 31, 2022.
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
On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the GOP by one year, which we currently anticipate completing in the second half of 2023. In consideration of the amendment, we issued 1,750 Alkali Holdings preferred units to BXC, which was accounted for as issuance costs. As part of the amendment, the commitment period was increased to four years, and the total commitment of BXC was increased to, subject to compliance with the covenants contained in the agreements with BXC, up to $351.8 million preferred units (or 351,750 preferred units) in Alkali Holdings.
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
On May 17, 2022 (the “Redemption Date”), we fully redeemed the 251,750 outstanding Alkali Holdings preferred units at a Base Preferred Return Amount of $288.6 million utilizing a portion of the proceeds we received from the issuance of our Alkali senior secured notes. As of June 30, 2023, there were no Alkali Holdings preferred units outstanding.
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
Net Income Attributable to Genesis Energy, L.P. for the three and six months ended June 30, 2022 includes $22.6 million and $30.4 million of adjustments, respectively, of which $3.4 million and $10.0 million, respectively, was allocated to the paid-in-kind (“PIK”) distributions and $0.7 million and $1.9 million, respectively, was attributable to redemption accretion value adjustments, and $18.5 million was attributable to a change in the Base Preferred Return Amount of the Alkali Holdings preferred units.
Noncontrolling Interests
We own a 64% membership interests in Cameron Highway Oil Pipeline Co. (“CHOPS”) and are the operator of its pipeline and associated assets (the “CHOPS pipeline”). We also own an 80% membership interest in Independence Hub, LLC. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our Unaudited Condensed Consolidated Balance Sheets amounts shown as noncontrolling interests in equity.
12. Net Income Per Common Unit
Basic net income (loss) per common unit is computed by dividing net income attributable to Genesis Energy, L.P., after considering income attributable to our Class A preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income (loss) per common unit calculation for the period being presented. The numerator is adjusted for distributions declared in the period, undeclared distributions that accumulated during the period, and any returns that accumulated in the period. For the three and six months ended June 30, 2023 and 2022, the effect of the assumed conversion of all the outstanding Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table reconciles net income attributable to Genesis Energy, L.P. and weighted average units used in computing basic and diluted net income (loss) per common unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Genesis Energy, L.P.	$49,344	$35,347	$47,700	$30,097
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(22,910)	(18,684)	(46,912)	(37,368)
Net income (loss) attributable to common unitholders	$26,434	$16,663	$788	$(7,271)

Weighted average outstanding units	122,579	122,579	122,579	122,579

Basic and diluted net income (loss) per common unit	$0.22	$0.14	$0.01	$(0.06)

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
•Onshore facilities and transportation, which includes terminaling, blending, storing, marketing, and transporting crude oil and petroleum products; and
•Marine transportation to provide waterborne transportation of petroleum products (primarily fuel oil, asphalt and other heavy refined products) and crude oil throughout North America.
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

Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Soda and Sulfur Services	Onshore Facilities and Transportation	Marine Transportation	Total
Three Months Ended June 30, 2023
Segment Margin(1)	$93,300	$89,255	$6,305	$25,758	$214,618
Capital expenditures(2)	$91,645	$26,622	$2,088	$10,990	$131,345
Revenues:
External customers	$91,459	$465,077	$170,783	$77,343	$804,662
Intersegment(3)	—	(2,222)	2,222	—	—
Total revenues of reportable segments	$91,459	$462,855	$173,005	$77,343	$804,662
Three Months Ended June 30, 2022
Segment Margin(1)	$118,980	$71,701	$11,018	$17,573	$219,272
Capital expenditures(2)	$44,369	$38,920	$1,780	$4,070	$89,139
Revenues:
External customers	$82,085	$321,192	$242,131	$76,317	$721,725
Intersegment(3)	—	(2,584)	2,581	3	—
Total revenues of reportable segments	$82,085	$318,608	$244,712	$76,320	$721,725
Six Months Ended June 30, 2023
Segment Margin(1)	$191,238	$155,362	$11,695	$51,452	$409,747
Capital expenditures(2)	$143,698	$46,607	$4,018	$20,047	$214,370
Revenues:
External customers	$182,854	$911,983	$339,868	$160,569	$1,595,274
Intersegment(3)	—	(4,480)	4,480	—	—
Total revenues of reportable segments	$182,854	$907,503	$344,348	$160,569	$1,595,274
Six Months Ended June 30, 2022
Segment Margin(1)	$189,884	$139,076	$18,054	$29,710	$376,724
Capital expenditures(2)	$79,810	$65,246	$2,517	$14,129	$161,702
Revenues:
External customers	$150,153	$609,200	$462,426	$131,893	$1,353,672
Intersegment(3)	—	(4,918)	4,717	201	—
Total revenues of reportable segments	$150,153	$604,282	$467,143	$132,094	$1,353,672
(1)A reconciliation of Net income attributable to Genesis Energy, L.P. to total Segment Margin for the periods is presented below.
(2)Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as contributions to equity investees, if any.
(3)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Total assets by reportable segment were as follows:

	June 30, 2023	December 31, 2022
Offshore pipeline transportation	$2,370,338	$2,290,488
Soda and sulfur services	2,560,004	2,358,086
Onshore facilities and transportation	1,021,965	981,354
Marine transportation	650,443	681,231
Other assets	66,709	54,833
Total consolidated assets	$6,669,459	$6,365,992

Reconciliation of Net income attributable to Genesis Energy, L.P. to total Segment Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Genesis Energy, L.P.	$49,344	$35,347	$47,700	$30,097
Corporate general and administrative expenses	18,487	21,105	34,251	36,826
Depreciation, depletion, amortization and accretion	71,754	76,277	147,689	149,225
Interest expense	61,623	55,959	122,477	111,063
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income(1)	5,867	4,160	12,148	10,734
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value(2)	2,888	(8,319)	30,020	(10,212)
Other non-cash items	(7,197)	(589)	(9,658)	(2,267)
Distribution from unrestricted subsidiaries not included in income(3)	—	32,000	—	32,000
Cancellation of debt income(4)	—	(4,737)	—	(4,737)
Loss on extinguishment of debt(5)	3	501	1,812	501
Differences in timing of cash receipts for certain contractual arrangements(6)	11,559	16,477	22,134	24,707
Change in provision for leased items no longer in use	—	(100)	—	(531)
Redeemable noncontrolling interest redemption value adjustments(7)	—	22,620	—	30,443
Gain on sale of asset, net to our ownership interest(8)	—	(32,000)	—	(32,000)
Income tax expense	290	571	1,174	875
Total Segment Margin	$214,618	$219,272	$409,747	$376,724
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three and six months ended June 30, 2023 includes unrealized losses of $2.9 million and $30.0 million, respectively, from the valuation of our commodity derivative transactions (excluding fair value hedges). The three and six months ended June 30, 2022 includes unrealized losses of $2.3 million and unrealized gains of $3.8 million, respectively, from the valuation of our commodity derivative transactions (excluding fair value hedges) and unrealized gains of $10.7 million and $6.4 million, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
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
(5)The three and six months ended June 30, 2023 includes the transaction costs associated with the tender and redemption of our 2024 Notes, as well as the write-off of the unamortized issuance costs associated with these notes. Refer to Note 10 for details. The three and six months ended June 30, 2022 include the write-off of the unamortized issuance costs associated with the senior unsecured notes that we repurchased and extinguished during the period.
(6)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(7)The three and six months ended June 30, 2022 include PIK distributions and accretion on the redemption feature and valuation adjustments to the redemption feature as the associated preferred units were redeemed during the second quarter of 2022. Refer to Note 11 for details.
(8)On April 29, 2022, we sold our Independence Hub platform and recognized a gain on the sale of $40.0 million, of which $32.0 million was attributable to our 80% ownership interest.

14. Transactions with Related Parties
Transactions with ANSAC prior to January 1, 2023 were considered transactions with a related party. As discussed in Note 4, on January 1, 2023, ANSAC became a wholly owned subsidiary of Genesis. For comparability purposes, the transactions reflected in the table below for the three and six months ended June 30, 2022 do not include the activity related to ANSAC.
The transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Revenues from services and fees to Poseidon(1)	$5,454	$3,860	$9,046	$7,098
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$330	$330
Charges for services from Poseidon(1)	1,755	254	2,037	509
(1)We own a 64% interest in Poseidon.
Our CEO, Mr. Sims, owns an aircraft which is used by us for business purposes in the course of operations. We pay Mr. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. Based on current market rates for chartering of private aircraft under long-term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement reflect what we could have obtained in an arms-length transaction.
Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the three and six months ended June 30, 2023 include $2.5 million and $5.0 million, respectively, of fees we earned through the provision of services under that agreement. Our revenues for the three and six months ended June 30, 2022 include $2.4 million and $4.9 million, respectively, of fees we earned through the provision of services under that agreement. At June 30, 2023 and December 31, 2022, Poseidon owed us $3.1 million and $2.4 million, respectively, for services rendered.
15. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Six Months Ended June 30,
	2023	2022
(Increase) decrease in:
Accounts receivable	$147,999	$(48,267)
Inventories	(20,187)	(11,604)
Deferred charges	21,076	34,022
Other current assets	(129)	(960)
Increase (decrease) in:
Accounts payable	(130,131)	(3,720)
Accrued liabilities	(17,671)	4,299
Net changes in components of operating assets and liabilities	$957	$(26,230)
Payments of interest and commitment fees were $117.5 million and $114.6 million for the six months ended June 30, 2023 and June 30, 2022, respectively.
We capitalized interest of $18.3 million and $5.9 million during the six months ended June 30, 2023 and June 30, 2022, respectively.

At June 30, 2023 and June 30, 2022, we had incurred liabilities for fixed and intangible asset additions totaling $64.0 million and $35.5 million, respectively, that had not been paid at the end of the quarter. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows. The amounts as of June 30, 2023 primarily relate to the capital expenditures associated with our GOP (Note 11) and offshore growth capital projects.
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
As of June 30, 2023, we had a net broker receivable of approximately $9.9 million (consisting of initial margin of $7.8 million increased by $2.1 million variation margin). As of December 31, 2022, we had a net broker receivable of approximately $4.0 million (consisting of initial margin of $3.8 million increased by $0.2 million of variation margin).  At June 30, 2023 and December 31, 2022, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
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

Outstanding Derivatives
At June 30, 2023, we had the following outstanding derivative contracts that were entered into to economically hedge inventory, fixed price purchase commitments or forecasted purchases.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	245	—
Weighted average contract price per Bbl	$70.14	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	153	141
Weighted average contract price per Bbl	$71.70	$72.34
Crude oil basis differentials:
Contract volumes (1,000 Bbls)	60	60
Weighted average contract price per Bbl	$(0.93)	$(0.01)
Natural gas swaps:
Contract volumes (10,000 MMBtu)	—	1,555
Weighted average price differential per MMBtu	$—	$0.53
Natural gas futures:
Contract volumes (10,000 MMBtu)	243	1,601
Weighted average contract price per MMBtu	$2.61	$3.81
Natural gas options:
Contract volumes (10,000 MMBtu)	103	36
Weighted average premium received/paid	$0.71	$0.07
Bunker fuel futures:
Contract volumes (metric tons “MT”)	—	45,100
Weighted average price per MT	$—	$520.32
DOE diesel options:
Contract volumes (1,000 Gal)	—	1,500
Weighted average premium received/paid	$—	$0.26

Fair Value of Derivative Assets and Liabilities
The following tables reflect the estimated fair value position of our derivatives at June 30, 2023 and December 31, 2022:

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		June 30, 2023	December 31, 2022
Asset Derivatives:
Natural Gas Swap (undesignated hedge)	Current Assets - Accounts receivable - trade, net	$6,136	$36,844
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	1,696	1,238
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(1,696)	(1,238)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$401	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(401)	—
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Natural Gas Swap (undesignated hedge)	Current Liabilities -Accrued liabilities	$(5,541)	$(4,692)
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(11,008)	$(11,061)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	11,008	5,217
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$(5,844)
Commodity derivatives - futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(583)	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	583	—
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
(1)As noted above, our exchange-traded derivatives are transacted through brokerage accounts and subject to margin requirements. We offset fair value amounts recorded for our exchange-traded derivative contracts against required margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under “Current Assets - Other”.
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
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$1,388	$634	$2,355	$(536)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, Soda and sulfur services operating costs	(2,141)	2,232	(12,294)	8,280
Total commodity derivatives		$(753)	$2,866	$(9,939)	$7,744

Natural Gas Swap	Soda and sulfur services operating costs	$(7,599)	$(590)	$6,486	$(1,692)

Preferred Distribution Rate Reset Election	Other income (expense)	$—	$10,651	$—	$6,393
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$2,097	$6,136	$—	$1,238	$36,844	$—
Liabilities	$(11,591)	$(5,541)	$—	$(11,061)	$(4,692)	$—
Our commodity and fuel derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at June 30, 2023.
See Note 16 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At June 30, 2023 our senior unsecured notes had a carrying value of approximately $3.0 billion and a fair value of approximately $2.9 billion compared to a carrying value of $2.9 billion and fair value of approximately $2.7 billion at December 31, 2022. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement. At June 30, 2023 and December 31, 2022, our Alkali senior secured notes had a carrying value and fair value of $0.4 billion. The fair value of the Alkali senior secured notes is determined based on trade information in the financial market of securities with similar features and is considered a Level 2 fair value measurement.
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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Forward Looking Statements
Overview
We reported Net Income Attributable to Genesis Energy, L.P. of $49.3 million during the three months ended June 30, 2023 (the “2023 Quarter”) compared to Net Income Attributable to Genesis Energy, L.P. of $35.3 million during the three months ended June 30, 2022 (the “2022 Quarter”).
Net Income Attributable to Genesis Energy, L.P. in the 2023 Quarter was impacted by: (i) an increase in operating income associated with our operating segments primarily due to increased volumes and activity in our offshore pipeline transportation segment, increased volumes and pricing in our Alkali Business, and higher day rates in our marine transportation segment (see “Results of Operations” below for additional details on the results of our operating segments); and (ii) a decrease in income attributable to our redeemable noncontrolling interests of $22.6 million as the associated Alkali Holdings preferred units were redeemed during the 2022 Quarter.
These increases were partially offset by higher interest expense of $5.7 million in the 2023 Quarter (see “Results of Operations” below for additional details). Additionally the 2022 Quarter included a gain of $40.0 million, or $32.0 million net to our interests, associated with the divestiture of our previously owned Independence Hub platform and an unrealized (non-cash) gain from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units of $10.7 million in the 2022 Quarter recorded within “Other income (expense)”.
Cash flow from operating activities was $157.7 million for the 2023 Quarter compared to $104.0 million for the 2022 Quarter. The increase in cash flow from operating activities is primarily attributable to an increase in operating income associated with our operating segments (as discussed further below) and positive changes to working capital during the 2023 Quarter. A more detailed discussion of our segment results and other costs are included below in “Results of Operations”.
Available Cash before Reserves (as defined below in “Non-GAAP Financial Measures”) to our common unitholders was $96.3 million for the 2023 Quarter, a decrease of $24.9 million, or 21%, from the 2022 Quarter primarily as a result of (i) a decrease in Segment Margin of $4.7 million, discussed in more detail below; (ii) an increase in interest expense of $5.7 million (see “Results of Operations” below for additional details); (ii) an increase in cash payments to our Class A Convertible Preferred unitholders of $4.6 million; and (iii) a decrease in income of $4.7 million associated with the repurchase and extinguishment of certain of our senior unsecured notes on the open market during the 2022 Quarter.
Segment Margin (as defined below in “Non-GAAP Financial Measures”) was $214.6 million for the 2023 Quarter, a decrease of $4.7 million, or 2%, from the 2022 Quarter. A more detailed discussion of our segment results and other costs are included below in “Results of Operations”. See “Non-GAAP Financial Measures” below for additional information on Segment Margin.
Distribution to Unitholders
On May 15, 2023, we paid a distribution of $0.15 per common unit related to the first quarter of 2023. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per preferred unit (or $3.7892 on an annualized basis) for each preferred unit held of record. These distributions were paid on May 15, 2023 to unitholders holders of record at the close of business April 28, 2023.
In July 2023, we declared our quarterly distribution to our common unitholders of $0.15 per unit related to the 2023 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A

Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable August 14, 2023 to unitholders of record at the close of business on July 31, 2023.
Ukraine War and Market Update
Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable, but are inherently uncertain. The uncertainties underlying our assumptions could cause our estimates to differ significantly from actual results, including with respect to the duration and severity of the lasting impacts of the war in Ukraine and the result of any economic recession or depression that has occurred or may occur in the future as a result of or as it relates to changes in governmental policies aimed at addressing inflation, which could cause fluctuations in global economic conditions, including capital and credit markets. We will continue to monitor the current market environment and to the extent conditions deteriorate, we may identify triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in impairment charges that could be material to our results of operations.
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

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2023 Quarter increased $82.9 million, or 11%, from the 2022 Quarter and our total costs and expenses (excluding the gain on sale of assets) as presented on the Unaudited Condensed Consolidated Statements of Operations increased $36.7 million, or 6%, between the two periods with an overall net increase (excluding the gain on sale of assets) to operating income of $46.2 million. The increase in our operating income during the 2023 Quarter is primarily due to the increased volumes in our offshore pipeline transportation segment, increased volumes and pricing in our Alkali Business, and higher day rates in our marine transportation segment. See further discussion below under “Segment Margin” regarding the activity in our individual operating segments. Additionally, we had lower depreciation, depletion, and amortization expense and general and administrative costs in the 2023 Quarter compared to the 2022 Quarter (see “Other Costs, Interest, and Income Taxes” below for additional discussion).
A substantial portion of our revenues and costs are derived from the purchase and sale of crude oil in our crude oil marketing business, which is included in our onshore facilities and transportation segment, and revenues and costs associated with our Alkali Business, which is included in our soda and sulfur services segment. We describe, in more detail, the impact on revenues and costs for each of our businesses below.
As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) decreased to $73.54 per barrel in the 2023 Quarter, as compared to $108.83 per barrel in the 2022 Quarter. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net income (loss) and Available Cash before Reserves. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “ Risks Related to Our Business.”
As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volumes sold. We sell our products to an industry-diverse and worldwide customer base. Our sales prices are contracted at various times throughout the year and for different durations. Our sales prices for volumes sold internationally are contracted for the current year either annually in the prior year or periodically throughout the current year (often quarterly), and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. The majority of our volumes sold internationally are sold through the American Natural Soda Ash Corporation (“ANSAC”), which became a wholly owned subsidiary of our Alkali Business on January 1, 2023 as we became the sole member of it at that time. ANSAC promotes export sales of U.S. produced soda ash utilizing its logistical asset and marketing capabilities. During the three and six months ended June 30, 2023, in addition to the volumes supplied by our operations and sold by ANSAC, ANSAC continued to receive a level of soda ash supply from certain former members to sell internationally, which is expected to continue in some capacity for at least the next several years. As a result of consolidating the results of ANSAC beginning on January 1, 2023, the sale of the soda ash volumes by ANSAC that were supplied by non-members are included in our consolidated results and have a proportionate effect to our revenues and costs, with little to no direct impact to our reported Segment Margin, Net income (loss) and Available Cash before Reserves. We will continue to report the sales volumes of soda ash included in the operating results table for our soda and sulfur services segment shown below as we have historically reported them for comparability purposes and due to the minimal impact these incremental sales volumes from ANSAC have on our reported Segment Margin, Net income (loss) and Available Cash before Reserves. Our sales volumes can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market, customer demand, economic growth, and our ability to produce soda ash. Positive or negative changes to our revenue, through fluctuations in sales volumes or sales prices, can have a direct impact to Segment Margin, Net income (loss) and Available Cash before Reserves as these fluctuations have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, some of which are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during the 2023 Quarter, we had positive effects to our revenues (with a lesser impact to costs) relative to the 2022 Quarter due to increased sales volumes and favorable pricing on our domestic and export tons. For additional information, see our segment-by-segment analysis below.

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
Segment Margin
The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Offshore pipeline transportation	$93,300	$118,980	$191,238	$189,884
Soda and sulfur services	89,255	71,701	155,362	139,076
Onshore facilities and transportation	6,305	11,018	11,695	18,054
Marine transportation	25,758	17,573	51,452	29,710
Total Segment Margin	$214,618	$219,272	$409,747	$376,724

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

A reconciliation of Net Income Attributable to Genesis Energy, L.P. to total Segment Margin for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income Attributable to Genesis Energy, L.P.	$49,344	$35,347	$47,700	$30,097
Corporate general and administrative expenses	18,487	21,105	34,251	36,826
Depreciation, depletion, amortization and accretion	71,754	76,277	147,689	149,225
Interest expense	61,623	55,959	122,477	111,063
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income(1)	5,867	4,160	12,148	10,734
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value(2)	2,888	(8,319)	30,020	(10,212)
Other non-cash items	(7,197)	(589)	(9,658)	(2,267)
Distributions from unrestricted subsidiaries not included in income(3)	—	32,000	—	32,000
Cancellation of debt income(4)	—	(4,737)	—	(4,737)
Loss on debt extinguishment(5)	3	501	1,812	501
Differences in timing of cash receipts for certain contractual arrangements(6)	11,559	16,477	22,134	24,707
Change in provision for leased items no longer in use	—	(100)	—	(531)
Redeemable noncontrolling interest redemption value adjustments(7)	—	22,620	—	30,443
Gain on sale of asset, net to our ownership interest(8)	—	(32,000)	—	(32,000)
Income tax expense	290	571	1,174	875
Total Segment Margin	$214,618	$219,272	$409,747	$376,724
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three and six months ended June 30, 2023 includes unrealized losses of $2.9 million and $30.0 million, respectively, from the valuation of our commodity derivative transactions (excluding fair value hedges). The three and six months ended June 30, 2022 includes unrealized losses of $2.3 million and unrealized gains of $3.8 million, respectively, from the valuation of our commodity derivative transactions (excluding fair value hedges) and unrealized gains of $10.7 million and $6.4 million, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
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
(5)The three and six months ended June 30, 2023 include the transaction costs associated with the tender and redemption of our 2024 Notes, as well as the write-off of the unamortized issuance costs associated with these notes. The three and six months ended June 30, 2022 include the write-off of the unamortized issuance costs associated with the senior unsecured notes that we repurchased and extinguished during the period.
(6)Includes the difference in timing of cash receipts from or billings to customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(7)The three and six months ended June 30, 2022 include PIK distributions and accretion on the redemption feature and valuation adjustments to the redemption feature as the associated preferred units were redeemed during the second quarter of 2022.
(8)On April 29, 2022, we sold our Independence Hub platform and recognized a gain on the sale of $40.0 million, of which $32.0 million was attributable to our 80% ownership interest.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$76,152	$76,056	$154,167	$136,924
Offshore natural gas pipeline revenue, excluding non-cash revenues	15,367	13,439	29,423	22,508
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses	(18,272)	(20,247)	(35,814)	(37,523)
Distributions from unrestricted subsidiaries(1)	—	32,000	—	32,000
Distributions from equity investments(2)	20,053	17,732	43,462	35,975
Offshore pipeline transportation Segment Margin	$93,300	$118,980	$191,238	$189,884

Volumetric Data 100% basis:
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	258,939	220,498	246,606	198,313
Poseidon	288,384	262,800	301,698	251,872
Odyssey	59,924	100,237	62,774	98,742
GOPL(3)	2,380	8,579	2,185	6,777
Total crude oil offshore pipelines	609,627	592,114	613,263	555,704

Natural gas transportation volumes (MMBtus/day)	397,801	384,330	392,529	328,423

Volumetric Data net to our ownership interest(4):
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	165,721	141,119	157,828	126,920
Poseidon	184,566	168,192	193,087	161,198
Odyssey	17,378	29,069	18,204	28,635
GOPL(3)	2,380	8,579	2,185	6,777
Total crude oil offshore pipelines	370,045	346,959	371,304	323,530

Natural gas transportation volumes (MMBtus/day)	115,866	119,376	111,434	105,625
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
(4)Volumes are the product of our effective ownership interest throughout the year multiplied by the relevant throughput over the given year.
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Offshore pipeline transportation Segment Margin for the 2023 Quarter decreased $25.7 million, or 22%, from the 2022 Quarter primarily due to the distribution received from one of our unrestricted subsidiaries, Independence Hub LLC, of $32.0 million in the 2022 Quarter from the sale of its platform asset. Excluding this distribution, segment margin in our offshore pipeline transportation segment increased during the 2023 Quarter as a result of higher overall crude oil and natural gas volumes, which more than offset the additional producer downtime we experienced during the period, most of which was planned, that impacted volumes on one of our deepwater lateral pipelines and further downstream on our Poseidon pipeline. The increase in our overall volumes during the 2023 Quarter is a result of the King’s Quay Floating Production System (“FPS”), which achieved first oil in the 2022 Quarter, and has since ramped up production to a level of approximately 130,000 barrels of oil equivalent per day in the 2023 Quarter, and the Argos FPS, which achieved first oil in April 2023. The King’s Quay FPS, which is supporting the Khaleesi, Mormont and Samurai field developments, is life-of-lease dedicated to our 100% owned crude oil and natural gas lateral pipelines and further downstream to our 64% owned Poseidon and CHOPS crude oil systems or our 25.67% owned Nautilus natural gas system for ultimate delivery to shore. The Argos FPS supports the 14 wells pre-drilled and completed at BP’s operated Mad Dog 2 field development, of which 3 wells began producing in the 2023 Quarter, with 100% of the volumes flowing through our 64% owned and operated CHOPS pipeline for ultimate delivery to shore. We expect to continue to benefit from King’s Quay FPS and Argos FPS volumes throughout 2023 and over their anticipated production profiles.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Offshore pipeline transportation Segment Margin for the first six months of 2023 increased $1.4 million, or 1%, from the first six months of 2022 primarily due to increased crude oil and natural gas activity, primarily from volumes associated with the King’s Quay FPS, as first oil was achieved in the 2022 Quarter. The 2023 period benefited from six months of volumes from King’s Quay, including its ramp in production to a level of approximately 130,000 barrels of oil equivalent per day in the 2023 Quarter. Additionally, the first six months of 2023 benefited from volumes at the Argos FPS, which achieved first oil in April 2023. These increases were offset by distributions received from one of our unrestricted subsidiaries, Independence Hub LLC, of $32 million from the sale of its platform asset in 2022.

Soda and Sulfur Services Segment
Operating results for our soda and sulfur services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Volumes sold:
NaHS volumes (Dry short tons “DST”)	26,086	35,633	54,176	67,802
Soda Ash volumes (short tons sold)	852,019	772,141	1,556,831	1,516,929
NaOH (caustic soda) volumes (DST)	20,346	22,073	40,522	42,797

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$38,011	$52,184	$80,208	$93,812
NaOH (caustic soda) revenues	17,334	16,666	35,795	30,677
Revenues associated with Alkali Business(1)	385,891	219,032	748,830	422,691
Other revenues	1,288	2,572	2,773	4,453
Total external segment revenues, excluding non-cash revenues	$442,524	$290,454	$867,606	$551,633

Segment Margin (in thousands)	$89,255	$71,701	$155,362	$139,076

Average index price for NaOH per DST(2)	$1,123	$1,077	$1,168	$1,024
(1)See discussion above in “Results of Operations — Revenues and Costs and Expenses” regarding revenues associated with our Alkali Business.
(2)Source: IHS Chemical.
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Soda and sulfur services Segment Margin for the 2023 Quarter increased $17.6 million, or 24%, from the 2022 Quarter primarily due to higher domestic and export pricing and an increase in sales volumes in our Alkali Business. We successfully restarted our original Granger production facility on January 1, 2023 and, during the 2023 Quarter, ramped up the production to its original nameplate capacity of approximately 500,000 tons on an annual basis. Additionally, we are still on schedule to complete our Granger Optimization Project (“GOP”) in the second half of 2023, which represents an incremental 750,000 tons of annual production that we anticipate to ramp up to. As noted above, the 2023 Quarter benefited from higher domestic and export pricing as compared to the 2022 Quarter as we continued to see a balanced supply and demand market. While we continue to expect our weighted average sales price for 2023 to exceed our weighted average sales price in 2022, we are beginning to see a level of volatility in pricing as a result of a slower than anticipated re-opening of China’s economy combined with the anticipation of new global supply entering the market. In our refinery services business, we experienced lower than expected production due to unplanned operational and weather-related outages at several of our host refineries during the 2023 Quarter. In addition, a host refinery partially converted their facility into a renewable diesel facility, which was completed in the fourth quarter of 2022. This partial conversion resulted in lower NaHS production and sales volumes during the period when compared to the 2022 Quarter, which also experienced higher NaHS sales volumes from our mining customers, primarily in South America. Additionally, during the 2022 Quarter, we experienced an increase in NaHS sales volumes due to our ability to leverage our multi-faceted supply and terminal sites to capitalize on incremental spot volumes as certain of our competitors experienced one-off supply challenges.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Soda and sulfur services Segment Margin for the first six months of 2023 increased $16.3 million, or 12%, from the first six months of 2022 primarily due to higher domestic and export pricing and an increase in sales volumes in our Alkali Business. We successfully restarted our original Granger production facility on January 1, 2023 and, during the 2023 Quarter, ramped up the production to its original nameplate capacity of approximately 500,000 tons on an annual basis as we exited the 2023 Quarter. This increase was partially offset by the lower production and ultimate sales of soda ash during the first quarter of 2023 from the extreme winter weather conditions that impacted our operations and certain supply chain functions, most notably the rail service in and out of the Green River Basin. In our refinery services business, we experienced lower than expected production due to multiple factors, including a slower than expected ramp up in production from the completion of a major turnaround at one of our largest host refineries in the fourth quarter of 2022, unplanned operational and weather-related outages at several of our host refineries during the 2023 Quarter, and lower production from a host refinery that partially converted their facility into a renewable diesel facility in the fourth quarter of 2022. In addition, during the first six months of 2022, we experienced robust NaHS sales volumes and prices due to an increase in demand from our mining customers, primarily in South America, and due to our ability to leverage our multi-faceted supply and terminal sites in our refinery services business to capitalize on incremental spot volumes as certain of our competitors experienced one-off supply challenges.

Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, trucks and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals and rail unloading facilities operating primarily within the U.S. Gulf Coast crude oil market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk purchased crude oil. Through these assets we offer our customers a full suite of services, including the following as of June 30, 2023:
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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Gathering, marketing, and logistics revenue	$164,966	$234,777	$328,986	$448,421
Crude oil pipeline tariffs and revenues	6,431	8,025	12,517	15,359
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(149,463)	(217,711)	(298,396)	(417,716)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(17,473)	(16,573)	(34,516)	(32,342)
Other	1,844	2,500	3,104	4,332
Segment Margin	$6,305	$11,018	$11,695	$18,054

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas	66,505	93,739	65,278	81,604
Jay	5,952	6,663	5,481	6,788
Mississippi	4,737	6,233	4,872	5,989
Louisiana(1)	70,816	119,254	75,860	90,676
Onshore crude oil pipelines total	148,010	225,889	151,491	185,057

Crude oil and petroleum products sales	23,029	22,060	22,652	22,968
Rail unload volumes	—	25,680	—	14,156
(1)Total daily volumes for the three and six months ended June 30, 2023 include 29,891 and 30,703 Bbls/day, respectively, of intermediate refined products and 40,925 and 44,898 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines. Total daily volumes for the three and six months ended June 30, 2022 include 29,469 and 29,097 Bbls/day, respectively, of intermediate refined products and 67,832 and 49,219 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Onshore facilities and transportation Segment Margin for the 2023 Quarter decreased $4.7 million, or 43%, from the 2022 Quarter primarily due to a decrease in rail unload volumes. The 2022 Quarter had an increase in rail volumes as a result of our main customer sourcing volumes to replace international volumes that were impacted by certain geopolitical events in the period. The rail unload volumes during the 2022 Quarter also increased our Louisiana pipeline volumes in the respective period as the crude oil unloaded was subsequently transported on our Louisiana pipeline to our customer’s refinery complex. In addition, there was a decrease in volumes on our Texas pipeline system during the 2023 Quarter.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Onshore facilities and transportation Segment Margin for the first six months of 2023 decreased $6.4 million, or 35%, from the first six months of 2022. This decrease is primarily due to a decrease in activity on our Baton Rouge corridor assets, specifically our rail unload and pipeline volumes as discussed above, and a decrease in volumes on our Texas pipeline system during the first six months of 2023.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel capacity ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues (in thousands):
Inland freight revenues	$31,890	$26,196	$63,093	$47,232
Offshore freight revenues	26,876	23,953	53,882	42,891
Other rebill revenues(1)	18,577	26,171	43,594	41,971
Total segment revenues	$77,343	$76,320	$160,569	$132,094

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses (in thousands)	$51,585	$58,747	$109,117	$102,384

Segment Margin (in thousands)	$25,758	$17,573	$51,452	$29,710

Fleet Utilization:(2)
Inland Barge Utilization	100.0%	99.6%	100.0%	95.0%
Offshore Barge Utilization	94.7%	97.9%	97.1%	97.3%
(1)Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2)Utilization rates are based on a 365-day year, as adjusted for planned downtime and dry-docking.
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Marine transportation Segment Margin for the 2023 Quarter increased $8.2 million, or 47%, from the 2022 Quarter. This increase is primarily attributable to higher day rates in our inland and offshore businesses, including the M/T American Phoenix, during the 2023 Quarter. Demand for our offshore barge services to move intermediate and refined products from the Gulf Coast to the East Coast remained high during the 2023 Quarter due to the continued strength of refinery utilization rates as well as the lack of new supply of similar type vessels (primarily due to higher construction costs) as well as the retirement of older vessels in the market. These factors have also contributed to an overall increase in spot and term rates for our services. Additionally, the M/T American Phoenix is under contract for the remainder of 2023 with an investment grade customer at a more favorable rate than 2022, and we recently entered into a new three-and-a-half-year contract starting in January of 2024 with a credit-worthy counterparty at the highest day rate we have received since we first purchased the vessel in 2014.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Marine transportation Segment Margin for the first six months of 2023 increased $21.7 million, or 73%, from the first six months of 2022. This increase is primarily attributable to an increase in overall day rates in our inland and offshore business, including the M/T American Phoenix. In addition, we have continued to see strong demand for our barge services to move intermediate and refined products keeping utilization rates high across both periods. The strong demand from our customers as well as the lack of new supply of similar type vessels and the retirement of older vessels in the market have contributed the increase in day rates discussed above.

Other Costs, Interest and Income Taxes
    General and administrative expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$13,384	$13,004	$24,496	$24,956
Segment	967	895	1,920	1,854
Long-term incentive compensation expense	2,509	1,436	4,962	3,035
Third party costs related to business development activities and growth projects	71	5,330	105	5,942
Total general and administrative expenses	$16,931	$20,665	$31,483	$35,787
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Total general and administrative expenses for the 2023 Quarter decreased by $3.7 million from the 2022 Quarter primarily due to lower third party costs related to business development activities and growth projects as the 2022 Quarter included costs associated with the issuance of our Alkali senior secured notes and related sale of the ORRI Interests. We also incurred third party costs in the 2022 Quarter associated with the divestiture of our previously owned Independence Hub platform. These decreases were partially offset by an increase in our long-term incentive compensation expense during the 2023 Quarter.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Total general and administrative expenses for the first six months of 2023 decreased by $4.3 million primarily due to lower third party costs related to business development activities and growth projects as the 2022 Quarter included costs associated with the issuance of our Alkali senior secured notes and related sale of the ORRI Interests, as well as costs associated with the divestiture of our previously owned Independence Hub platform. These decreases were partially offset by an increase in our long-term compensation expense during 2023.
Depreciation, depletion and amortization expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Depreciation and depletion expense	$65,181	$70,947	$135,635	$137,717
Amortization expense	3,246	2,726	5,952	5,462
Total depreciation, depletion and amortization expense	$68,427	$73,673	$141,587	$143,179
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Total depreciation, depletion and amortization expense for the 2023 Quarter decreased by $5.2 million from the 2022 Quarter. This decrease is primarily attributable to the 2022 Quarter including an acceleration of depreciation on our asset retirement obligation assets as a result of updates to the estimated timing and costs associated with certain of our non-core offshore gas assets.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Total depreciation, depletion and amortization expense for the first six months of 2023 decreased by $1.6 million from the first six months of 2022. This decrease is primarily attributable to 2022 including an acceleration of depreciation on our asset retirement obligation assets as a result of updates to the estimated timing and costs associated with certain of our non-core offshore gas assets. This decrease was partially offset by an overall increase in our depreciable asset base due to our continued growth and maintenance capital expenditures and placing new assets into service subsequent to the period ended June 30, 2022.

Interest expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$5,095	$1,680	$9,491	$3,627
Interest expense, Alkali senior secured notes	6,242	3,105	12,484	3,105
Interest expense, senior unsecured notes	57,873	52,980	114,185	106,059
Amortization of debt issuance costs, premium and discount	2,279	2,116	4,640	4,151
Capitalized interest	(9,866)	(3,922)	(18,323)	(5,879)
Interest expense, net	$61,623	$55,959	$122,477	$111,063
Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022
Interest expense, net for the 2023 Quarter increased by $5.7 million due to an increase in interest on our Alkali senior secured notes issued in May 2022, an increase in interest on our senior secured credit facility, and an increase in interest on our senior unsecured notes, which was partially offset by higher capitalized interest. The increase in interest expense associated with our senior secured credit facility is primarily due to an increase in the SOFR rate, which is one of the main components of our interest rate, compared to the 2022 Quarter, and higher outstanding indebtedness during the 2023 Quarter. The increase in interest expense associated with our senior unsecured notes was primarily related to the issuance of our 2030 Notes in January 2023, which have a higher principal and interest rate than the 2024 Notes that were redeemed in January 2023 (see further discussion in Note 10 in our Unaudited Condensed Consolidated Financial Statements). This increase was partially offset by higher capitalized interest during the 2023 Quarter as a result of our increased capital expenditures associated with the GOP and our offshore growth capital construction projects.
Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022
Net interest expense for the first six months of 2023 increased by $11.4 million due to an increase in interest on our Alkali senior secured notes issued in May 2022, an increase in interest on our senior secured credit facility, and an increase in interest on our senior unsecured notes, which was partially offset by higher capitalized interest. The increase in interest expense associated with our senior secured credit facility is primarily due to an increase in the SOFR rate, which is one of the main components of our interest rate, compared to the first six months of 2022, and higher outstanding indebtedness during the first six months of 2023. The increase in interest expense associated with our senior unsecured notes was primarily related to the issuance of our 2030 Notes in January 2023, which have a higher principal and interest rate than the 2024 Notes that were redeemed in January 2023. This increase was partially offset by higher capitalized interest during the first six months of 2023 as a result of our increased capital expenditures associated with the GOP and our offshore growth capital construction projects.
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

Liquidity and Capital Resources
General
On January 25, 2023, we issued $500.0 million in aggregate principal amount of 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”). Interest payments are due April 15 and October 15 of each year with the initial interest payment due on October 15, 2023. The net proceeds were used to purchase $316.3 million of our existing 2024 Notes, including the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended January 24, 2023. The remaining proceeds at that time were used to repay a portion of the borrowings outstanding under our senior secured credit facility and for general partnership purposes. On January 26, 2023, we issued notice of redemption for the remaining principal of $24.8 million of our 2024 Notes and discharged the indebtedness with respect to the 2024 Notes on February 14, 2023.
On February 17, 2023, we entered into the Sixth Amended and Restated Credit Agreement (our “new credit agreement”) to replace our Fifth Amended and Restated Credit Agreement. Our new credit agreement provides for an $850 million senior secured revolving credit facility. The new credit agreement matures on February 13, 2026, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, unless more than $150 million of our 2025 Notes remain outstanding as of June 30, 2025, in which case the new credit agreement matures on such date.
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
On April 3, 2023, we entered into a purchase agreement with the Class A Convertible Preferred unitholders whereby we redeemed 741,620 Class A Convertible Preferred Units at a purchase price of $33.71 per unit. On July 3, 2023, we entered into another purchase agreement with the Class A Convertible Preferred unitholders whereby we redeemed an additional 741,620 Class A Convertible Preferred Units at a purchase price of $33.71 per unit. The redemption of these Class A Convertible Preferred Units, which carried an annual coupon rate of 11.24%, allowed us to lower our overall cost of capital.
The successful completion of our new credit agreement (including its extended maturity and increased borrowing capacity), the refinancing of our previously held 2024 Notes, and the continued efforts to simplify our capital structure and lower our overall cost of capital has extended our debt maturity runway and has provided us a significant amount of liquidity to utilize for funding the remaining growth capital expenditures associated with the Granger expansion and our offshore growth projects (as discussed in further detail below), amongst other things. The available borrowing capacity under our senior secured credit facility at June 30, 2023 is $707.9 million, subject to compliance with covenants. Our new credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
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
At June 30, 2023, our debt totaled approximately $3.6 billion, consisting of $133.6 million outstanding under our senior secured credit facility (including $16.3 million borrowed under the inventory sublimit tranche), $3.0 billion of senior unsecured notes and $425.0 million of Alkali senior secured notes (of which $5.8 million is current), which are secured by the ORRI Interests. Our senior unsecured notes balance is comprised of $534.8 million carrying amount due October 2025, $339.3 million carrying amount due May 2026, $981.2 million carrying value due January 2027, $679.4 million carrying amount due February 2028 and $500.0 million carrying amount due April 2030.
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
Net cash flows provided by our operating activities for the six months ended June 30, 2023 were $255.3 million compared to $158.3 million for the six months ended June 30, 2022. The increase in cash flows from operating activities is primarily attributable to changes in working capital between the two periods and our reported increase in Segment Margin during 2023 relative to Segment Margin in 2022 (which included the $32 million distribution received from one of our unrestricted subsidiaries, Independence Hub LLC, from the sale of its platform asset that was classified as a cash inflow from investing activities).
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

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$2,044	$3,776
Soda and sulfur services assets	29,682	25,176
Marine transportation assets	17,892	14,129
Onshore facilities and transportation assets	3,140	867
Information technology systems and corporate assets	541	2,244
Total maintenance capital expenditures	53,299	46,192
Growth capital expenditures:
Offshore pipeline transportation assets(1)	139,782	74,708
Soda and sulfur services assets	16,925	40,070
Marine transportation assets	2,155	—
Onshore facilities and transportation assets	553	—
Information technology systems and corporate assets	5,191	4,433
Total growth capital expenditures	164,606	119,211
Total capital expenditures for fixed and intangible assets	217,905	165,403
Capital expenditures related to equity investees	2,197	2,976
Total capital expenditures	$220,102	$168,379
(1)Growth capital expenditures in our offshore pipeline transportation segment for 2023 and 2022 represent 100% of the costs incurred.
Growth Capital Expenditures
On September 23, 2019, we announced the GOP along with the issuance of the Alkali Holdings preferred units, which were anticipated to fund up to the total estimated cost of the GOP. The anticipated completion date of the project is the second half of 2023. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year. During the fourth quarter of 2021, we made the decision to fund the remaining capital expenditures associated with the GOP internally in lieu of issuing additional Alkali Holdings preferred units, and during the second quarter of 2022, we fully redeemed the outstanding Alkali Holdings preferred units.
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
We plan to fund our estimated growth capital expenditures utilizing the available borrowing capacity under our senior secured credit facility and our recurring cash flows generated from operations.
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
Distributions to Unitholders
On May 15, 2023, we paid a distribution of $0.15 per unit related to the first quarter of 2023. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per preferred unit (or $3.7892 on an annualized basis) for each preferred unit held of record. These distributions were paid on May 15, 2023 to unitholders holders of record at the close of business April 28, 2023.
In July 2023, we declared our quarterly distribution to our common unitholders of $0.15 per unit totaling $18.4 million with respect to the 2023 Quarter and a distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on August 14, 2023 to unitholders of record at the close of business on July 31, 2023.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
June 30, 2023
(in thousands)
ASSETS:
Current assets	$926,303
Fixed assets and mineral leaseholds, net	3,750,543
Non-current assets(1)	976,110

LIABILITIES AND CAPITAL:(2)
Current liabilities	823,420
Non-current liabilities	3,647,003
Class A Convertible Preferred Units	865,802

Statement of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Six Months Ended June 30, 2023
(in thousands)
Revenues(3)	$1,533,999
Operating costs	1,413,430
Operating income	120,569
Income before income taxes	41,509
Net income(2)	40,336
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(46,912)
Net loss attributable to common unitholders	(6,576)
(1)Excluded from non-current assets in the table above are $10.0 million of net intercompany receivables due to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of June 30, 2023.
(2)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
(3)Excluded from revenues in the table above are $1.3 million of sales from Guarantor Subsidiaries to non-Guarantor Subsidiaries for the six months ended June 30, 2023.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the “Non-GAAP Financial Measures” as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Net income attributable to Genesis Energy, L.P.	$49,344	$35,347
Income tax expense	290	571
Depreciation, depletion, amortization and accretion	71,754	76,277
Plus (minus) Select Items, net	14,959	51,351
Maintenance capital utilized(1)	(16,600)	(14,150)
Cash tax expense	(159)	(150)
Distributions to preferred unitholders	(23,314)	(18,684)
Redeemable noncontrolling interest redemption value adjustments(2)	—	22,620
Gain on sale of asset, net to our ownership interest(3)	—	(32,000)
Available Cash before Reserves	$96,274	$121,182
(1)For a description of the term “maintenance capital utilized”, please see the definition of the term “Available Cash before Reserves” discussed below. Maintenance capital expenditures in the 2023 Quarter and 2022 Quarter were $29.3 million and $24.3 million, respectively.
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

		Three Months Ended June 30,
		2023	2022
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements(1)	$11,559	$16,477
	Distribution from unrestricted subsidiaries not included in income(2)	—	32,000
	Certain non-cash items:
	Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value(3)	2,888	(8,319)
	Loss on debt extinguishment	3	501
	Adjustment regarding equity investees(4)	5,867	4,160
	Other	(7,197)	(589)
	Sub-total Select Items, net	13,120	44,230
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs(5)	71	5,330
	Other	1,768	1,791
	Total Select Items, net(6)	$14,959	$51,351
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
(3)The 2023 Quarter includes unrealized losses of $2.9 million from the valuation of our commodity derivative transactions (excluding fair value hedges). The 2022 Quarter includes unrealized losses of $2.3 million from the valuation of our commodity derivative transactions (excluding fair value hedges), and an unrealized gain of $10.7 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
(4)Represents the net effect of adding distributions from equity investees and deducting earnings of equity investees net to us.
(5)Represents transaction costs relating to certain merger, acquisition, divestiture, transition, and financing transactions incurred in advance of the associated transaction.
(6)Represents Select Items applicable to Adjusted EBITDA and Available Cash before Reserves.

Non-GAAP Financial Measures
General
To help evaluate our business, this Quarterly Report on Form 10-Q includes the non-generally accepted accounting principle (“non-GAAP”) financial measure of Available Cash before Reserves. We also present total Segment Margin as if it were a non-GAAP measure. Our non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The schedules above provide reconciliations of Available Cash before Reserves to its most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). A reconciliation of Net Income attributable Genesis Energy, L.P. to total Segment Margin is also included in our segment disclosure in Note 13 to our Unaudited Condensed Consolidated Financial Statements. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
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
A reconciliation of Net income attributable to Genesis Energy, L.P. to total Segment Margin is included in our segment disclosure in Note 13 to our Unaudited Condensed Consolidated Financial Statements, as well as previously in this Item 2.
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
•the impact of natural disasters, international military conflicts (such as the conflict in Ukraine), global pandemics, epidemics, accidents or terrorism, and actions taken by governmental authorities and other third parties in response thereto, on our business financial condition and results of operations;
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

	3.10	Bylaws of Genesis Energy Finance Corporation (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).
	4.1	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-12295).
*	4.2	Nineteenth Supplemental Indenture, dated as of February 28, 2023, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and the Trustee.
	22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023, File No. 001-12295).
*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
*	95	Mine Safety Disclosures.
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Schema Document.
	101.CAL	XBRL Calculation Linkbase Document.
	101.LAB	XBRL Label Linkbase Document.
	101.PRE	XBRL Presentation Linkbase Document.
	101.DEF	XBRL Definition Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	August 3, 2023	By:	/s/ KRISTEN O. JESULAITIS
Kristen O. Jesulaitis
Chief Financial Officer
(Duly Authorized Officer)