Form 10-Q
period 2023-09-30
GENESIS ENERGY LP
filed 2023-11-02
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,424,321 Class A Common Units and 39,997 Class B Common Units outstanding as of November 1, 2023.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,101	$7,930
Restricted cash	18,804	18,637
Accounts receivable - trade, net	871,298	721,567
Inventories	126,946	78,143
Other	53,396	26,770
Total current assets	1,091,545	853,047
FIXED ASSETS, at cost	6,248,511	5,865,038
Less: Accumulated depreciation	(1,925,879)	(1,768,465)
Net fixed assets	4,322,632	4,096,573
MINERAL LEASEHOLDS, net of accumulated depletion	541,866	545,122
EQUITY INVESTEES	270,294	284,486
INTANGIBLE ASSETS, net of amortization	141,703	127,320
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	229,785	125,277
OTHER ASSETS, net of amortization	38,658	32,208
TOTAL ASSETS	$6,938,442	$6,365,992
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$660,577	$427,961
Accrued liabilities	363,136	281,146
Total current liabilities	1,023,713	709,107
SENIOR SECURED CREDIT FACILITY	198,400	205,400
SENIOR UNSECURED NOTES, net of debt issuance costs and premium	3,011,386	2,856,312
ALKALI SENIOR SECURED NOTES, net of debt issuance costs and discount	394,320	402,442
DEFERRED TAX LIABILITIES	17,577	16,652
OTHER LONG-TERM LIABILITIES	541,373	400,617
Total liabilities	5,186,769	4,590,530

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 23,853,538 and 25,336,778 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	839,695	891,909
PARTNERS’ CAPITAL:
Common unitholders, 122,464,318 and 122,579,218 units issued and outstanding at September 30, 2023 and December 31, 2022, respectively	547,622	567,277
Accumulated other comprehensive income	6,479	6,114
Noncontrolling interests	357,877	310,162
Total partners’ capital	911,978	883,553
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$6,938,442	$6,365,992
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022		2023	2022
REVENUES:
Offshore pipeline transportation	$106,297	$89,805		$289,151	$239,958
Soda and sulfur services	423,575	312,681		1,331,078	916,963
Marine transportation	80,220	77,795		240,789	209,889
Onshore facilities and transportation	197,526	240,967		541,874	708,110
Total revenues	807,618	721,248		2,402,892	2,074,920
COSTS AND EXPENSES:
Onshore facilities and transportation product costs	171,142	213,680		469,627	630,985
Onshore facilities and transportation operating costs	17,648	17,697		52,867	50,276
Marine transportation operating costs	53,371	63,074		162,955	165,726
Soda and sulfur services operating costs	344,963	235,308		1,123,850	699,847
Offshore pipeline transportation operating costs	23,651	25,410		71,515	74,785
General and administrative	16,770	17,038		48,253	52,825
Depreciation, depletion and amortization	68,379	73,946		209,966	217,125
Gain on sale of asset	—	—		—	(40,000)
Total costs and expenses	695,924	646,153		2,139,033	1,851,569
OPERATING INCOME	111,694	75,095		263,859	223,351
Equity in earnings of equity investees	17,242	13,236		49,606	40,252
Interest expense	(61,580)	(57,710)		(184,057)	(168,773)
Other expense	—	(21,388)		(1,812)	(10,758)
Income from operations before income taxes	67,356	9,233	—	127,596	84,072
Income tax expense	(574)	(660)		(1,748)	(1,535)
NET INCOME	66,782	8,573		125,848	82,537
Net income attributable to noncontrolling interests	(8,712)	(5,188)		(20,078)	(18,612)
Net income attributable to redeemable noncontrolling interests	—	—		—	(30,443)
NET INCOME ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$58,070	$3,385		$105,770	$33,482
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(22,308)	(18,684)		(69,220)	(56,052)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$35,762	$(15,299)		$36,550	$(22,570)
NET INCOME (LOSS) PER COMMON UNIT (Note 12):
Basic and Diluted	$0.29	$(0.12)		$0.30	$(0.18)
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,521	122,579		122,559	122,579
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$66,782	$8,573	$125,848	$82,537
Other comprehensive income:
Decrease in benefit plan liability	122	122	365	365
Total Comprehensive income	66,904	8,695	126,213	82,902
Comprehensive income attributable to noncontrolling interests	(8,712)	(5,188)	(20,078)	(18,612)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	—	(30,443)
Comprehensive income attributable to Genesis Energy, L.P.	$58,192	$3,507	$106,135	$33,847

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, June 30, 2023	122,579	$531,291	$334,225	$6,357	$871,873
Repurchase of Class A common units	(115)	(1,044)	—	—	(1,044)
Net income	—	58,070	8,712	—	66,782
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash distributions to noncontrolling interests	—	—	(10,980)	—	(10,980)
Cash contributions from noncontrolling interests	—	—	25,920	—	25,920
Other comprehensive income	—	—	—	122	122
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(22,308)	—	—	(22,308)
Partners’ capital, September 30, 2023	122,464	$547,622	$357,877	$6,479	$911,978

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Loss	Total
Partners’ capital, June 30, 2022	122,579	$596,059	$299,846	$(5,364)	$890,541
Net income	—	3,385	5,188	—	8,573
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash distributions to noncontrolling interests	—	—	(6,324)	—	(6,324)
Cash contributions from noncontrolling interests	—	—	10,440	—	10,440
Other comprehensive income	—	—	—	122	122
Distributions to Class A Convertible Preferred unitholders	—	(18,684)	—	—	(18,684)
Partners’ capital, September 30, 2022	122,579	$562,373	$309,150	$(5,242)	$866,281
`

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, December 31, 2022	122,579	$567,277	$310,162	$6,114	$883,553
Repurchase of Class A common units	(115)	(1,044)	—	—	(1,044)
Net income	—	105,770	20,078	—	125,848
Cash distributions to partners	—	(55,161)	—	—	(55,161)
Cash distributions to noncontrolling interests	—	—	(33,203)	—	(33,203)
Cash contributions from noncontrolling interests	—	—	60,840	—	60,840
Other comprehensive income	—	—	—	365	365
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(69,220)	—	—	(69,220)
Partners’ capital, September 30, 2023	122,464	$547,622	$357,877	$6,479	$911,978

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Loss	Total
Partners’ capital, December 31, 2021	122,579	$641,313	$294,746	$(5,607)	$930,452
Net income	—	33,482	18,612	—	52,094
Cash distributions to partners	—	(55,161)	—	—	(55,161)
Adjustment to valuation of noncontrolling interest in subsidiary	—	(1,209)	1,209	—	—
Cash distributions to noncontrolling interests	—	—	(24,656)	—	(24,656)
Cash contributions from noncontrolling interests	—	—	19,239	—	19,239
Other comprehensive income	—	—	—	365	365
Distributions to Class A Convertible Preferred unitholders	—	(56,052)	—	—	(56,052)
Partners’ capital, September 30, 2022	122,579	$562,373	$309,150	$(5,242)	$866,281
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$125,848	$82,537
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	209,966	217,125
Gain on sale of asset	—	(40,000)
Amortization and write-off of debt issuance costs, premium and discount	8,206	7,110
Equity in earnings of investments in equity investees	(49,606)	(40,252)
Cash distributions of earnings of equity investees	48,625	41,496
Non-cash effect of long-term incentive compensation plans	15,236	10,835
Deferred and other tax liabilities	925	1,010
Unrealized losses on derivative transactions	17,721	15,726
Cancellation of debt income	—	(8,619)
Other, net	15,839	14,203
Net changes in components of operating assets and liabilities (Note 15)	3,604	(48,576)
Net cash provided by operating activities	396,364	252,595
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(395,768)	(303,789)
Cash distributions received from equity investees - return of investment	19,600	14,737
Investments in equity investees	(4,463)	(5,441)
Proceeds from asset sales	307	40,281
Other, net	4,332	—
Net cash used in investing activities	(375,992)	(254,212)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	829,776	697,000
Repayments on senior secured credit facility	(836,776)	(625,800)
Net proceeds from issuance of Alkali senior secured notes (Note 10)	—	408,000
Redemption of redeemable noncontrolling interests (Note 11)	—	(288,629)
Proceeds from issuance of 2030 Notes (Note 10)	500,000	—
Repayment of senior unsecured notes (Note 10)	(341,135)	(72,241)
Debt issuance costs	(14,675)	(6,019)
Contributions from noncontrolling interests	60,840	19,239
Distributions to noncontrolling interests	(33,203)	(24,656)
Distributions to common unitholders	(55,161)	(55,161)
Distributions to Class A Convertible Preferred unitholders	(71,333)	(56,052)
Redemption of Class A Convertible Preferred Units (Note 11)	(50,000)	—
Repurchase of Class A common units (Note 11)	(1,044)	—
Other, net	5,677	5,429
Net cash provided by (used in) financing activities	(7,034)	1,110
Net increase (decrease) in cash, cash equivalents and restricted cash	13,338	(507)
Cash, cash equivalents and restricted cash at beginning of period	26,567	24,992
Cash, cash equivalents and restricted cash at end of period	$39,905	$24,485
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation and Consolidation
Organization
We are a growth-oriented master limited partnership founded in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry as well as the production of natural soda ash. Our operations are primarily located in the Gulf of Mexico, Wyoming and in the Gulf Coast region of the United States. We provide an integrated suite of services to refiners, crude oil and natural gas producers and industrial and commercial enterprises. We have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, our trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling business based in Wyoming (our “Alkali Business”), refinery-related plants, storage tanks and terminals, railcars, barges and other vessels and trucks. We are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
We currently manage our businesses through the following four divisions that constitute our reportable segments:
•Offshore pipeline transportation, which includes the transportation and processing of crude oil and natural gas in the Gulf of Mexico;
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended September 30, 2023 and 2022, respectively:

	Three Months Ended September 30, 2023
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$106,297	$—	$80,220	$16,769	$203,286
Product Sales	—	399,329	—	180,757	580,086
Refinery Services	—	24,246	—	—	24,246
	$106,297	$423,575	$80,220	$197,526	$807,618

	Three Months Ended September 30, 2022
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$89,805	$—	$77,795	$20,177	$187,777
Product Sales	—	290,620	—	220,790	511,410
Refinery Services	—	22,061	—	—	22,061
	$89,805	$312,681	$77,795	$240,967	$721,248
The following tables reflect the disaggregation of our revenues by major category for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30, 2023
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$289,151	$—	$240,789	$44,850	$574,790
Product Sales	—	1,262,454	—	497,024	1,759,478
Refinery Services	—	68,624	—	—	68,624
	$289,151	$1,331,078	$240,789	$541,874	$2,402,892

	Nine Months Ended September 30, 2022
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$239,958	$—	$209,889	$54,280	$504,127
Product Sales	—	837,335	—	653,830	1,491,165
Refinery Services	—	79,628	—	—	79,628
	$239,958	$916,963	$209,889	$708,110	$2,074,920
The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time for delivery of products.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at December 31, 2022 and September 30, 2023:

	Contract Assets	Contract Liabilities
	Other Assets, net of amortization	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2022	$—	$2,087	$64,478
Balance at September 30, 2023	181	5,127	95,213
Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the aggregate amount of our transaction prices that are allocated to unsatisfied performance obligations as of September 30, 2023. However, we are permitted to utilize the following exemptions:
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

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2023	$25,591	$1,800
2024	102,998	1,800
2025	116,730	—
2026	86,706	—
2027	50,006	—
Thereafter	174,416	—
Total	$556,447	$3,600
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
The preliminary allocation of the purchase price, as presented within our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2023 is summarized as follows:

Cash and cash equivalents	$4,332
Accounts receivable - trade, net	231,797
Inventories	19,522
Other current assets	14,203
Fixed assets, at cost	4,000
Right of use assets, net	93,208
Intangible assets, net of amortization	14,992
Other Assets, net of amortization	400
Accounts payable - trade(1)	(228,106)
Accrued liabilities	(75,224)
Other long-term liabilities	(79,124)
Net Assets	$—
(1)The “Accounts payable - trade” balance above includes $133.4 million of payables to Genesis at December 31, 2022 that eliminated upon consolidation in our Unaudited Condensed Consolidated Balance Sheet.
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
Our Unaudited Condensed Consolidated Statement of Operations include the results of ANSAC since January 1, 2023. The following table presents selected financial information included in our Unaudited Consolidated Statement of Operations for the period presented:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Revenues	$92,399	$321,853
Net Income Attributable to Genesis Energy, L.P.	5,373	10,644

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pro forma consolidated financial operating results:
Revenues	$807,618	$813,647	$2,402,892	$2,396,773
Net Income Attributable to Genesis Energy, L.P.	58,070	8,758	105,770	44,126
Net Income (Loss) Attributable to Common Unitholders	35,762	(9,926)	36,550	(11,926)
Basic and diluted earnings (loss) per common unit:
As reported net income (loss) per common unit	$0.29	$(0.12)	$0.30	$(0.18)
Pro forma net income (loss) per common unit	$0.29	$(0.08)	$0.30	$(0.10)

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
Operating Leases
During the three and nine months ended September 30, 2023 and 2022, we acted as a lessor in a revenue contract associated with the M/T American Phoenix, included in our marine transportation segment. Our lease revenues for this arrangement were $6.0 million and $17.7 million for the three and nine months ended September 30, 2023, respectively, and $1.8 million and $10.5 million for the three and nine months ended September 30, 2022, respectively.
The M/T American Phoenix is under contract through mid-2027, and for the remainder of 2023, 2024, 2025, 2026, and through the expiration of the contract in 2027, we expect to receive undiscounted cash flows from lease payments of $6.0 million, $25.9 million, $29.6 million, $30.7 million, and $15.2 million, respectively.

6. Inventories
The major components of inventories were as follows:

	September 30, 2023	December 31, 2022
Petroleum products	$—	$56
Crude oil	31,495	6,673
Caustic soda	9,184	15,258
NaHS	12,676	7,085
Raw materials - Alkali Business	7,601	5,819
Work-in-process - Alkali Business	7,691	9,599
Finished goods, net - Alkali Business	41,205	18,772
Materials and supplies, net - Alkali Business	17,094	14,881
Total	$126,946	$78,143
Inventories are valued at the lower of cost or net realizable value. As of September 30, 2023 and December 31, 2022, the net realizable value of inventories were below cost by $0.1 million and $2.9 million, respectively, which triggered a reduction of the value of inventory in our Unaudited Condensed Consolidated Financial Statements by these amounts.
Materials and supplies include chemicals, maintenance supplies and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.

7. Fixed Assets, Mineral Leaseholds and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	September 30, 2023	December 31, 2022
Crude oil and natural gas pipelines and related assets	$2,848,810	$2,844,288
Alkali facilities, machinery and equipment	787,040	701,313
Onshore facilities, machinery and equipment	270,676	269,949
Transportation equipment	25,652	22,340
Marine vessels	1,020,568	1,017,087
Land, buildings and improvements	238,697	231,651
Office equipment, furniture and fixtures	24,749	24,271
Construction in progress(1)	991,151	712,971
Other	41,168	41,168
Fixed assets, at cost	6,248,511	5,865,038
Less: Accumulated depreciation	(1,925,879)	(1,768,465)
Net fixed assets	$4,322,632	$4,096,573
(1)Construction in progress primarily relates to our Granger Optimization Project, which is expected to be completed in the fourth quarter of 2023, and our offshore growth capital projects, which are expected to be completed in 2024 and 2025.
Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	September 30, 2023	December 31, 2022
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(24,153)	(20,897)
Mineral leaseholds, net of accumulated depletion	$541,866	$545,122

Our depreciation and depletion expense for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Depreciation expense	$64,104	$70,328	$197,590	$206,111
Depletion expense	1,107	896	3,256	2,830
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2022:

ARO liability balance, December 31, 2022	$228,573
Accretion expense	9,316
Changes in estimate	3,915
Settlements	(68)
ARO liability balance, September 30, 2023	$241,736

At September 30, 2023 and December 31, 2022, $26.1 million and $26.6 million are included as current in “Accrued liabilities” on our Unaudited Condensed Consolidated Balance Sheets, respectively. The remainder of the ARO liability as of September 30, 2023 and December 31, 2022 is included in “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheets.
Certain of our unconsolidated affiliates have AROs recorded at September 30, 2023 and December 31, 2022 relating to contractual agreements and regulatory requirements. In addition, certain entities that we consolidate have non-controlling interest owners that are responsible for their representative share of future costs of the related ARO liability. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
8. Equity Investees
We account for our ownership in certain of our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At September 30, 2023 and December 31, 2022, the unamortized excess cost amounts totaled $294.9 million and $305.6 million, respectively. We amortize the differences in carrying value as changes in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Genesis’ share of operating earnings	$20,908	$16,802	$60,304	$50,950
Amortization of differences attributable to Genesis’ carrying value of equity investments	(3,566)	(3,566)	(10,698)	(10,698)
Net equity in earnings	$17,242	$13,236	$49,606	$40,252
Distributions received(1)	$23,629	$18,483	$68,141	$56,233
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
The following tables present the unaudited balance sheets and statements of operations information (on a 100% basis) for Poseidon Oil Pipeline Company, L.L.C. (“Poseidon,” and its pipeline and associated assets, the “Poseidon pipeline”) (which we own 64% of and is our most significant equity investment):

	September 30, 2023	December 31, 2022
BALANCE SHEETS DATA:
Assets
Current assets	$21,428	$27,878
Fixed assets, net	143,258	147,505
Other assets	16,629	13,419
Total assets	$181,315	$188,802
Liabilities and equity
Current liabilities	$8,854	$10,087
Other liabilities	240,553	236,813
Equity (Deficit)	(68,092)	(58,098)
Total liabilities and equity	$181,315	$188,802

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
STATEMENTS OF OPERATIONS DATA:
Revenues	$43,316	$38,322	$123,462	$104,891
Operating income	$33,213	$27,731	$94,216	$75,540
Net income	$29,117	$25,502	$83,106	$70,850

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
9. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Offshore pipeline contract intangibles	158,101	67,956	90,145	158,101	61,715	96,386
Other	68,280	16,722	51,558	45,191	14,257	30,934
Total	$226,381	$84,678	$141,703	$203,292	$75,972	$127,320

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amortization of intangible assets	$3,069	$2,575	$8,747	$7,740
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2023	$3,688
	2024	14,556
	2025	14,295
	2026	13,983
	2027	13,537

10. Debt
Our obligations under debt arrangements consisted of the following:

	September 30, 2023			December 31, 2022
	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value
Senior secured credit facility(1)	$198,400	$—	$198,400	$205,400	$—	$205,400
5.625% senior unsecured notes due 2024	—	—	—	341,135	1,249	339,886
6.500% senior unsecured notes due 2025	534,834	2,374	532,460	534,834	3,265	531,569
6.250% senior unsecured notes due 2026	339,310	1,929	337,381	339,310	2,481	336,829
8.000% senior unsecured notes due 2027	981,245	3,891	977,354	981,245	4,956	976,289
7.750% senior unsecured notes due 2028	679,360	6,496	672,864	679,360	7,621	671,739
8.875% senior unsecured notes due 2030	500,000	8,673	491,327	—	—	—
5.875% Alkali senior secured notes due 2042(2)	425,000	21,985	403,015	425,000	22,558	402,442
Total long-term debt	$3,658,149	$45,348	$3,612,801	$3,506,284	$42,130	$3,464,154
(1)Unamortized debt issuance costs associated with our senior secured credit facility (included in “Other Assets, net of amortization” on the Unaudited Condensed Consolidated Balance Sheets), were $6.3 million and $2.6 million as of September 30, 2023 and December 31, 2022, respectively.
(2)As of September 30, 2023, $8.7 million of the principal balance is considered current and included within “Accrued liabilities” on the Unaudited Condensed Consolidated Balance Sheet.
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
At September 30, 2023, the key terms for rates under our senior secured credit facility (which are dependent on our leverage ratio as defined in the new credit agreement) are as follows:
•The interest rate on borrowings may be based on an alternate base rate or Term SOFR, at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our new credit agreement) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. The Adjusted Term SOFR is equal to the sum of (a) the Term SOFR rate (as defined in our new credit agreement) for such period plus (b) the Term SOFR Adjustment of 0.1% plus (c) the applicable margin. The applicable margin varies from 2.25% to 3.50% on Term SOFR borrowings and from 1.25% to 2.50% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At September 30, 2023, the applicable margins on our borrowings were 1.75% for alternate base rate borrowings and 2.75% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fee rates range from 2.25% to 3.50% based on our leverage ratio as computed under the credit agreement and can fluctuate quarterly. At September 30, 2023, our letter of credit rate was 2.75%.
•We pay a commitment fee on the unused portion of the senior secured revolving credit facility. The commitment fee rates on the unused committed amount will range from 0.30% to 0.50% per annum depending on our leverage ratio. At September 30, 2023, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the senior secured credit facility by an additional $200 million, subject to lender consent and certain other customary conditions.

At September 30, 2023, we had $198.4 million borrowed under our new credit agreement, with $21.7 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $9.5 million was outstanding at September 30, 2023. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings, periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our senior secured credit facility at September 30, 2023 was $642.1 million, subject to compliance with covenants. Our new credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Alkali Senior Secured Notes Issuance and Related Transactions
On May 17, 2022, Genesis Energy, L.P., through its newly created wholly-owned unrestricted subsidiary, GA ORRI, LLC (“GA ORRI”), issued $425 million principal amount of our 5.875% senior secured notes due 2042 (the “Alkali senior secured notes”) to certain institutional investors (the “Notes Offering”), secured by GA ORRI’s fifty-year limited term overriding royalty interest in substantially all of the Alkali Business’ trona mineral leases (the “ORRI Interests”). Interest payments are due on the last day of each quarter with the initial interest payment made on June 30, 2022. The agreement governing the Alkali senior secured notes also requires principal repayments on the last day of each quarter commencing with the first quarter of 2024. As of September 30, 2023, principal repayments totaling $65.3 million are due within the next five years, with the remaining quarterly principal repayments due thereafter through March 31, 2042. As of September 30, 2023, $8.7 million of the principal balance is considered current and included within “Accrued liabilities” on the Unaudited Condensed Consolidated Balance Sheet. We are required to maintain a certain level of cash in a liquidity reserve account (owned by GA ORRI) to be held as collateral for future interest and principal payments as calculated and described in the agreement governing the Alkali senior secured notes. As of September 30, 2023, our liquidity reserve account had a balance of $18.8 million, which is classified as “Restricted cash” on the Unaudited Condensed Consolidated Balance Sheet. The issuance generated net proceeds of $408 million, net of the issuance discount of $17 million. We used a portion of the net proceeds from the issuance to fully redeem the outstanding Alkali Holdings preferred units (as defined and further discussed in Note 11) and utilized the remainder to repay a portion of the outstanding borrowings under our senior secured credit facility as well as fund our liquidity reserve account.
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
11. Partners’ Capital, Mezzanine Capital and Distributions
At September 30, 2023, our outstanding common units consisted of 122,424,321 Class A Common Units and 39,997 Class B Common Units. The Class A Common Units are traditional common units in us. The Class B Common Units are identical to the Class A Common Units and, accordingly, have voting and distribution rights equivalent to those of the Class A Common Units, and, in addition, the Class B Common Units have the right to elect all of our board of directors and are convertible into Class A Common Units under certain circumstances, subject to certain exceptions. At September 30, 2023, we had 23,853,538 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.

In an effort to return capital to our investors, we announced a common equity repurchase program (the “Repurchase Program”) on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program will be reviewed no later than December 31, 2024 and may be suspended or discontinued at any time prior thereto. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be canceled. During the three months ended September 30, 2023, we repurchased and cancelled a total of 114,900 Class A Common Units at an average price of approximately $9.09 per unit for a total purchase price of $1.0 million, including commissions, which is reflected as a reduction to the carrying value of our “Partners’ Capital - Common unitholders” on our Unaudited Condensed Consolidated Balance Sheet.
Distributions
We paid or will pay the following cash distributions to our common unitholders in 2022 and 2023:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2022
1st Quarter	May 13, 2022	$0.15	$18,387
2nd Quarter	August 12, 2022	$0.15	$18,387
3rd Quarter	November 14, 2022	$0.15	$18,387
4th Quarter	February 14, 2023	$0.15	$18,387
2023
1st Quarter	May 15, 2023	$0.15	$18,387
2nd Quarter	August 14, 2023	$0.15	$18,387
3rd Quarter(1)	November 14, 2023	$0.15	$18,370
(1)This distribution was declared in October 2023 and will be paid to unitholders of record as of October 31, 2023.

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
On April 3, 2023 and July 3, 2023, we entered into purchase agreements with the Class A Convertible Preferred unitholders whereby we redeemed a total of 1,483,240 Class A Convertible Preferred Units (the “Redeemed Units”) at an average purchase price of $33.71 per unit. The Redeemed Units had a carrying value of $35.20 per unit resulting in returns attributable to the Class A Convertible Preferred Units.

Net Income Attributable to Genesis Energy, L.P. is adjusted for distributions and returns attributable to the Class A Convertible Preferred Units that accumulate in the period. Net Income Attributable to Genesis Energy, L.P. was reduced by $23.3 million and $71.3 million for the three and nine months ending September 30, 2023, respectively, and $18.7 million and $56.1 million, for the three and nine months ending September 30, 2022, respectively, due to Class A Convertible Preferred Unit distributions paid in the period (Class A Convertible Preferred Unit distributions are summarized in the table below). For the three and nine months ended September 30, 2023, Net Income Attributable to Genesis Energy L.P. was increased by $1.0 million and $2.1 million, respectively, due to returns attributable to the Class A Convertible Preferred Units accumulated in the period.
As of September 30, 2023, we will not be required to further adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would become redeemable. Once redemption becomes probable, we would adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date redemption first becomes probable and the date the units can first be redeemed.
We paid, or will pay, by the dates noted below, the following cash distributions to our Class A Convertible Preferred unitholders in 2022 and 2023:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2022
1st Quarter	May 13, 2022	$0.7374	$18,684
2nd Quarter	August 12, 2022	$0.7374	$18,684
3rd Quarter	November 14, 2022	$0.7374	$18,684
4th Quarter	February 14, 2023	$0.9473	$24,002
2023
1st Quarter	May 15, 2023	$0.9473	$24,002
2nd Quarter(1)	August 14, 2023	$0.9473	$23,314
3rd Quarter(2)	November 14, 2023	$0.9473	$22,612
(1)Approximately $0.7 million of this distribution was associated with the Redeemed Units and paid on July 3, 2023.
(2)This distribution was declared in October 2023 and will be paid to unitholders of record as of October 31, 2023
As a result of the one-time Rate Reset Election made by the holders of the Class A Convertible Preferred Units on the Election Date, the annual distribution rate for the Class A Convertible Preferred Units increased from 8.75% to 11.24%, applicable for future quarterly distributions declared and payable, beginning with the quarter ended December 31, 2022.
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
On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the GOP by one year, which we currently anticipate completing in the fourth quarter of 2023. In consideration of the amendment, we issued 1,750 Alkali Holdings preferred units to BXC, which was accounted for as issuance costs. As part of the amendment, the commitment period was increased to four years, and the total commitment of BXC was increased to, subject to compliance with the covenants contained in the agreements with BXC, up to $351.8 million preferred units (or 351,750 preferred units) in Alkali Holdings.

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
On May 17, 2022 (the “Redemption Date”), we fully redeemed the 251,750 outstanding Alkali Holdings preferred units at a Base Preferred Return Amount of $288.6 million utilizing a portion of the proceeds we received from the issuance of our Alkali senior secured notes. As of September 30, 2023, there were no Alkali Holdings preferred units outstanding.
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
Net Income Attributable to Genesis Energy, L.P. for the nine months ended September 30, 2022 includes $30.4 million of adjustments, of which $10.0 million was allocated to the paid-in-kind (“PIK”) distributions, $1.9 million was attributable to redemption accretion value adjustments, and $18.5 million was attributable to a change in the Base Preferred Return Amount of the Alkali Holdings preferred units.
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
The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income (loss) per common unit calculation for the period being presented. The numerator is adjusted for distributions declared in the period, undeclared distributions that accumulated during the period, and any returns that accumulated in the period. For the three and nine months ended September 30, 2023 and 2022, the effect of the assumed conversion of all the outstanding Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.

The following table reconciles net income attributable to Genesis Energy, L.P. and weighted average units used in computing basic and diluted net income (loss) per common unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to Genesis Energy, L.P.	$58,070	$3,385	$105,770	$33,482
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(22,308)	(18,684)	(69,220)	(56,052)
Net income (loss) attributable to common unitholders	$35,762	$(15,299)	$36,550	$(22,570)

Weighted average outstanding units	122,521	122,579	122,559	122,579

Basic and diluted net income (loss) per common unit	$0.29	$(0.12)	$0.30	$(0.18)
13. Business Segment Information
We currently manage our businesses through four divisions that constitute our reportable segments:
•Offshore pipeline transportation, which includes the transportation and processing of crude oil and natural gas in the Gulf of Mexico;
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

Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Soda and Sulfur Services	Onshore Facilities and Transportation	Marine Transportation	Total
Three Months Ended September 30, 2023
Segment Margin(1)	$109,267	$61,957	$9,547	$27,126	$207,897
Capital expenditures(2)	$149,489	$36,502	$6,696	$12,496	$205,183
Revenues:
External customers	$101,985	$425,913	$199,500	$80,220	$807,618
Intersegment(3)	4,312	(2,338)	(1,974)	—	—
Total revenues of reportable segments	$106,297	$423,575	$197,526	$80,220	$807,618
Three Months Ended September 30, 2022
Segment Margin(1)	$91,402	$80,067	$9,442	$15,279	$196,190
Capital expenditures(2)	$86,893	$49,452	$848	$14,575	$151,768
Revenues:
External customers	$89,805	$315,334	$238,483	$77,626	$721,248
Intersegment(3)	—	(2,653)	2,484	169	—
Total revenues of reportable segments	$89,805	$312,681	$240,967	$77,795	$721,248
Nine Months Ended September 30, 2023
Segment Margin(1)	$300,505	$217,319	$21,242	$78,578	$617,644
Capital expenditures(2)	$293,187	$83,109	$10,714	$32,543	$419,553
Revenues:
External customers	$284,839	$1,337,897	$539,367	$240,789	$2,402,892
Intersegment(3)	4,312	(6,819)	2,507	—	—
Total revenues of reportable segments	$289,151	$1,331,078	$541,874	$240,789	$2,402,892
Nine Months Ended September 30, 2022
Segment Margin(1)	$281,286	$219,143	$27,496	$44,989	$572,914
Capital expenditures(2)	$166,703	$114,698	$3,365	$28,704	$313,470
Revenues:
External customers	$239,958	$924,534	$700,909	$209,519	$2,074,920
Intersegment(3)	—	(7,571)	7,201	370	—
Total revenues of reportable segments	$239,958	$916,963	$708,110	$209,889	$2,074,920
(1)A reconciliation of Net income attributable to Genesis Energy, L.P. to total Segment Margin for the periods is presented below.
(2)Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as contributions to equity investees, if any.
(3)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Total assets by reportable segment were as follows:

	September 30, 2023	December 31, 2022
Offshore pipeline transportation	$2,497,570	$2,290,488
Soda and sulfur services	2,573,777	2,358,086
Onshore facilities and transportation	1,146,639	981,354
Marine transportation	649,732	681,231
Other assets	70,724	54,833
Total consolidated assets	$6,938,442	$6,365,992

Reconciliation of Net income attributable to Genesis Energy, L.P. to total Segment Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to Genesis Energy, L.P.	$58,070	$3,385	$105,770	$33,482
Corporate general and administrative expenses	18,329	18,132	52,580	54,958
Depreciation, depletion, amortization and accretion	71,099	76,301	218,788	225,526
Interest expense	61,580	57,710	184,057	168,773
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income(1)	6,387	5,247	18,535	15,981
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value(2)	(12,299)	26,295	17,721	16,083
Other non-cash items	(7,228)	(1,659)	(16,886)	(3,926)
Distribution from unrestricted subsidiaries not included in income(3)	—	—	—	32,000
Cancellation of debt income(4)	—	(3,881)	—	(8,618)
Loss on extinguishment of debt	—	293	1,812	794
Differences in timing of cash receipts for certain contractual arrangements(5)	11,385	13,775	33,519	38,482
Change in provision for leased items no longer in use	—	(68)	—	(599)
Redeemable noncontrolling interest redemption value adjustments(6)	—	—	—	30,443
Gain on sale of asset, net to our ownership interest(7)	—	—	—	(32,000)
Income tax expense	574	660	1,748	1,535
Total Segment Margin	$207,897	$196,190	$617,644	$572,914
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three and nine months ended September 30, 2023 include unrealized gains of $12.3 million and unrealized losses of $17.7 million, respectively, from the valuation of our commodity derivative transactions (excluding fair value hedges). The three and nine months ended September 30, 2022 include unrealized losses of $1.3 million and unrealized gains of $2.5 million, respectively, from the valuation of our commodity derivative transactions (excluding fair value hedges), and unrealized losses of $25.0 million and $18.6 million, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
(3)The nine months ended September 30, 2022 include $32.0 million in cash receipts associated with the sale of the Independence Hub platform by our 80% owned unrestricted subsidiary (as defined under our credit agreement), Independence Hub, LLC.
(4)The three and nine months ended September 30, 2022 include income associated with the repurchase and extinguishment of certain of our senior unsecured notes on the open market of $3.9 million and $8.6 million, respectively.
(5)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(6)The nine months ended September 30, 2022 include PIK distributions, accretion on the redemption feature and valuation adjustments to the redemption feature as the associated preferred units were redeemed during the second quarter of 2022. Refer to Note 11 for details.
(7)On April 29, 2022, we sold our Independence Hub platform and recognized a gain on the sale of $40.0 million, of which $32.0 million was attributable to our 80% ownership interest.

14. Transactions with Related Parties
Transactions with ANSAC prior to January 1, 2023 were considered transactions with a related party. As discussed in Note 4, on January 1, 2023, ANSAC became a wholly owned subsidiary of Genesis. For comparability purposes, the transactions reflected in the table below for the three and nine months ended September 30, 2022 do not include the activity related to ANSAC.
The transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Revenues from services and fees to Poseidon(1)	$4,812	$3,854	$13,858	$10,952
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$495	$495
Charges for services and product purchases from Poseidon(1)	6,797	268	8,834	777
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
Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the three and nine months ended September 30, 2023 include $2.5 million and $7.5 million, respectively, of fees we earned through the provision of services under that agreement. Our revenues for the three and nine months ended September 30, 2022 include $2.4 million and $7.3 million, respectively, of fees we earned through the provision of services under that agreement. At September 30, 2023 and December 31, 2022, Poseidon owed us $2.2 million and $2.4 million, respectively, for services rendered.
15. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Nine Months Ended September 30,
	2023	2022
(Increase) decrease in:
Accounts receivable	$54,474	$(170,635)
Inventories	(29,281)	(12,677)
Deferred charges	31,003	47,191
Other current assets	(4,571)	(4,717)
Increase (decrease) in:
Accounts payable	(31,006)	109,687
Accrued liabilities	(17,015)	(17,425)
Net changes in components of operating assets and liabilities	$3,604	$(48,576)
Payments of interest and commitment fees were $196.3 million and $189.2 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
We capitalized interest of $29.2 million and $11.2 million during the nine months ended September 30, 2023 and September 30, 2022, respectively.

At September 30, 2023 and September 30, 2022, we had incurred liabilities for fixed and intangible asset additions totaling $121.4 million and $67.6 million, respectively, that had not been paid at the end of the quarter. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows. The amounts as of September 30, 2023 primarily relate to the capital expenditures associated with our offshore growth capital projects.
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
As of September 30, 2023, we had a net broker receivable of approximately $14.5 million (consisting of initial margin of $7.2 million increased by $7.3 million variation margin). As of December 31, 2022, we had a net broker receivable of approximately $4.0 million (consisting of initial margin of $3.8 million increased by $0.2 million of variation margin).  At September 30, 2023 and December 31, 2022, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
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

Outstanding Derivatives
At September 30, 2023, we had the following outstanding derivative contracts that were entered into to economically hedge inventory, fixed price purchase commitments or forecasted purchases.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	398	192
Weighted average contract price per Bbl	$80.23	$82.51

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	59	33
Weighted average contract price per Bbl	$84.75	$90.34
Natural gas swaps:
Contract volumes (10,000 MMBtu)	—	1,261
Weighted average price differential per MMBtu	$—	$0.62
Natural gas futures:
Contract volumes (10,000 MMBtu)	180	1,294
Weighted average contract price per MMBtu	$2.71	$3.66
Natural gas options:
Contract volumes (10,000 MMBtu)	59	32
Weighted average premium received/paid	$0.66	$0.17
Bunker fuel futures:
Contract volumes (metric tons “MT”)	—	51,500
Weighted average price per MT	$—	$535.99
DOE diesel options:
Contract volumes (1,000 Gal)	—	1,050
Weighted average premium received/paid	$—	$0.27

Fair Value of Derivative Assets and Liabilities
The following tables reflect the estimated fair value position of our derivatives at September 30, 2023 and December 31, 2022:

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		September 30, 2023	December 31, 2022
Asset Derivatives:
Natural Gas Swap (undesignated hedge)	Current Assets - Accounts receivable - trade, net	$10,082	$36,844
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	4,070	1,238
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(4,070)	(1,238)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$1,304	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(1,304)	—
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Natural Gas Swap (undesignated hedge)	Current Liabilities -Accrued liabilities	$(2,695)	$(4,692)
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(6,546)	$(11,061)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	6,546	5,217
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$(5,844)
Commodity derivatives - futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(3,885)	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	3,885	—
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
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
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$(5,012)	$2,085	$(2,657)	$1,549
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, Soda and sulfur services operating costs	(3,379)	7,138	(15,673)	15,418
Total commodity derivatives		$(8,391)	$9,223	$(18,330)	$16,967

Natural Gas Swap	Soda and sulfur services operating costs	$8,600	$(489)	$15,086	$(2,181)

Preferred Distribution Rate Reset Election	Other income (expense)	$—	$(24,977)	$—	$(18,584)
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$5,374	$10,082	$—	$1,238	$36,844	$—
Liabilities	$(10,431)	$(2,695)	$—	$(11,061)	$(4,692)	$—
Our commodity and fuel derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at September 30, 2023.
See Note 16 for additional information on our derivative instruments.

Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At September 30, 2023 our senior unsecured notes had a carrying value of approximately $3.0 billion and a fair value of approximately $2.9 billion compared to a carrying value of $2.9 billion and fair value of approximately $2.7 billion at December 31, 2022. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement. At September 30, 2023 and December 31, 2022, our Alkali senior secured notes had a carrying value and fair value of $0.4 billion. The fair value of the Alkali senior secured notes is determined based on trade information in the financial market of securities with similar features and is considered a Level 2 fair value measurement.
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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Forward Looking Statements
Overview
We reported Net Income Attributable to Genesis Energy, L.P. of $58.1 million during the three months ended September 30, 2023 (the “2023 Quarter”) compared to Net Income Attributable to Genesis Energy, L.P. of $3.4 million during the three months ended September 30, 2022 (the “2022 Quarter”).
Net Income Attributable to Genesis Energy, L.P. in the 2023 Quarter was impacted by an increase in Segment Margin of $11.7 million primarily due to increased volumes and activity in our offshore pipeline transportation segment and higher day rates in our marine transportation segment (see “Results of Operations” below for additional details on the results of our operating segments), and a decrease in depreciation, depletion and amortization expense of $5.6 million during the 2023 Quarter (see “Results of Operations” below for additional details). Additionally, the 2023 Quarter included $12.3 million in unrealized gains associated with the valuation of our commodity derivative transactions compared to unrealized losses of $1.3 million during the 2022 Quarter. The 2022 Quarter also included an unrealized (non-cash) loss from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units of $25.0 million, which was included within “Other expense” on the Unaudited Condensed Consolidated Statement of Operations.
Cash flow from operating activities was $141.0 million for the 2023 Quarter compared to $94.3 million for the 2022 Quarter. The increase in cash flow from operating activities is primarily attributable to an increase in operating income associated with our operating segments (as discussed further below) and positive changes to working capital during the 2023 Quarter. A more detailed discussion of our segment results and other costs are included below in “Results of Operations”.
Available Cash before Reserves (as defined below in “Non-GAAP Financial Measures”) to our common unitholders was $89.0 million for the 2023 Quarter, a decrease of $3.6 million, or 4%, from the 2022 Quarter primarily as a result of: (i) an increase in interest expense of $3.9 million (see “Results of Operations” below for additional details); (ii) an increase in cash payments to our Class A Convertible Preferred unitholders of $3.9 million; (iii) a decrease in income of $3.9 million associated with the repurchase and extinguishment of certain of our senior unsecured notes on the open market during the 2022 Quarter; and (iv) an increase in maintenance capital utilized of $2.8 million. These decreases to Available Cash before Reserves were partially offset by an increase in Segment Margin of $11.7 million from the 2022 Quarter to the 2023 Quarter, discussed in more detail below.
Segment Margin (as defined below in “Non-GAAP Financial Measures”) was $207.9 million for the 2023 Quarter, an increase of $11.7 million, or 6%, from the 2022 Quarter. A more detailed discussion of our segment results and other costs are included below in “Results of Operations”. See “Non-GAAP Financial Measures” below for additional information on Segment Margin.
Distribution to Unitholders
On August 14, 2023, we paid a distribution of $0.15 per common unit related to the second quarter of 2023. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per preferred unit (or $3.7892 on an annualized basis) for each preferred unit held of record. These distributions were paid on August 14, 2023 to unitholders holders of record at the close of business July 31, 2023.

In October 2023, we declared our quarterly distribution to our common unitholders of $0.15 per unit related to the 2023 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable November 14, 2023 to unitholders of record at the close of business on October 31, 2023.
International Conflicts and Market Update
Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable, but are inherently uncertain. The uncertainties underlying our assumptions could cause our estimates to differ significantly from actual results, including with respect to the duration and severity of the lasting impacts of international conflicts, such as the conflict in Israel and the war in Ukraine, and the result of any economic recession or depression that has occurred or may occur in the future as a result of or as it relates to changes in governmental policies aimed at addressing inflation, which could cause fluctuations in global economic conditions, including capital and credit markets. We will continue to monitor the current market environment and to the extent conditions deteriorate, we may identify triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in impairment charges that could be material to our results of operations.
Although the ultimate impacts of these international conflicts, and fluctuations in global economic conditions, including capital and credit markets, are still unknown at this time, we believe the fundamentals of our core businesses continue to remain strong and, given the current industry environment and capital market behavior, we have continued our focus on deleveraging our balance sheet as further explained in “Liquidity and Capital Resources”.

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2023 Quarter increased $86.4 million, or 12%, from the 2022 Quarter and our total costs and expenses as presented on the Unaudited Condensed Consolidated Statements of Operations increased $49.8 million, or 8%, between the two periods with an overall net increase to operating income of $36.6 million. The increase in our operating income during the 2023 Quarter is primarily due to increased volumes in our offshore pipeline transportation segment and higher day rates in our marine transportation segment. See further discussion below under “Segment Margin” regarding the activity in our individual operating segments. Additionally, the 2023 Quarter included $12.3 million in unrealized gains associated with the valuation of our commodity derivative transactions compared to unrealized losses of $1.3 million during the 2022 Quarter, which are included within operating costs. Lastly, we had lower depreciation, depletion, and amortization expense by $5.6 million in the 2023 Quarter compared to the 2022 Quarter (see “Other Costs, Interest, and Income Taxes” below for additional discussion).
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
As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) decreased to $82.25 per barrel in the 2023 Quarter, as compared to $93.06 per barrel in the 2022 Quarter. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net income and Available Cash before Reserves. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “ Risks Related to Our Business.”
As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volumes sold. We sell our products to an industry-diverse and worldwide customer base. Our sales prices are contracted at various times throughout the year and for different durations. Our sales prices for volumes sold internationally are contracted for the current year either annually in the prior year or periodically throughout the current year (often quarterly), and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. The majority of our volumes sold internationally are sold through the American Natural Soda Ash Corporation (“ANSAC”), which became a wholly owned subsidiary of our Alkali Business on January 1, 2023 as we became the sole member of it at that time. ANSAC promotes export sales of U.S. produced soda ash utilizing its logistical asset and marketing capabilities. During the three and nine months ended September 30, 2023, in addition to the volumes supplied by our operations and sold by ANSAC, ANSAC continued to receive a level of soda ash supply from certain former members to sell internationally, which is expected to continue in some capacity for at least the next several years. As a result of consolidating the results of ANSAC beginning on January 1, 2023, the sale of the soda ash volumes by ANSAC that were supplied by non-members are included in our consolidated results and have a proportionate effect to our revenues and costs, with little to no direct impact to our reported Segment Margin, Net income and Available Cash before Reserves. We will continue to report the sales volumes of soda ash included in the operating results table for our soda and sulfur services segment shown below as we have historically reported them for comparability purposes and due to the minimal impact these incremental sales volumes from ANSAC have on our reported Segment Margin, Net income and Available Cash before Reserves. Our sales volumes can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market, customer demand, economic growth, and our ability to produce soda ash. Positive or negative changes to our revenue, through fluctuations in sales volumes or sales prices, can have a direct impact to Segment Margin, Net income and Available Cash before Reserves as these fluctuations have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, some of which are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during the 2023 Quarter, we had negative effects to our revenues (with a lesser impact to costs) relative to the 2022 Quarter due to lower pricing on our export tons. For additional information, see our segment-by-segment analysis below.

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
Segment Margin
The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Offshore pipeline transportation	$109,267	$91,402	$300,505	$281,286
Soda and sulfur services	61,957	80,067	217,319	219,143
Onshore facilities and transportation	9,547	9,442	21,242	27,496
Marine transportation	27,126	15,279	78,578	44,989
Total Segment Margin	$207,897	$196,190	$617,644	$572,914
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

A reconciliation of Net Income Attributable to Genesis Energy, L.P. to total Segment Margin for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income Attributable to Genesis Energy, L.P.	$58,070	$3,385	$105,770	$33,482
Corporate general and administrative expenses	18,329	18,132	52,580	54,958
Depreciation, depletion, amortization and accretion	71,099	76,301	218,788	225,526
Interest expense	61,580	57,710	184,057	168,773
Adjustment to exclude distributable cash generated by equity investees not included in income and include equity in investees net income(1)	6,387	5,247	18,535	15,981
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value(2)	(12,299)	26,295	17,721	16,083
Other non-cash items	(7,228)	(1,659)	(16,886)	(3,926)
Distributions from unrestricted subsidiaries not included in income(3)	—	—	—	32,000
Cancellation of debt income(4)	—	(3,881)	—	(8,618)
Loss on debt extinguishment	—	293	1,812	794
Differences in timing of cash receipts for certain contractual arrangements(5)	11,385	13,775	33,519	38,482
Change in provision for leased items no longer in use	—	(68)	—	(599)
Redeemable noncontrolling interest redemption value adjustments(6)	—	—	—	30,443
Gain on sale of asset, net to our ownership interest(7)	—	—	—	(32,000)
Income tax expense	574	660	1,748	1,535
Total Segment Margin	$207,897	$196,190	$617,644	$572,914
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three and nine months ended September 30, 2023 include unrealized gains of $12.3 million and unrealized losses of $17.7 million, respectively, from the valuation of our commodity derivative transactions (excluding fair value hedges). The three and nine months ended September 30, 2022 include unrealized losses of $1.3 million and unrealized gains of $2.5 million, respectively, from the valuation of our commodity derivative transactions (excluding fair value hedges), and unrealized losses of $25.0 million and $18.6 million, respectively, from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
(3)The nine months ended September 30, 2022 include $32.0 million in cash receipts associated with the sale of the Independence Hub platform by our 80% owned unrestricted subsidiary (as defined under our credit agreement), Independence Hub, LLC.
(4)The three and nine months ended September 30, 2022 include income associated with the repurchase and extinguishment of certain of our senior unsecured notes on the open market of $3.9 million and $8.6 million, respectively.
(5)Includes the difference in timing of cash receipts from or billings to customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(6)The nine months ended September 30, 2022 include PIK distributions, accretion on the redemption feature and valuation adjustments to the redemption feature as the associated preferred units were redeemed during the second quarter of 2022.
(7)On April 29, 2022, we sold our Independence Hub platform and recognized a gain on the sale of $40.0 million, of which $32.0 million was attributable to our 80% ownership interest.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$88,399	$79,638	$242,566	$216,562
Offshore natural gas pipeline revenue, excluding non-cash revenues	15,188	13,141	44,611	35,649
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses	(17,424)	(19,860)	(53,238)	(57,383)
Distributions from unrestricted subsidiaries(1)	—	—	—	32,000
Distributions from equity investments(2)	23,104	18,483	66,566	54,458
Offshore pipeline transportation Segment Margin	$109,267	$91,402	$300,505	$281,286

Volumetric Data 100% basis:
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	307,045	197,583	266,974	198,067
Poseidon	310,817	282,583	304,771	262,222
Odyssey	60,830	88,112	62,119	95,160
GOPL(3)	3,033	7,578	2,471	7,047
Total crude oil offshore pipelines	681,725	575,856	636,335	562,496

Natural gas transportation volumes (MMBtus/day)	408,866	358,618	398,060	338,598

Volumetric Data net to our ownership interest(4):
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	196,509	126,453	170,863	126,763
Poseidon	198,923	180,853	195,053	167,822
Odyssey	17,641	25,552	18,015	27,596
GOPL(3)	3,033	7,578	2,471	7,047
Total crude oil offshore pipelines	416,106	340,436	386,402	329,228

Natural gas transportation volumes (MMBtus/day)	115,203	114,671	112,710	108,673
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

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Offshore pipeline transportation Segment Margin for the 2023 Quarter increased $17.9 million, or 20%, from the 2022 Quarter primarily due to higher crude oil and natural gas activity and volumes and less overall downtime during the 2023 Quarter. The increase in our volumes during the 2023 Quarter is primarily a result of the King’s Quay Floating Production System (“FPS”), which achieved first oil in the second quarter of 2022, and has since ramped up production levels reaching approximately 130,000 barrels of oil equivalent per day in the 2023 Quarter, and the Argos FPS, which achieved first oil in April 2023. The King’s Quay FPS, which is supporting the Khaleesi, Mormont and Samurai field developments, is life-of-lease dedicated to our 100% owned crude oil and natural gas lateral pipelines and further downstream to our 64% owned Poseidon and CHOPS crude oil systems or our 25.67% owned Nautilus natural gas system for ultimate delivery to shore. The Argos FPS, which supports BP’s operated Mad Dog 2 field development, began producing in the second quarter of 2023 and achieved production levels of approximately 90,000 barrels of oil per day in the 2023 Quarter, with 100% of the volumes flowing through our 64% owned and operated CHOPS pipeline for ultimate delivery to shore. We expect to continue to benefit from King’s Quay FPS and Argos FPS volumes throughout 2023 and over their anticipated production profiles. In addition to these developments, activity in and around our Gulf of Mexico asset base continues to be robust, including incremental in-field drilling at existing fields that tie into our infrastructure. Lastly, the 2023 Quarter had less overall downtime as compared to the 2022 Quarter, which was primarily a result of no weather-related events and no significant planned producer downtime during the period.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Offshore pipeline transportation Segment Margin for the first nine months of 2023 increased $19.2 million, or 7%, from the first nine months of 2022 primarily due to increased crude oil and natural gas activity, primarily from volumes associated with the King’s Quay FPS, as first oil was achieved in the 2022 Quarter. The 2023 period benefited from nine months of volumes from King’s Quay, including its ramp in production to levels reaching approximately 130,000 barrels of oil equivalent per day during 2023. Additionally, the first nine months of 2023 benefited from volumes at the Argos FPS, which achieved first oil in April 2023. These increases were offset by distributions received from one of our unrestricted subsidiaries, Independence Hub LLC, of $32 million from the sale of its platform asset in 2022.

Soda and Sulfur Services Segment
Operating results for our soda and sulfur services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Volumes sold:
NaHS volumes (Dry short tons “DST”)	27,325	29,441	81,501	97,243
Soda Ash volumes (short tons sold)	867,319	776,284	2,424,150	2,293,213
NaOH (caustic soda) volumes (DST)	18,229	23,186	58,751	65,983

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$36,360	$42,821	$116,568	$136,633
NaOH (caustic soda) revenues	14,044	19,774	49,839	50,451
Revenues associated with Alkali Business(1)	350,121	228,414	1,098,951	651,105
Other revenues	1,142	2,263	3,915	6,716
Total external segment revenues, excluding non-cash revenues	$401,667	$293,272	$1,269,273	$844,905

Segment Margin (in thousands)	$61,957	$80,067	$217,319	$219,143

Average index price for NaOH per DST(2)	$992	$1,177	$1,109	$1,075
(1)See discussion above in “Results of Operations — Revenues and Costs and Expenses” regarding revenues associated with our Alkali Business.
(2)Source: IHS Chemical.
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Soda and sulfur services Segment Margin for the 2023 Quarter decreased $18.1 million, or 23%, from the 2022 Quarter primarily due to lower export pricing in our Alkali Business and lower NaHS and caustic soda sales volumes and pricing during the 2023 Quarter, which was partially offset by higher soda ash sales volumes in the period. The 2023 Quarter was impacted by a decline in export pricing as compared to the 2022 Quarter (as well as when compared to the first half of 2023) as a result of slowing global demand and a slower than anticipated re-opening of China’s economy combined with the anticipated ramp in new global supply entering the market. We expect this volatility and supply and demand dynamic to continue to impact our pricing in the fourth quarter of 2023. We successfully restarted our original Granger production facility on January 1, 2023 and expect to see first production from our expanded Granger facility in the fourth quarter of 2023, which represents an incremental 750,000 tons of lower cost annual production that we anticipate to ramp up to. As a result of restarting our original Granger facility and ramping up production to its original nameplate capacity of approximately 500,000 tons on an annual basis, we had higher soda ash sales volumes during the 2023 Quarter. Once we complete the Granger Optimization Project (“GOP”), we would expect these incremental sales volumes to have a more meaningful impact to our reported Segment Margin in subsequent quarters as we can better absorb the fixed cost structure at our Granger facility.
In our sulfur services business, we experienced a decrease in Segment Margin due to a decrease in NaHS sales volumes and pricing. NaHS sales volumes, when compared to the 2022 Quarter, decreased due to multiple factors, including a reduction in production volumes from a host refinery that partially converted its facility into a renewable diesel facility in the fourth quarter of 2022 and continued pressure on demand (that also negatively impacted prices) and timing delays in shipments, primarily in South America. In addition, the 2022 Quarter experienced robust NaHS sales volumes and pricing due to an increase in demand from our mining customers, primarily in South America, and due to our ability to leverage our multi-faceted supply and terminal sites in our sulfur services business to capitalize on incremental spot volumes as certain of our competitors experienced one-off supply challenges. NaHS production volumes and inventory levels during the 2023 Quarter returned to a more normalized level, as the unplanned operational and weather-related outages we experienced in the second quarter of 2023 were resolved.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Soda and sulfur services Segment Margin for the first nine months of 2023 decreased $1.8 million, or 1%, from the first nine months of 2022 primarily due to lower NaHS and caustic soda sales volumes and pricing in our sulfur services business, which were mostly offset by higher domestic and export pricing and an increase in soda ash sales volumes in our Alkali Business during 2023. We successfully restarted our original Granger production facility on January 1, 2023 and ramped up the production to its original nameplate capacity of approximately 500,000 tons on an annual basis throughout the first nine months of 2023. Additionally, we had higher pricing on our domestic and export sales due to a strong supply and demand balance in the first half 2023, which weakened during the 2023 Quarter as noted above. These increases were partially offset by the lower production and ultimate sales of soda ash during the first quarter of 2023 from the extreme winter weather conditions that impacted our operations and certain supply chain functions, most notably the rail service in and out of the Green River Basin.
In our sulfur services business, we have experienced lower than expected production during 2023 due to multiple factors, including a slower than expected ramp up in production from the completion of a major turnaround at one of our largest host refineries in the fourth quarter of 2022, unplanned operational and weather-related outages at several of our host refineries during the second quarter of 2023 (which returned to normal operations during the 2023 Quarter), and lower production from a host refinery that partially converted their facility into a renewable diesel facility in the fourth quarter of 2022. In addition, we have experienced continued pressure on demand primarily in South America, which has negatively impacted sales volumes and prices. In comparison, during the first nine months of 2022, we experienced robust NaHS sales volumes and prices due to an increase in demand from our mining customers, primarily in South America, and due to our ability to leverage our multi-faceted supply and terminal sites in our sulfur services business to capitalize on incremental spot volumes as certain of our competitors experienced one-off supply challenges.

Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, trucks and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals and rail unloading facilities operating primarily within the U.S. Gulf Coast crude oil market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk purchased crude oil. Through these assets we offer our customers a full suite of services, including the following as of September 30, 2023:
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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Gathering, marketing, and logistics revenue	$188,276	$230,564	$517,262	$678,985
Crude oil pipeline tariffs and revenues	6,872	8,984	19,389	24,343
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(170,857)	(214,004)	(469,253)	(631,720)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(17,246)	(17,104)	(51,762)	(49,446)
Other	2,502	1,002	5,606	5,334
Segment Margin	$9,547	$9,442	$21,242	$27,496

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas	66,376	113,962	65,648	92,508
Jay	6,161	5,481	5,710	6,348
Mississippi	4,854	5,800	4,866	5,926
Louisiana(1)	60,973	127,827	70,843	103,195
Onshore crude oil pipelines total	138,364	253,070	147,067	207,977

Crude oil and petroleum products sales	23,703	25,613	23,006	23,860
Rail unload volumes	—	15,130	—	14,485
(1)Total daily volumes for the three and nine months ended September 30, 2023 include 42,622 and 34,720 Bbls/day, respectively, of intermediate refined products and 17,201 and 35,564 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines. Total daily volumes for the three and nine months ended September 30, 2022 include 23,265 and 27,131 Bbls/day, respectively, of intermediate refined products and 87,656 and 62,172 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Onshore facilities and transportation Segment Margin for the 2023 Quarter increased $0.1 million, or 1%, from the 2022 Quarter primarily due to a favorable mix of terminal and pipelines volumes on our Baton Rouge corridor assets (as we get a higher contribution to Segment Margin on intermediate refined products moving through our assets) and higher volumetric gains on our pipelines during the 2023 Quarter. These increases were offset by a decrease in rail unload volumes in the 2023 Quarter. The 2022 Quarter had an increase in rail volumes as a result of our main customer sourcing volumes to replace international volumes that were impacted by certain geopolitical events in the period. The rail unload volumes during the 2022 Quarter also increased our Louisiana pipeline volumes in the respective period as the crude oil unloaded was subsequently transported on our Louisiana pipeline to our customer’s refinery complex.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Onshore facilities and transportation Segment Margin for the first nine months of 2023 decreased $6.3 million, or 23%, from the first nine months of 2022. This decrease is primarily due to an overall decrease in activity on our Baton Rouge corridor assets, specifically our rail unload and pipeline volumes, and a decrease in volumes on our Texas pipeline system during the first nine months of 2023.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel capacity ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues (in thousands):
Inland freight revenues	$30,974	$27,758	$94,067	$74,990
Offshore freight revenues	29,459	20,878	83,341	63,769
Other rebill revenues(1)	19,787	29,159	63,381	71,130
Total segment revenues	$80,220	$77,795	$240,789	$209,889

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses (in thousands)	$53,094	$62,516	$162,211	$164,900

Segment Margin (in thousands)	$27,126	$15,279	$78,578	$44,989

Fleet Utilization:(2)
Inland Barge Utilization	99.4%	100.0%	99.8%	97.3%
Offshore Barge Utilization	98.5%	94.0%	97.6%	96.1%
(1)Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2)Utilization rates are based on a 365-day year, as adjusted for planned downtime and dry-docking.
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Marine transportation Segment Margin for the 2023 Quarter increased $11.8 million, or 78%, from the 2022 Quarter. This increase is primarily attributable to higher day rates in our inland and offshore businesses, including the M/T American Phoenix, during the 2023 Quarter. Demand for our barge services to move intermediate and refined products remained high during the 2023 Quarter due to the continued strength of refinery utilization rates as well as the lack of new supply of similar type vessels (primarily due to higher construction costs and long lead times for construction) as well as the retirement of older vessels in the market. These factors have also contributed to an overall increase in spot and term rates for our services. Additionally, the M/T American Phoenix is under contract for the remainder of 2023 with an investment grade customer at a more favorable rate than 2022, and during the 2023 Quarter, we entered into a new three-and-a-half-year contract starting in January of 2024 with a credit-worthy counterparty at the highest day rate we have received since we first purchased the vessel in 2014.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Marine transportation Segment Margin for the first nine months of 2023 increased $33.6 million, or 75%, from the first nine months of 2022. This increase is primarily attributable to an increase in overall day rates in our inland and offshore business, including the M/T American Phoenix. In addition, we have continued to see strong demand for our barge services to move intermediate and refined products keeping utilization rates high across both periods. The strong demand from our customers as well as the lack of new supply of similar type vessels and the retirement of older vessels in the market have contributed the increase in day rates discussed above.

Other Costs, Interest and Income Taxes
General and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$12,724	$13,104	$37,220	$38,060
Segment	1,016	904	2,936	2,758
Long-term incentive compensation expense	3,030	2,091	7,992	5,126
Third party costs related to business development activities and growth projects	—	939	105	6,881
Total general and administrative expenses	$16,770	$17,038	$48,253	$52,825
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Total general and administrative expenses for the 2023 Quarter decreased by $0.3 million from the 2022 Quarter primarily due to lower third party costs related to business development activities and growth projects and lower overall corporate expenses. These decreases were partially offset by an increase in our long-term incentive compensation expense during the 2023 Quarter as a result of the assumptions used to value our outstanding awards.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Total general and administrative expenses for the first nine months of 2023 decreased by $4.6 million primarily due to lower third party costs related to business development activities and growth projects as the first nine months of 2022 included costs associated with the issuance of our Alkali senior secured notes and related sale of the ORRI Interests, as well as costs associated with the divestiture of our previously owned Independence Hub platform. These decreases were partially offset by an increase in our long-term compensation expense during the first nine months of 2023.
Depreciation, depletion and amortization expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Depreciation and depletion expense	$65,211	$71,224	$200,846	$208,941
Amortization expense	3,168	2,722	9,120	8,184
Total depreciation, depletion and amortization expense	$68,379	$73,946	$209,966	$217,125
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Total depreciation, depletion and amortization expense for the 2023 Quarter decreased by $5.6 million from the 2022 Quarter. This decrease is primarily attributable to the 2022 Quarter including an acceleration of depreciation on our asset retirement obligation assets as a result of updates to the estimated timing and costs associated with certain of our non-core offshore gas assets as well as certain of our assets becoming fully depreciated throughout the period. This decrease was partially offset by our continued growth and maintenance capital expenditures and placing new assets into service throughout the period and subsequent to the period ended September 30, 2022.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Total depreciation, depletion and amortization expense for the first nine months of 2023 decreased by $7.2 million from the first nine months of 2022. This decrease is primarily attributable to 2022 including an acceleration of depreciation on our asset retirement obligation assets as a result of updates to the estimated timing and costs associated with certain of our non-core offshore gas assets. This decrease was partially offset by an overall increase in our depreciable asset base due to our continued growth and maintenance capital expenditures and placing new assets into service subsequent to the period ended September 30, 2022.

Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$5,970	$3,008	$15,461	$6,635
Interest expense, Alkali senior secured notes	6,243	6,187	18,727	9,292
Interest expense, senior unsecured notes	57,874	51,641	172,059	157,700
Amortization of debt issuance costs, premium and discount	2,393	2,166	7,033	6,317
Capitalized interest	(10,900)	(5,292)	(29,223)	(11,171)
Interest expense, net	$61,580	$57,710	$184,057	$168,773
Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022
Interest expense, net for the 2023 Quarter increased by $3.9 million primarily due to an increase in interest on our senior secured credit facility and an increase in interest on our senior unsecured notes. The increase in interest expense associated with our senior secured credit facility is primarily due to an increase in the SOFR rate, which is one of the main components of our interest rate, compared to the 2022 Quarter, and a higher average outstanding indebtedness during the 2023 Quarter. The increase in interest expense associated with our senior unsecured notes is primarily related to the issuance of our 2030 Notes in January 2023, which have a higher principal and interest rate than the 2024 Notes that were redeemed in January 2023 (see further discussion in Note 10 in our Unaudited Condensed Consolidated Financial Statements). This increase was partially offset by higher capitalized interest during the 2023 Quarter as a result of our increased capital expenditures associated with the GOP and our offshore growth capital construction projects.
Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022
Net interest expense for the first nine months of 2023 increased by $15.3 million due to an increase in interest on our Alkali senior secured notes issued in May 2022, an increase in interest on our senior secured credit facility, and an increase in interest on our senior unsecured notes, which was partially offset by higher capitalized interest. The increase in interest expense associated with our senior secured credit facility is primarily due to an increase in the SOFR rate, which is one of the main components of our interest rate, compared to the first nine months of 2022, and higher outstanding indebtedness during the first nine months of 2023. The increase in interest expense associated with our senior unsecured notes was primarily related to the issuance of our 2030 Notes in January 2023, which have a higher principal and interest rate than the 2024 Notes that were redeemed in January 2023. This increase was partially offset by higher capitalized interest during the first nine months of 2023 as a result of our increased capital expenditures associated with the GOP and our offshore growth capital construction projects.
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
On April 3, 2023, July 3, 2023 and October 2, 2023, we entered into purchase agreements with the Class A Convertible Preferred unitholders whereby we redeemed a total of 2,224,860 Class A Convertible Preferred Units at an average purchase price of $33.71 per unit. The redemption of these Class A Convertible Preferred Units, which carried an annual coupon rate of 11.24%, has allowed us to lower our overall cost of capital.
In an effort to return capital to our investors, we announced the Repurchase Program on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program will be reviewed no later than December 31, 2024 and may be suspended or discontinued at any time prior thereto. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be canceled. During the three months ended September 30, 2023, we repurchased and cancelled a total of 114,900 Class A Common Units at an average price of approximately $9.09 per unit for a total purchase price of $1.0 million, including commissions, which is reflected as a reduction to the carrying value of our “Partners’ Capital - Common unitholders” on our Unaudited Condensed Consolidated Balance Sheet. We anticipate funding any future repurchase activity with a portion of our cash flows from operations and liquidity available under our senior secured credit facility.
The successful completion of our new credit agreement (including its extended maturity and increased borrowing capacity), the refinancing of our previously held 2024 Notes, and the continued efforts to simplify our capital structure and lower our overall cost of capital has extended our debt maturity runway and has provided us a significant amount of liquidity to utilize for funding the remaining growth capital expenditures associated with the Granger expansion and our offshore growth projects (as discussed in further detail below), amongst other things. The available borrowing capacity under our senior secured credit facility at September 30, 2023 is $642.1 million, subject to compliance with covenants. Our new credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
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
At September 30, 2023, our debt totaled approximately $3.7 billion, consisting of $198.4 million outstanding under our senior secured credit facility (including $21.7 million borrowed under the inventory sublimit tranche), $3.0 billion of senior unsecured notes and $425.0 million of Alkali senior secured notes (of which $8.7 million is current), which are secured by the ORRI Interests. Our senior unsecured notes balance is comprised of $534.8 million carrying amount due October 2025, $339.3 million carrying amount due May 2026, $981.2 million carrying value due January 2027, $679.4 million carrying amount due February 2028 and $500.0 million carrying amount due April 2030.
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
Net cash flows provided by our operating activities for the nine months ended September 30, 2023 were $396.4 million compared to $252.6 million for the nine months ended September 30, 2022. The increase in cash flows from operating activities is primarily attributable to changes in working capital between the two periods and our reported increase in Segment Margin during 2023 relative to Segment Margin in 2022 (which included the $32 million distribution received from one of our unrestricted subsidiaries, Independence Hub LLC, from the sale of its platform asset that was classified as a cash inflow from investing activities).
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

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$3,758	$5,127
Soda and sulfur services assets	49,866	49,965
Marine transportation assets	26,870	28,704
Onshore facilities and transportation assets	5,602	1,715
Information technology systems and corporate assets	789	5,012
Total maintenance capital expenditures	86,885	90,523
Growth capital expenditures:
Offshore pipeline transportation assets(1)	285,291	157,785
Soda and sulfur services assets	33,243	64,733
Marine transportation assets	5,673	—
Onshore facilities and transportation assets	4,787	—
Information technology systems and corporate assets	7,834	6,960
Total growth capital expenditures	336,828	229,478
Total capital expenditures for fixed and intangible assets	423,713	320,001
Capital expenditures related to equity investees	4,463	5,441
Total capital expenditures	$428,176	$325,442
(1)Growth capital expenditures in our offshore pipeline transportation segment for 2023 and 2022 represent 100% of the costs incurred.

Growth Capital Expenditures
On September 23, 2019, we announced the GOP. The anticipated completion date of the project is the fourth quarter of 2023. The expansion is expected to increase our production at the Granger facilities by approximately 750,000 tons per year.
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
Distributions to Unitholders
On August 14, 2023, we paid a distribution to our common unitholders of $0.15 per common unit related to the second quarter of 2023. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per preferred unit (or $3.7892 on an annualized basis) for each preferred unit held of record. These distributions were paid on August 14, 2023 to unitholders holders of record at the close of business July 31, 2023.
In October 2023, we declared our quarterly distribution to our common unitholders of $0.15 per common unit totaling $18.4 million with respect to the 2023 Quarter and a distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on November 14, 2023 to unitholders of record at the close of business on October 31, 2023.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
September 30, 2023
(in thousands)
ASSETS:
Current assets	$1,053,362
Fixed assets and mineral leaseholds, net	3,805,414
Non-current assets(1)	981,481

LIABILITIES AND CAPITAL:(2)
Current liabilities	969,571
Non-current liabilities	3,740,606
Class A Convertible Preferred Units	839,695

Statement of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Nine Months Ended September 30, 2023
(in thousands)
Revenues(3)	$2,301,638
Operating costs	2,093,566
Operating income	208,072
Income before income taxes	91,109
Net income(2)	89,362
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(69,220)
Net income attributable to common unitholders	$20,142
(1)Excluded from non-current assets in the table above are $10.9 million of net intercompany receivables due to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of September 30, 2023.
(2)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
(3)Excluded from revenues in the table above are $2.1 million of sales from Guarantor Subsidiaries to non-Guarantor Subsidiaries for the nine months ended September 30, 2023.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the “Non-GAAP Financial Measures” as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Net income attributable to Genesis Energy, L.P.	$58,070	$3,385
Income tax expense	574	660
Depreciation, depletion, amortization and accretion	71,099	76,301
Plus (minus) Select Items, net	(767)	45,583
Maintenance capital utilized(1)	(17,200)	(14,400)
Cash tax expense	(200)	(250)
Distributions to preferred unitholders	(22,612)	(18,684)
Available Cash before Reserves	$88,964	$92,595
(1)For a description of the term “maintenance capital utilized”, please see the definition of the term “Available Cash before Reserves” discussed below. Maintenance capital expenditures in the 2023 Quarter and 2022 Quarter were $33.6 million and $44.3 million, respectively.
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

		Three Months Ended September 30,
		2023	2022
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements(1)	$11,385	$13,775
	Certain non-cash items:
	Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value(2)	(12,299)	26,295
	Loss on debt extinguishment	—	293
	Adjustment regarding equity investees(3)	6,387	5,247
	Other	(7,228)	(1,659)
	Sub-total Select Items, net	(1,755)	43,951
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs	—	939
	Other	988	693
	Total Select Items, net(4)	$(767)	$45,583

(1)Includes the difference in timing of cash receipts from or billings to customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(2)The 2023 Quarter includes unrealized gains of $12.3 million from the valuation of our commodity derivative transactions (excluding fair value hedges). The 2022 Quarter includes unrealized losses of $1.3 million from the valuation of our commodity derivative transactions (excluding fair value hedges) and an unrealized loss of $25.0 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
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
Forward Looking Statements
The statements in this Quarterly Report on Form 10-Q that are not historical information may be “forward looking statements” as defined under federal law. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions, estimated or projected future financial performance, and other such references are forward-looking statements, and historical performance is not necessarily indicative of future performance. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:
•demand for, the supply of, our assumptions about, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas, NaHS, soda ash, and caustic soda, all of which may be affected by economic activity, capital expenditures by energy producers, weather, alternative energy sources, international events (including the war in Ukraine and the conflict in Israel), global pandemics, inflation, the actions of OPEC and other oil exporting nations, conservation and technological advances;
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
•the impact of natural disasters, international military conflicts (such as the war in Ukraine and the conflict in Israel), global pandemics, epidemics, accidents or terrorism, and actions taken by governmental authorities and other third parties in response thereto, on our business financial condition and results of operations;
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
The table below sets forth information regarding our purchases of Class A Common Units during the 2023 Quarter pursuant to the Repurchase Program (see Note 11 to our Unaudited Condensed Consolidated Financial Statements) announced on August 8, 2023.

Period	Total number of units repurchased	Average price per unit	Total number of units purchased as part of publicly announced plans	Maximum number of units that may yet be purchased under the plan
July 1 - July 31, 2023	—	$—	—	—
August 1 - August 31, 2023	104,900	$8.96	104,900	12,149,092
September 1 - September 30, 2023	10,000	$10.15	10,000	12,139,092
Total	114,900		114,900

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	November 2, 2023	By:	/s/ KRISTEN O. JESULAITIS
Kristen O. Jesulaitis
Chief Financial Officer
(Duly Authorized Officer)