Form 10-K
period 2023-12-31
GENESIS ENERGY LP
filed 2024-02-23
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common units held by non-affiliates of the Registrant on June 30, 2023 (the last business day of Registrant’s most recently completed second fiscal quarter) was approximately $995.3 million based on $9.55 per unit, the closing price of the common units as reported on the NYSE. For purposes of this computation, all executive officers and directors are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers and directors are affiliates. On February 22, 2024, the Registrant had 122,424,321 Class A Common Units and 39,997 Class B Common Units outstanding.

GENESIS ENERGY, L.P.
2023 FORM 10-K ANNUAL REPORT

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
FORWARD-LOOKING INFORMATION
The statements in this Annual Report on Form 10-K that are not historical information may be “forward looking statements” as defined under federal law. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions, estimated or projected future financial performance, and other such references are forward-looking statements, and historical performance is not necessarily indicative of future performance. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:
•demand for, the supply of, our assumptions about, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas, NaHS, soda ash, and caustic soda, all of which may be affected by economic activity, capital expenditures by energy producers, weather, alternative energy sources, international events (including the war in Ukraine and conflict in Israel), global pandemics, inflation, the actions of OPEC (as defined below) and other oil exporting nations, conservation and technological advances;
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
•service interruptions in our pipeline transportation systems, processing operations or mining facilities, including due to adverse weather events;
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
•the impact of natural disasters, international military conflicts (such as the conflict in Ukraine and the conflict in Israel), global pandemics, epidemics, accidents or terrorism, and actions taken by governmental authorities and other third parties in response thereto, on our business financial condition and results of operations;
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

PART I
Item 1. Business
General
We are a growth-oriented master limited partnership (“MLP”) formed in Delaware in 1996. Our common units are traded on the New York Stock Exchange, or NYSE, under the ticker symbol “GEL.” We are (i) a provider of an integrated suite of midstream services (primarily transportation, storage, sulfur removal, blending, terminaling and processing) for a large area of the Gulf of Mexico and the Gulf Coast region of the crude oil and natural gas industry and (ii) one of the leading producers in the world of natural soda ash. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, barges and other vessels, and trucks. The other core focus of our business is our trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling business based in Wyoming (our “Alkali Business”). Our Alkali Business mines and processes trona from which it produces natural soda ash, also known as sodium carbonate (Na2CO3), a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent, lithium hydroxide and lithium carbonate (which are key inputs in the production of lithium batteries) and a variety of chemicals and other industrial products, and has been operating for approximately 75 years.
We currently manage our businesses through four divisions that constitute our reportable segments: offshore pipeline transportation, soda and sulfur services, marine transportation and onshore facilities and transportation. For additional information, please review the section entitled “Financial Measures.” Our operations include, among others, the following diversified businesses, each of which is one of the leaders in its market, has a long commercial life and has significant barriers to entry:
•one of the largest pipeline networks (based on throughput capacity) in the Deepwater area of the Gulf of Mexico, an area that produced approximately 15% of the oil produced in the U.S. during 2023;
•one of the leading producers (based on tons produced) of natural soda ash in the world;
•one of the largest producers and marketers (based on tons produced) of sodium hydrosulfide (or NaHS, pronounced “nash”) in North and South America; and
•one of the leading providers of crude oil and petroleum transportation, storage, and other handling services for two of the largest refinery complexes in the U.S., one located in Baton Rouge, Louisiana and one in Baytown, Texas, both of which have been operational for over 100 years.
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
Offshore Pipeline Transportation Segment
We conduct our offshore crude oil and natural gas pipeline transportation and handling operations in the Gulf of Mexico through our offshore pipeline transportation segment, which focuses on providing a suite of services to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large-reservoir, long-lived crude oil and natural gas properties in the Gulf of Mexico, primarily offshore Texas, Louisiana and Mississippi. This segment provides services to one of the most active drilling and development regions in the U.S. (the Gulf of Mexico) a producing region representing approximately 15% of the crude oil production in the U.S. during 2023. Because the related pipelines and other infrastructure needed to develop the large-reservoir properties are capital intensive, we believe they are generally much less sensitive to short-term commodity price volatility, particularly once a project has been sanctioned.
We own interests in various offshore crude oil and natural gas pipeline systems, platforms and related infrastructure. Our interests in offshore crude oil pipeline systems (a number of which pipeline systems are substantial and/or strategically located) include approximately 1,396 miles of pipe with an aggregate design capacity of approximately 1,944 MBbls/day. For example, we own a 64% interest in the Poseidon oil pipeline system (“Poseidon pipeline”), and a 64% interest in the Cameron Highway oil pipeline system (“CHOPS pipeline”), which are two of the largest crude oil pipelines (in terms of both length and design capacity) located in the Gulf of Mexico. We also own 100% of the Southeast Keathley Canyon pipeline system (“SEKCO pipeline”), which is a deepwater pipeline currently servicing the Lucius, Buckskin and Hadrian North fields in the southern Keathley Canyon area of the Gulf of Mexico.

Our interests in operating offshore natural gas pipeline systems and related infrastructure include approximately 764 miles of pipe with an aggregate design capacity of approximately 2,308 MMcf/day. We also own an interest in two offshore hub platforms with an aggregate processing capacity of approximately 495 MMcf/day of natural gas and 123 MBbls/day of crude oil. Additionally, we own an interest in a number of junction and service platforms in the Gulf of Mexico, which are used to (i) interconnect the offshore pipeline network; (ii) provide an efficient means to perform pipeline maintenance; and (iii) increase or direct the flow on our pipelines via pumps and measurement equipment.
We generate cash flows from our offshore pipelines from fees charged to customers or substantially similar arrangements that otherwise limit our direct exposure to changes in commodity prices.
We believe our offshore pipeline transportation segment is well positioned to participate in both the energy transition and lower carbon world as barrels produced from the Gulf of Mexico are some of the least emission intensive barrels, from reservoir to refinery, of any barrel refined by Gulf Coast refineries (including shipping).
Soda and Sulfur Services Segment
Our soda and sulfur services segment includes our Alkali Business and our sulfur services business.
Our Alkali Business owns the largest leasehold position of accessible trona ore reserves in the Green River, Wyoming trona patch, a geological formation holding the vast majority of the world’s accessible trona ore reserves, which we mine to ultimately produce, market, and sell soda ash. Soda ash is utilized by our customers as a basic building block for a number of ubiquitous products, including flat glass, container glass, solar panels, dry detergent, lithium hydroxide and lithium carbonate (which are key inputs in the production of lithium batteries), as well as a variety of chemicals and other industrial products.
Our Alkali Business holds leases covering approximately 86,000 acres of land, containing an estimated 865 million short tons of proven and probable reserves of trona ore, representing an estimated remaining reserve life, including both dry mine and secondary recovery solution mine reserves, of over 100 years related to the seam currently being mined, which is disclosed in further detail in Item 2. “Properties.” Our Alkali Business also owns and operates soda ash production facilities, underground trona ore mines and brine (solution) mining operations and related equipment, logistics and other assets.
All of our Alkali Business’ mining and processing activities are conducted at its “Westvaco” and “Granger” facilities in Wyoming. Utilizing our two facilities near Green River, our Alkali Business involves the mining of trona ore, the processing of the trona ore into soda ash and the marketing, selling and distribution of the soda ash and specialty products.
We sell our soda ash and specialty products to a diverse customer base directly in the U.S., Canada, the European Community, the European Free Trade Area and the South African Customs Union. Our Alkali Business also sells soda ash through the American Natural Soda Ash Corporation (“ANSAC”) exclusively in all other markets. ANSAC was initially formed and operated as a nonprofit foreign sales association to promote export sales of U.S. produced soda ash and became a wholly owned subsidiary of Genesis Alkali Wyoming, L.P. on January 1, 2023. Our specialty products, including sodium sesquicarbonate, sodium bicarbonate and caustic soda are sold directly to our customers, regardless of geography.
As part of our sulfur services business, we (i) provide sulfur removal services by processing refineries high sulfur (or “sour”) gas streams to remove the sulfur at 11 refining or petrochemical processing facilities located mainly in Texas, Louisiana, Arkansas, Oklahoma, Montana and Utah; (ii) operate significant storage and transportation assets in relation to those services; and (iii) sell NaHS and NaOH (also known as caustic soda) to large industrial and commercial companies. Our sulfur services business consists of a variety of assets, including NaHS and caustic soda terminals as well as railcars, ships, barges and trucks we utilize to transport product. Our service contracts are typically long-term in nature and have an average remaining term of approximately three years. NaHS, the by-product of our sulfur services, constitutes the sole consideration we receive for these services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, Calumet and Ergon. We sell our NaHS to customers in a variety of industries, with the largest customers involved in the mining of base metals, primarily copper and molybdenum, and the production of pulp and paper. We believe we are one of the largest producers and marketers of NaHS in North and South America.
We believe our Alkali Business and sulfur services business are well positioned to participate in both the energy transition and a lower carbon world. Natural soda ash has a lower Greenhouse Gas footprint than synthetic soda ash as it is less energy intensive. In addition, synthetic soda ash creates by-products such as calcium chloride and ammonia chloride which need further handling, or are disposed of as waste, and ultimately increase synthetic soda ash’s carbon footprint. Our sulfur services business helps our host refineries lower their emissions by processing their sour gas streams using our proprietary, closed-loop, non-combustion technology to remove sulfur from the sour gas, whereas the traditional combustion technology releases certain levels of harmful gases and incremental carbon dioxide emissions into the atmosphere. Additionally, certain of our customers also utilize the NaHS we sell them to further reduce air emissions from various chemical and industrial activities.

Marine Transportation Segment
Our marine transportation segment provides transportation services by tank barge primarily for intermediate refined petroleum products, including heavy fuel oil and asphalt, as well as crude oil. We own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels and 42 push/tow boats (33 inland and 9 offshore). We also own the M/T American Phoenix, an ocean going tanker with 330,000 barrels of cargo capacity. The M/T American Phoenix is currently transporting crude oil.
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
We own four onshore crude oil pipeline systems, which consists of approximately 450 miles of pipe located in Texas, Louisiana, Alabama, Florida and Mississippi that are rate regulated by the Federal Energy Regulatory Commission, or FERC. The rates for certain segments of our Texas onshore pipeline are regulated by the Railroad Commission of Texas. We generate cash flows from our onshore pipelines via fees charged to customers. Each of our onshore pipeline systems has available capacity to accommodate potential future growth in volumes.
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
We have access to a suite of trucks and trailers, as well as terminals and tankage with approximately 4.2 million barrels of storage capacity (excluding capacity associated with our common carrier crude oil pipelines) in multiple locations along the Gulf Coast, which we use to service customers and for our own account. We utilize our logistical footprint to support the purchase and sale of gathered and bulk-purchased crude oil. Usually, our onshore facilities and transportation segment experiences limited direct commodity price risk because it utilizes back-to-back purchases and sales, matching sale and purchase volumes on a monthly basis. Unsold volumes are hedged with exchange-traded commodity derivatives to offset the remaining price risk.
Our Objectives and Strategies
Our primary objectives are to generate and grow stable free cash flows from operations and continue to deleverage our balance sheet, while never wavering from our commitment to safe and responsible operations, as well as continue to advance and integrate our sustainability program. We believe the following are critical to meet our objectives:
•New and increased volumes on our existing offshore assets in the Gulf of Mexico through long-term contracted commercial opportunities that require minimal to no additional investment from us. This includes a full ramp up in volumes from the Argos Floating Production System (“FPS”), which achieved first production in April 2023, and from the King’s Quay FPS and the Spruance development, both of which achieved first production in 2022.
•New incremental volumes from long-term contracted offshore commercial opportunities in the Gulf of Mexico, including the Shenandoah development, which will tie into our SYNC pipeline (which is currently under construction and defined and discussed further below under “Recent Developments and Status of Certain Growth Initiatives”) and further downstream to our CHOPS pipeline, and the Salamanca FPS, which will tie into our existing SEKCO pipeline for further transportation downstream to our existing pipeline network. These developments and their associated volumes are expected to come online in late 2024 and 2025.
•Increased capacity for soda ash production from our original Granger facility and its approximately 500,000 tons of annual production, which came back online on January 1, 2023, and our Granger Optimization Project (as defined below), which reached substantial completion and achieved first production in the fourth quarter of 2023 and is expected to ramp up to its 750,000 incremental tons of annual production in 2024.

•We continue to have a significant amount of available borrowing capacity under our senior secured credit facility, which will allow us, when combined with our increasing cash flows from operations as discussed above, to fund our high return capital projects, including the remaining capital commitments associated with our Granger Optimization Project, our SYNC pipeline and the expansion of our existing CHOPS pipeline (all of which are further discussed below in “Recent Developments and Status of Certain Growth Initiatives”), which will provide increased future cash flows to further deleverage our balance sheet once completed.
Business Strategy
Our primary business strategy is to provide an integrated suite of services to crude oil and natural gas producers, refiners, and industrial and commercial enterprises that use natural soda ash, NaHS and caustic soda. Successfully executing this strategy should enable us to generate and grow stable cash flows from operations.
We intend to execute this strategy by:
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
•Evaluating internal and third party growth opportunities (including asset and business acquisitions) that leverage our core competencies and strengths and further integrate our businesses; and
•Focusing on health, safety and environmental stewardship, and advancement of our sustainability program.
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
•Fund capital projects through a combination of the available borrowing capacity under our senior secured credit facility, internally generated cash flows from operations, or externally;
•Create strategic arrangements and share capital costs and risks through joint ventures and strategic alliances; and
•Pursue divestitures that support our deleveraging objective.
Competitive Strengths
We believe we are well positioned to execute our strategies and ultimately achieve our objectives due primarily to the following competitive strengths:
•Our businesses encompass a balanced, diversified portfolio of customers, operations and assets. We operate four business segments and own and operate assets that enable us to provide a number of services primarily to refiners, crude oil and natural gas producers, and industrial and commercial enterprises that use natural soda ash, NaHS and caustic soda. Our business lines complement each other by allowing us to offer an integrated suite of services to common customers across our segments. We are not dependent upon any one segment, customer or principal location for our revenues.

•Certain of our businesses are among the leaders in each of their respective markets and each of which has a long commercial life and significant barriers to entry. We operate, among others, diversified businesses, each of which is one of the leaders in its market, has a long commercial life, and has significant barriers to entry. We operate one of the largest pipeline networks (based on throughput capacity) in the Deepwater area of the Gulf of Mexico, an area that produced approximately 15% of the oil produced in the U.S. during 2023. We are one of the leading producers (based on tons produced) of natural soda ash in the world. We are one of the largest producers and marketers (based on tons produced) of NaHS in North and South America. We are one of the leading providers of crude oil and petroleum product transportation, storage and other handling services for two large, complex refineries in Baton Rouge, Louisiana and Baytown, Texas, both of which have been operational for over 100 years.
•We are financially flexible and have significant liquidity. As of December 31, 2023, we had $547.2 million of availability under our $850 million senior secured credit facility, subject to compliance with our covenants, including up to $180.7 million available under the $200.0 million petroleum products inventory loan sublimit and $95.5 million available for letters of credit. Our inventory borrowing base was $19.3 million at December 31, 2023.
•Our businesses provide relatively consistent consolidated financial performance. Our historically consistent financial performance, combined with our goal of a conservative capital structure over the long term, has allowed us to generate relatively stable and increasing cash flows from operations.
•We have limited direct commodity price risk exposure in our crude oil marketing business and cost exposure in our soda ash and NaHS businesses. The volumes of crude oil, refined products or intermediate feedstocks we purchase are either subject to back-to-back sales contracts or are hedged with exchange-traded derivatives to limit our direct exposure to movements in the price of the commodity, although we cannot completely eliminate commodity price exposure. We also try to minimize our exposure to fluctuations in natural gas, fuel and freight costs, which are key cost inputs in our Alkali Business, through the use of hedges. We have a risk management policy that requires us to monitor the effectiveness of the hedges as well as other limitations on the maximum levels of inventory we may hold that is not hedged. In addition, our service contracts with refiners allow us to adjust the rates we charge for processing to maintain a balance between NaHS supply and demand.
•Our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations are located in a significant producing region with large-reservoir, long-lived crude oil and natural gas properties. We provide a suite of services, primarily to integrated and large independent energy companies who make intensive capital investments to develop numerous large-reservoir, long-lived crude oil and natural gas properties in one of the largest producing regions in the U.S., the deepwater Gulf of Mexico.
•Our Alkali Business has significant cost advantages over synthetic production methods. Our Alkali Business has significant cost advantages over synthetic production methods, including lower raw material and energy requirements. According to Chemical Market Analytics (CMA), on average, the cash cost to produce natural soda ash has historically been about half of the cost to produce synthetic soda ash.
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
•Some of our onshore facilities and transportation assets are operationally flexible. Our portfolio of trucks, barges, pipelines, rail unloading facilities, tanks and terminals affords us flexibility within our existing regional footprint and provides us the capability to enter new markets and expand our customer relationships.
•Our marine transportation assets provide waterborne transportation throughout North America. We own and operate a fleet of barges and boats used to provide transportation services to both inland and offshore customers within a large North American geographic footprint. Our fleet consists of (i) 82 inland boats, of which all but four are heated and asphalt capable; (ii) nine offshore barges that transport crude oil and refined petroleum products along the Eastern Seaboard; and (iii) our ocean going tanker with 330,000 barrels of cargo capacity - the M/T American Phoenix. All of our vessels operate under the U.S. flag and are qualified for U.S. coastwise trade under the Jones Act.

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
Recent Developments and Status of Certain Growth Initiatives
The following is a brief listing of developments since December 31, 2022. Additional information regarding most of these items may be found elsewhere in this report.
Credit Facility Amendment
On February 17, 2023, we entered into the Sixth Amended and Restated Credit Agreement (our “credit agreement”) to replace our Fifth Amended and Restated Credit Agreement. Our senior secured credit agreement provides for a $850 million senior secured revolving credit facility. The credit agreement matures on February 13, 2026, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions.
Senior Unsecured Notes Issuance and Related Transactions
On January 25, 2023, we issued $500 million in aggregate principal amount of our 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”). Interest payments are due April 15 and October 15 of each year with the initial interest payment due on October 15, 2023. The issuance of our 2030 Notes generated net proceeds of approximately $491 million, net of issuance costs incurred. The net proceeds were used to purchase approximately $316 million of our existing 5.625% senior unsecured notes due June 15, 2024 (the “2024 Notes”), and pay the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended January 24, 2023, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our senior secured credit facility and for general partnership purposes. On January 26, 2023, we issued a notice of redemption for the remaining principal of approximately $25 million of our 2024 Notes, and discharged the indebtedness with respect to the 2024 Notes on February 14, 2023 by depositing the redemption amount with the trustee of the 2024 Notes for redemption of the 2024 Notes on February 25, 2023, all in accordance with the terms and conditions of the indenture governing the 2024 Notes.
On December 7, 2023, we issued $600 million in aggregate principal amount of our 8.25% senior unsecured notes due January 15, 2029 (the “2029 Notes”). Interest payments are due January 15 and July 15 of each year with the initial interest payment due on July 15, 2024. The issuance of our 2029 Notes generated net proceeds of approximately $583 million, net of the discount of $6.2 million and issuance costs incurred. The net proceeds were used to purchase $514.0 million of our $534.8 million senior unsecured notes due October 1, 2025 (the “2025 Notes”) then outstanding and pay the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended December 6, 2023. On December 8, 2023 we issued a notice of redemption for the remaining principal of $20.8 million of our 2025 Notes, and discharged the indenture governing the 2025 Notes as to all 2025 Notes issued thereunder on December 28, 2023 by depositing the redemption amount in trust with the trustee of the 2025 Notes for redemption of the 2025 Notes, all in accordance with the terms and conditions of the indenture governing the 2025 Notes.
Granger Optimization Project
On September 23, 2019, we announced the expansion of our original Granger facility (the “Granger Optimization Project” or “GOP”), which is expected to increase the production at our Granger facilities by approximately 750,000 tons per year. We reached substantial completion and achieved first production from the GOP during the fourth quarter of 2023 and expect our production to ramp to its expected capacity during 2024.
Offshore Growth Commitments and Capital Projects
During 2022, we entered into definitive agreements to provide transportation services for 100% of the crude oil production associated with two separate standalone deepwater developments that have a combined production capacity of approximately 160,000 barrels per day. In conjunction with these agreements, we are expanding the current capacity of the CHOPS pipeline and constructing a new 100% owned, approximately 105-mile, 20” diameter crude oil pipeline (the “SYNC pipeline”) to connect one of the developments to our existing asset footprint in the Gulf of Mexico. We plan to complete the construction in line with the producers’ plan for first oil achievement, which is currently expected in late 2024 or 2025. Additionally, in 2023, we entered into several additional definitive agreements with existing producers to further commit the volumes transported on our CHOPS pipeline. The producer agreements include long term take-or-pay arrangements and, accordingly, we are able to receive a project completion credit for purposes of calculating the leverage ratio under our credit agreement throughout the construction period.

Repurchase of Outstanding Units
On April 3, 2023, July 3, 2023 and October 3, 2023, we entered into separate purchase agreements with the Class A Convertible Preferred unitholders to redeem a total of 2,224,860 outstanding Class A Convertible Preferred Units (the “Redeemed Units”) at an average purchase price of $33.71 per unit.
Additionally, we announced a common equity repurchase program (the “Repurchase Program”) on August 8, 2023 authorizing the repurchase from time to time of up to 10% of then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. In 2023, we repurchased a total of 114,900 Class A Common Units at an average price of $9.09 per unit.
Market Update
Over the past several years, we have seen a heightened level of volatility in global markets and commodity prices driven by various events or circumstances outside of our control including, but not limited to, global pandemics, international military conflicts, geopolitical events and significant changes in economic policies. This volatility could negatively impact future prices for crude oil, natural gas, petroleum products and industrial products.
Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable, but are inherently uncertain. The uncertainties underlying our assumptions could cause our estimates to differ significantly from actual results. We will continue to monitor the current market environment and to the extent conditions deteriorate, we may identify triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in impairment charges that could be material to our results of operations.
We believe the fundamentals of our core businesses continue to remain strong and, considering the current industry environment and capital market behavior, we have continued our focus on deleveraging our balance sheet as further explained in “Liquidity and Capital Resources.”
Ownership Structure
We conduct our operations and own our operating assets through subsidiaries and joint ventures. As is customary with publicly traded limited partnerships, Genesis Energy, LLC, our general partner, is responsible for operating our business and providing all necessary personnel and other resources to do so.
The following chart depicts our organizational structure at December 31, 2023.

Unitholders
Non-economic
General Partner
Interest
122,424,321 Class A Common Units
39,997 Class B Common Units
23,111,918 Class A Convertible Preferred Units
Genesis Energy, L.P.
(and subsidiaries)
100%
Genesis Energy, LLC
(our general partner)
Segments
Offshore Pipeline Transportation
Soda and Sulfur Services
Marine Transportation
Onshore Facilities and Transportation

Description of Segments and Related Assets
We conduct our businesses through four operating segments: offshore pipeline transportation, soda and sulfur services, marine transportation and onshore facilities and transportation. These segments are strategic business units that provide a variety of midstream energy-related services as well as soda ash production, marketing and sales. Financial information with respect to each of our segments can be found in Note 14 to our Consolidated Financial Statements in Item 8. Below is a more detailed description of our segments and their related assets.
Offshore Pipeline Transportation
Offshore Crude Oil and Natural Gas Pipelines
We own interests in several crude oil and natural gas pipelines and related infrastructure located offshore in the Gulf of Mexico.
The table below reflects our interests in our operating offshore crude oil pipelines:

Offshore crude oil pipelines	Operator	System Miles	Design Capacity (Bbls/day)(1)	Interest Owned	Throughput (Bbls/day) 100% basis(1)	Throughput (Bbls/day) net to ownership interest
Main Lines
CHOPS Pipeline	Genesis	380	500,000	64%	274,527	175,697
Poseidon Pipeline	Genesis	332	490,000	64%	306,182	195,956
Odyssey Pipeline	Shell Pipeline	120	200,000	29%	59,535	17,265
Eugene Island Pipeline and Other	Genesis/Shell Pipeline	184	39,000	29%	2,622	2,622
Total		1,016	1,229,000		642,866	391,540

Lateral Lines(2)
SEKCO Pipeline	Genesis	149	115,000	100%
Shenzi Pipeline	Genesis	83	230,000	100%
Allegheny Pipeline	Genesis	40	140,000	100%
Marco Polo Pipeline	Genesis	37	120,000	100%
Constitution Pipeline	Genesis	67	80,000	100%
Tarantula	Genesis	4	30,000	100%
(1)Capacity figures presented represent 100% of the design capacity as of December 31, 2023 and throughput figures represent 100% of the volumes in the period; except for Eugene Island, which represents our net capacity and volumes in the undivided interest (29%) in that system. Ultimate capacities can vary primarily as a result of pressure requirements, installed pumps, related facilities and the viscosity of the crude oil actually moved.
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

•Eugene Island. The Eugene Island system is comprised of a network of crude oil pipelines, the main pipeline of which is 20 inches in diameter, to deliver crude oil from developments in the central Gulf of Mexico to other pipelines and onshore terminals in Louisiana. Other owners in Eugene Island include affiliates of Exxon Mobil and Shell Oil Company.
•SEKCO Pipeline. SEKCO pipeline is a deepwater pipeline serving the Buckskin oil, Hadrian North oil and Lucius oil and natural gas production areas located in the southern Keathley Canyon area of the Gulf of Mexico. Southeast Keathley Canyon Pipeline Company, LLC (“SEKCO”) has crude oil transportation agreements with various Gulf of Mexico producers who have dedicated their production from the Buckskin, Hadrian North and Lucius production areas to the SEKCO pipeline for the life of their reserves. The SEKCO pipeline will be directly connected to the Salamanca FPS, which is anticipated for first production in late 2024 or early 2025.
•Shenzi Pipeline. The Shenzi Pipeline delivers crude oil from the Shenzi production field located in the Green Canyon area of the Gulf of Mexico offshore Louisiana as well as from the King’s Quay FPS, which supports the Khaleesi, Mormont and Samurai field developments, to the CHOPS pipeline and Poseidon pipeline.
•Allegheny Pipeline. The Allegheny Pipeline connects the Allegheny and South Timbalier 316 platforms in the Green Canyon area of the Gulf of Mexico with the CHOPS pipeline and Poseidon pipeline.
•Marco Polo Pipeline. The Marco Polo Pipeline transports crude oil from our Marco Polo crude oil platform to an interconnect with the Allegheny Crude Oil Pipeline in Green Canyon Block 164.
•Constitution Pipeline. The Constitution Pipeline delivers crude oil from the Constitution, Constellation, Caesar Tonga and Ticonderoga production fields located in the Green Canyon area of the Gulf of Mexico to either the CHOPS pipeline or the Poseidon pipeline.
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
•High Island. The High Island Offshore System (“HIOS”) transports natural gas from producing fields located in the Galveston, Garden Banks, West Cameron, High Island and East Breaks areas of the Gulf of Mexico to the Kinetica Energy Express. HIOS includes 152 miles of pipeline and eight pipeline junction and service platforms that are regulated by the FERC. In addition, this system includes the 86-mile East Breaks Gathering System, which connects HIOS to the Hoover-Diana deepwater platform located in Alaminos Canyon Block 25.
•Anaconda. The Anaconda Gathering System gathers natural gas from producing fields located in the Green Canyon area in the Gulf of Mexico, as well as the King’s Quay FPS, which supports the Khaleesi, Mormont and Samurai field developments, to the Nautilus System.
•Green Canyon. The Green Canyon Laterals are a collection of small diameter pipelines that gather natural gas for delivery to HIOS and various other downstream pipelines.
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
Customers
Due to the capital requirements of exploring for and developing crude oil properties in the deepwater regions of the Gulf of Mexico, most of our offshore pipeline customers are integrated energy companies and other large independent producers, who desire to have longer-term arrangements ensuring that their production can access the markets.
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
Competition
Our principal competition in our offshore pipeline transportation business includes other crude oil and natural gas pipeline systems as well as producers who may elect to build or utilize their own production handling facilities. We compete for new production on the basis of geographic proximity to the source, cost of connection, available capacity, transportation rates and access to onshore markets. In addition, our access to future reserves will depend on our ability, or the producers’ ability, to fund the significant capital expenditures required to connect to the new production. In general, most of our offshore pipelines are not subject to regulatory rate-making authority, and the rates we charge for services are dependent on the quality of the service required by the customer and the amount and term of the reserve commitment by that customer.
 Soda and Sulfur Services
Our soda and sulfur services segment consists of our Alkali Business and our sulfur services business as discussed in further detail below.

Alkali Business
Our Alkali Business is one of the leading producers of natural soda ash worldwide. We provide our soda ash to a variety of industries such as flat glass, container glass, detergent, solar panel and lithium producers and chemical manufacturing. Soda ash, also known by its chemical name sodium carbonate (Na2CO3), is a highly valued raw material in the manufacture of glass due to its properties of lowering the melting point of silica in the batch. Soda ash is also valued by detergent manufacturers for its absorptive and water softening properties. We produce our products from trona, which we mine at two sites in the Green River Basin in Wyoming. The vast majority of the world’s accessible trona reserves are located in the Green River Basin. According to historical production statistics, approximately 30% of global soda ash capacity is from trona or similar sodium carbonate containing materials, with the remaining capacity being synthetic, which requires chemical transformation of limestone and salt using a significantly higher amount of energy. Producing soda ash from trona is significantly less expensive than producing it synthetically. In addition, life-cycle analyses reveal that production from trona consumes less energy and produces less carbon dioxide and fewer undesirable by-products than synthetic production.
Our Alkali Business includes the following:
•Dry mining of trona ore underground at our Westvaco facility;
•Secondary recovery of trona from previously dry mined areas underground at our Westvaco and Granger facilities through brine (solution) mining;
•Processing of raw trona ore into soda ash and specialty sodium alkali products; and
•Marketing, sale and distribution of alkali products.
During 2023 our Alkali Business had the ability to produce approximately 4.0 million tons of soda ash and downstream specialty products. We are expecting our production capacity to increase in 2024 as a result of the Granger Optimization Project, which reached substantial completion and had first production in the fourth quarter of 2023. We anticipate production from the GOP to ramp up to its expected 750,000 tons of incremental volumes over the next nine to twelve months. All mining and processing activities related to our products take place in our facilities located in the Green River Basin.
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

Marketing, Sale and Distribution of Alkali Products
We sell our soda ash products to customers directly in the U.S., Canada, the European Community, the European Free Trade Area and the South African Customs Union. We sell soda ash through ANSAC, our wholly owned subsidiary, exclusively in all other markets. All other alkali products are sold to customers directly regardless of geography.
All of our alkali products are produced and transported from our facilities in the Green River Basin via rail or truck to either our customers in North America, or to our leased shipping terminal in Portland, Oregon, where it is loaded onto ocean-going vessels to be sold and delivered to our other customers. We operate a fleet of approximately 4,000 covered hopper cars used to transport over 90% of the alkali products from the Green River facilities via a single rail line owned and operated by Union Pacific Railroad. We lease these railcars from banks and leasing companies under agreements with varying term-lengths. We recover costs of leasing through mileage credits paid under agreements with customers and carriers in accordance with established industry practices and government requirements.
We sell most of our Alkali products as soda ash. Soda ash is highly valued by manufacturers of flat and container glass because it lowers the temperature of the batch in a glass furnace. It is also valued by detergent manufacturers for its absorptive qualities. Soda ash is also a critical component in the manufacturing of batteries for electric vehicles as well as storage batteries for renewable energy. Demand for soda ash in the U.S. has been relatively flat over the last five years, with the exception of a slight decline in mid-2020 due to economic shutdowns related to the Covid-19 pandemic (which recovered in 2021 and 2022). Future demand growth for soda ash is primarily driven by global industrial production in emerging economies (as a growing middle class demands more products that use soda ash, such as glass for housing and autos and detergents for cleaning) with tailwinds from the energy transition (including demand for solar panels and lithium carbonate).
Our Alkali Business also markets sodium sesquicarbonate, sodium bicarbonate and caustic soda. The sodium sesquicarbonate and sodium bicarbonate products are important to a variety of end use categories including animal feed where they provide a rumen buffer to increase the yield of dairy cows or aid electrolyte balances in poultry or other livestock and flue gas desulfurization where they provide a neutralizing agent for acid gases or baking soda. Sodium bicarbonate provides leavening to baked goods and is used in a variety of household cleaning applications. In addition, we market sodium bicarbonate to private label manufacturers who package it for sale to retail grocery customers as baking soda. We also market sodium bicarbonate to manufacturers of packaged baked goods and similar products. Sodium bicarbonate is also sold to customers who use it in hemodialysis applications. Caustic is marketed by our Alkali Business regionally for a variety of water treatment, mining or agricultural applications.
Sulfur Services Business
Our sulfur services business primarily (i) provides sulfur removal services to 11 refining or petrochemical processing facilities located mainly in Texas, Louisiana, Arkansas, Oklahoma, Montana and Utah; (ii) operates significant storage and transportation assets in relation to those services; and (iii) sells NaHS and caustic soda to large industrial and commercial companies. Our sulfur removal services primarily involve processing refiners’ high sulfur (or “sour”) gas streams that the refineries have generated from crude oil processing operations. Our process applies our proprietary technology, which uses large quantities of caustic soda (the primary raw material used in our process) to act as a scrubbing agent under prescribed temperature and pressure to remove sulfur. Sulfur removal in a refinery is a key factor in optimizing production of refined products such as gasoline, diesel and aviation fuel. Our sulfur removal technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products, and simultaneously produces NaHS. The resultant NaHS constitutes the sole consideration we receive for our sulfur removal services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, Calumet and Ergon. Our 11 sulfur removal services contracts have an average remaining term of approximately three years. The timing upon which these contracts renew vary based upon location and terms specified within each specific contract.
Our soda and sulfur services footprint includes NaHS and caustic soda terminals in the Gulf Coast, the Midwest, Montana, Utah, British Columbia and South America. In conjunction with our onshore facilities and transportation segment, we sell and deliver (via railcars, ships, barges and trucks) NaHS and caustic soda to approximately 120 customers. We are one of the largest marketers of NaHS in North and South America. By minimizing our costs through utilization of our own logistical assets and leased storage sites, we believe we have a competitive advantage over other suppliers of NaHS. NaHS is used in the specialty chemicals business (plastic additives, dyes and personal care products), in the pulp and paper business, and in connection with mining operations (separating copper from molybdenum and in the mining of nickel and gold) as well as bauxite refining (aluminum). NaHS has also gained acceptance in environmental applications, including waste treatment programs requiring stabilization and reduction of heavy and toxic metals and flue gas scrubbing. Additionally, NaHS can be used for removing hair from hides at the beginning of the tannery process.

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
Customers
Our natural soda ash is sold to a diverse customer base in the U.S., Canada, Mexico, the European Community, the European Free Trade Area, the South African Customs Union and Asia.
We provide on-site sulfur removal services utilizing NaHS units at 11 refining and petrochemical processing facilities locations. Even though some of our customers have elected to own the sulfur removal facilities located at their refineries, we operate those facilities. We market all of our NaHS as well as small amounts of caustic soda for a handful of third parties.
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
Our soda and sulfur services segment is not dependent on any single or small group of customers. The loss of any one customer would not have a material adverse effect on us.
Competition - Alkali Business
The global soda ash market in which our Alkali Business operates in is competitive. Competition is based on a number of factors such as price, favorable logistics and consistent customer service. In North America, primary competition is from other U.S.-based natural soda ash operations such as Solvay Chemicals, Sisecam Resources LP, and Tata Chemicals Soda Ash Partners in Wyoming, and Searles Valley Minerals in California. Because of the structural cost advantages of natural soda ash production in the U.S., including lower raw material and energy requirements, imports have not been an important source of competition in North America. According to IHS, on average, the cash cost to produce natural soda ash has been about half the cost to produce synthetic soda ash. Outside of North America, we face competition primarily from producers of soda ash using the synthetic method, and to a lesser extent, producers of natural soda ash based in Turkey, China and Africa as well as other U.S. based natural soda ash producers. Our Alkali Business’ specialty Alkali products also experience significant competition from producers of sodium bicarbonate, such as Church & Dwight Co., Solvay Chemicals and Natural Soda LLC.
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
Our competitors for sales of caustic soda include manufacturers of caustic soda. These competitors supply caustic soda to our soda and sulfur services operations and support us in our third-party caustic soda sales. By utilizing our storage capabilities and having access to transportation assets, we sell caustic soda to third parties who gain efficiencies from acquiring both NaHS and caustic soda from one source.

Marine Transportation
Our marine transportation segment consists of (i) our inland marine fleet which transports intermediate refined petroleum products, including asphalt, principally serving refineries and storage terminals along the Gulf Coast, Intracoastal Canal and western river systems of the U.S., principally along the Mississippi River and its tributaries; (ii) our offshore marine fleet which transports crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean; and (iii) our modern double-hulled, Jones Act qualified tanker, M/T American Phoenix, which is currently under charter serving a customer along the Gulf Coast and Eastern Seaboard. The below table includes operational information relating to our marine transportation fleet:

	Inland	Offshore	American Phoenix
Aggregate Fleet Design Capacity (MBbls)	2,285	884	330
Individual Vessel Capacity Range (MBbls)(1)	23-39	65-135	330

Number of:
Push/Tug Boats	33	9	—
Barges	82	9	—
Product Tankers	—	—	1
(1)Represents capacity per barge ranges on our inland and offshore barge, as well as the capacity of our M/T American Phoenix.
Customers
Our marine customers are primarily refiners as well as large energy companies. In 2023, approximately 90% of the revenue we generated stemmed from contracts with refiners. Our M/T American Phoenix is currently operating under a charter with a refining customer. We are a provider of transportation services for our customers and, in almost all cases, do not assume ownership of the products we transport. Marine transportation services are conducted under term contracts, some of which have renewal options for customers with whom we have traditionally had long-standing relationships, as well as spot contracts. Most of our customers have been our customers for many years and we generally anticipate continued relationships; however, there is no assurance that any individual contract will be renewed.
A term contract is an agreement with a specific customer to transport cargo from a designated origin to a designated destination at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate us from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented over 95% of our marine transportation revenues under term contracts during 2023 and 2022. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. During 2023 and 2022, approximately 70% and 46%, respectively, of our marine transportation revenues were from term contracts and 30% and 54%, respectively, were from spot contracts.
Competition
Our competitors for the marine transportation of crude oil and heavy refined petroleum products are midstream MLPs with marine transportation divisions, refineries and other companies that are in the business of solely marine transportation operations. Competition among common marine carriers is based on a number of factors including proximity to production, refineries and connecting infrastructures, customer service, and transportation pricing.

Our marine transportation segment also competes with other modes of transporting crude oil and heavy refined petroleum products, including pipeline, rail and trucking operations. Each mode of transportation has different advantages and disadvantages, which often are fact and circumstance dependent. For example, without requiring longer-term economic commitments from shippers, marine and truck transportation can offer shippers much more flexibility to access numerous markets in multiple directions (i.e., pipelines tend to flow in a single direction and are geographically limited by their receipt and delivery points with other pipelines and facilities), and our marine transportation offers shippers certain economies of scale as compared to truck transportation. In addition, due to construction costs and timing considerations, marine and truck transportation can provide cost effective and immediate services to a nascent producing region, whereas new pipelines can be very expensive and time consuming to construct and may require shippers to make longer-term economic commitments, such as take-or-pay commitments. On the other hand, in mature developed areas serviced by extensive, multi-directional pipelines, with extensive connections to various markets, pipeline transportation may be preferred by shippers, especially if shippers are willing to make longer-term economic commitments, such as take-or-pay commitments. Lastly, all but four of our inland marine transportation barges are asphalt capable and heated. This allows us to transport intermediate refined products that require heat, which other modes of transportation are not necessarily equipped to handle.
Onshore Facilities and Transportation
We provide onshore facilities and transportation services to Gulf Coast crude oil refineries and producers through a combination of purchasing, transporting, storing, blending and marketing of crude oil and refined products (primarily fuel oil, asphalt, and, at times, other heavy refined products). In connection with these services, we utilize our increasingly integrated portfolio of logistical assets consisting of pipelines, trucks, terminals and barges. The integrated nature of our onshore facilities and transportation assets is particularly evident in areas such as Louisiana and Texas. Our crude oil related services include gathering crude oil from producers at the wellhead, transporting crude oil by gathering line, truck and barge to pipeline injection points, transporting crude oil for our gathering and marketing operations and for other shippers on our pipelines and marketing crude oil to refiners. Not unlike our crude oil operations, we also have the ability to gather refined products from refineries, transport refined products via pipeline, truck, railcar and barge, and sell refined products to customers in wholesale markets. For certain of these services, we generate fee-based income related to the transportation services provided. In some cases, we also profit equal to the difference between the price at which we re-sell the crude oil and petroleum products and the price at which we purchase the crude oil and petroleum products, less the associated costs of aggregation and transportation.
Our crude oil onshore facilities and transportation operations are concentrated in Texas, Louisiana, Alabama, Florida and Mississippi. These operations help to ensure (among other things) a base supply source for our crude oil pipeline systems, refinery customers and other shippers while providing our producer customers with a market outlet for their production. By utilizing our network of pipelines, trucks, rail unloading facilities, barges, tanks and terminals, we are able to provide transportation related services to, and in many cases back-to-back gathering and marketing arrangements with, crude oil refiners and producers. Additionally, our crude oil and petroleum product gathering and marketing expertise and knowledge base provide us with an ability to capitalize on opportunities that arise from time to time in our market areas. We gather and market approximately 23,000 Bbls/day (as of December 31, 2023) of crude oil and petroleum products, most of which is produced from large resource basins throughout Texas and the Gulf Coast. Our crude oil pipelines transport many of these barrels, as well as barrels for third party producers and refiners to which we charge fees for our transportation services. Given our network of terminals, we also have the ability to store crude oil during periods of contango (crude oil prices for future deliveries are higher than for current deliveries) for delivery in future months. When we purchase and store crude oil during periods of contango, we attempt to limit direct commodity price risk by simultaneously entering into a contract to sell the inventory in a future period, either with a counterparty or in the crude oil futures market. The most substantial component of the costs we incur while aggregating crude oil and petroleum products relates to operating our fleet of owned and leased trucks and incurring other transportation related costs.
Onshore Crude Oil Pipelines
Through the onshore pipeline systems and related assets we own and operate, we transport crude oil for our gathering and marketing operations and for other shippers pursuant to tariff rates regulated by the FERC or the Railroad Commission of Texas (“TXRRC”). Accordingly, we offer transportation services to any shipper of crude oil, if the products tendered for transportation satisfy the conditions and specifications contained in the applicable tariff. Pipeline revenues are a function of the level of throughput and the particular point where the crude oil is injected into the pipeline and the delivery point. We also may earn revenue from pipeline loss allowance volumes. In exchange for bearing the risk of pipeline volumetric losses, we deduct volumetric pipeline loss allowances and crude oil quality deductions. Such allowances and deductions are offset by measurement gains and losses. When our actual volume losses are less than the related allowances and deductions, we recognize the difference as income and inventory available for sale valued at the market price for the crude oil.
The margins from our onshore crude oil pipeline operations are equal to the revenues we generate from regulated published tariffs and pipeline loss allowances less the fixed and variable costs of operating and maintaining our pipelines.

We own and operate four onshore common carrier crude oil pipeline systems: the Texas System, the Jay System, the Mississippi System, and the Louisiana System.

	Texas System	Louisiana System	Jay System	Mississippi System
Product	Crude Oil	Crude Oil, Intermediates, and Refined Products	Crude Oil	Crude Oil
Interest Owned	100%	100%	100%	100%
Design Capacity (Bbls/day)	Existing 8" - 60,000 Looped 18" - 275,000	350,000	150,000	45,000
2023 Throughput (Bbls/day)	70,032	65,895	5,793	4,635
System Miles	47	51	143	207
Approximate owned tankage storage capacity (Bbls)	1,100,000	330,000	230,000	247,500
Location	Hastings Junction, TX to Webster, TX Texas City, TX to Webster, TX	Port Hudson, LA to Baton Rouge, LA Baton Rouge, LA to Port Allen, LA	Southern AL/FL to Mobile, AL	Soso, MS to Liberty, MS
Rate Regulated	FERC/TXRRC	FERC	FERC	FERC
•Texas System. Our Texas System takes delivery of crude oil volumes at Texas City (which includes the capability of receiving various Gulf of Mexico pipeline volumes) for delivery to our Webster, Texas facility, which ultimately connects to other crude oil pipelines. Our Texas System also transports crude oil from Hastings Junction (south of Houston, Texas) to several delivery points near Houston, Texas (including our Webster, Texas facility). We earn a tariff for our transportation services, with the tariff rate per barrel of crude oil varying with the distance from injection point to delivery point.
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
•Louisiana System. Our Louisiana System connects the Anchorage Tank Farm to our Port of Baton Rouge Terminal (which was built to service Exxon Mobil Corporation’s Baton Rouge refinery, which is one of the largest refinery complexes in North America, with more than 500,000 Bbls/day of refining capacity), allowing bidirectional flow of crude oil, intermediates and refined products between the Anchorage Tank Farm and this terminal via a dedicated crude oil pipeline and a dedicated intermediates pipeline. Total daily volume for the year ended December 31, 2023 includes 32,458 and 33,019 Bbls/day of intermediate refined products and crude oil, respectively, associated with our Port of Baton Rouge Terminal pipelines. Our Louisiana system also transports crude oil from Port Hudson to our Baton Rouge Scenic Station rail unloading facility and continues downstream to the Anchorage Tank Farm. This pipeline system serves as a key asset in our integrated Baton Rouge area midstream infrastructure.
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

Within our onshore facilities and transportation business segment, we employ many types of logistically flexible assets. These assets include a suite of trucks and trailers, as well as terminals and other tankage with approximately 4.2 million barrels of leased and owned storage capacity in multiple locations along the Gulf Coast, accessible by pipeline, truck, rail or barge, in addition to tankage related to our crude oil pipelines, previously mentioned.
Customers and Competition
Our onshore facilities and transportation business encompasses numerous refiners and hundreds of producers, for which we provide transportation related services, as well as gather from and market to crude oil and refined products. In 2023, refiners were the shippers for approximately 98% of the volumes transported on our onshore crude pipelines.
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
Credit Exposure
Our portfolio of accounts receivable is generally comprised in large part of obligations of refiners, integrated and large independent oil and natural gas producers, industrial companies that purchase soda ash, and mining and other industrial companies that purchase NaHS, most of which have stable payment histories. We believe that any credit risk posed by a concentration of customers in a specific industry is offset by the creditworthiness of our specific customer base in the context of our specific transactions as well as other factors, including the strategic nature of certain of our assets and relationships and our credit procedures. The credit risk related to exchange-traded contracts is limited due to the daily cash settlement procedures and other exchange related requirements.
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
Some of our largest customers include Shell, Exxon Mobil Corporation, Phillips 66, Occidental Petroleum Corporation (“Occidental”), SCS - Comercial & Servicos Quimicos Ltda and Ardagh Glass.
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
Employees and Collective Bargaining Agreements
To carry out our business activities, we employed 2,137 employees at December 31, 2023. Approximately 700 of those employees were covered under collective bargaining agreements. These collective bargaining agreements cover wage increases and other benefits, including the defined benefit pension plan, the post-employment benefit plan and the enhanced 401(k) retirement savings plan. We consider our relationship with the union strong, and our relationship with our employees, including those covered by collective bargaining agreements, to be in good standing.
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
Effective January 1, 1995, FERC promulgated rules simplifying and streamlining the ratemaking process. Previously established rates were “grandfathered,” limiting the challenges that could be made to existing tariff rates. Increases from grandfathered rates of interstate oil pipelines are currently regulated by FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the year-to-year change in an index. Under FERC regulations, we are able to change our rates within prescribed ceiling levels that are tied to the Producer Price Index for Finished Goods. Rate increases made pursuant to the index are presumed to be just and reasonable. They will be subject to protest, but such protests must show that the rate increase resulting from application of the index is substantially in excess of the applicable pipeline’s increase in costs. We may be required to lower our rates if the ceiling level decreases below our existing rates in a given year. The FERC indexing is subject to review and revision every five years. On December 17, 2020, the FERC issued a final rule setting the index for the five-year period beginning July 1, 2021, and ending on June 30, 2026, at PPI plus 0.78%. On January 20, 2022, the FERC granted a rehearing of certain aspects of the final rule and revised the index level to PPI minus 0.21% effective March 1, 2022 through June 30, 2026. The FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI minus 0.21% to file rate reductions effective March 1, 2022. The decision is subject to appellate review, which could result in a further change to the index.

In addition to the index methodology, FERC allows for rate changes under three other methods—cost-of-service, competitive market showings and agreements between shippers and the oil pipeline company that the rate is acceptable, or Settlement Rates. The pipeline tariff rates on our Mississippi, Jay and Louisiana systems are either rates that are subject to change under the index methodology or Settlement Rates. None of our tariffs have been subjected to a protest or complaint by any shipper or other interested party.
Our offshore pipelines, with the exception of our Eugene Island pipeline and HIOS, are neither interstate nor common carrier pipelines. However, these pipelines are subject to federal regulation under the Outer Continental Shelf Lands Act, which requires all pipelines operating on or across the outer continental shelf to provide nondiscriminatory transportation service.
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
Our mining operations in Wyoming are subject to mine permits issued by the Land Quality Division of the Wyoming Department of Environmental Quality (“WDEQ”). WDEQ imposes detailed reclamation obligations on us as a holder of mine permits. As of December 31, 2023, the amount of our reclamation bonds totaled to approximately $88 million. The amount of the bonds are subject to change based upon periodic re-evaluation by WDEQ.
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
Several of the production operations in our Alkali Business are subject to regulation by the U.S. Food and Drug Administration (“FDA”). Our sodium bicarbonate plant is a registered facility for the production of food and pharmaceutical grade ingredients and we comply with strict Current Good Manufacturing Practice (“CGMP”) requirements in our operations. The U.S. Food Safety Modernization Act requires that parts of our facility that produce human food and animal nutrition products comply with more rigorous manufacturing standards. We believe that we materially comply with requirements currently in effect and have a program in place to maintain such compliance. We also comply with industry standards developed by various private organizations such as U.S. Pharmacopeia, Organic Materials Review Institute, National Sanitation Foundation, Islamic Food and Nutrition Council of America, and the Orthodox Union. Alkali has also sought and received certification of its Wyoming facilities under ISO.9001:2015.

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

The scope of waters regulated under the Clean Water Act has fluctuated in recent years. On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or Corps, jointly promulgated final rules expanding the scope of waters protected under the Clean Water Act. However, on October 22, 2019, the agencies repealed the 2015 rules, and then, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rules, and significantly reducing the waters subject to federal regulation under the Clean Water Act. On August 30, 2021, a federal court struck down the replacement rule and, on January 18, 2023, the EPA and the Corps published a final rule that would restore water protections that were in place prior to 2015. However, on May 25, 2023, the Supreme Court issued an opinion substantially narrowing the scope of “waters of the United States” protected by the Clean Water Act. On September 8, 2023, the EPA and the Corps published a final rule conforming their regulations to the decision. These recent actions have provided some clarity. However, to the extent the EPA and the Corps broadly interpret their jurisdiction and expand the range of properties subject to the Clean Water Act's jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
On August 16, 2012, the EPA published final regulations under the CAA that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, on August 13, 2020, in response to an executive order by former President Trump to review and revise unduly burdensome regulations, the EPA amended the 2012 and 2016 New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, President Biden signed into law a joint resolution of Congress disapproving the 2020 amendments (with the exception of some technical changes) thereby reinstating the 2012 and 2016 New Source Performance standards. The EPA expects owners and operators of regulated sources to take “immediate steps” to comply with these standards. Additionally, on December 2, 2023, the EPA announced a final rule that would expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries, and prohibiting venting of natural gas in certain situations. On April 17, 2023, the EPA agreed in a consent decree to issue a proposed rule by December 10, 2024 that either revises its emission standards for hazardous air pollutants from oil and natural gas production activities or determines that no revision is necessary. These laws and regulations, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions.
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
Climate Change - In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Accordingly, in recent years, federal, state, and local governments have taken steps to reduce emissions of GHGs. On August 16, 2022, President Biden signed into law the Inflation Reduction Act (“IRA”), which, along with the Investment in Infrastructure and Jobs Act, provides billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. These incentives could accelerate the transition of the economy away from the use of fossil fuels towards lower or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, the oil and natural gas that we store, transport and sell and adversely impact our business.
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
In addition, in December 2015, the United States participated in the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties (COP-26) in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce GHG emissions, including reducing global methane emissions by at least 30% by 2030 from 2020 levels. More than 150 countries have now signed on to this pledge. The urgency to reduce GHG emissions was further emphasized in the 27th Conference of the Parties (COP-27) in Sharm El-Sheikh, Egypt. Most recently, at the 28th Conference of the Parties (COP-28) in the United Arab Emirates, world leaders agreed to transition away from fossil fuels in a just, orderly and equitable manner and to triple renewables and double energy efficiency globally by 2030. Also at COP-28, 50 companies accounting for 40 percent of global oil production committed to eliminating their methane emissions by 2050 under the Oil and Gas Decarbonization Charter. These companies also committed to ending flaring by 2030. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international climate commitments.
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
The PHMSA has issued a number of rulemakings in response to the Pipeline Safety Act, the 2016 PIPES Act, and the 2020 PIPES Act, as well as prior statutes, concerning pipeline safety that impact our pipeline facilities. Over the past several years, the PHMSA adopted additional regulations for natural gas and hazardous liquid pipeline safety. In particular, on October 1, 2019, the PHMSA published final rules to expand its IM requirements and impose new pressure testing requirements on regulated pipelines, including certain segments outside HCAs that became effective on July 1, 2020. Among other things, the rules require all hazardous liquid pipelines in or affecting an HCA to be capable of accommodating in-line inspection tools within the next 20 years. In addition, the final rule imposes inspection requirements on pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes, or other similar events that are likely to damage infrastructure. The rules also extend reporting requirements to certain previously unregulated hazardous liquid gravity and rural gathering lines. Many of the requirements will be phased in over an extended compliance schedule. Also, on November 15, 2021, the PHMSA published a final rule extending reporting requirements to all onshore gas gathering operators and establishing a set of minimum safety requirements for certain gas gathering pipelines with large diameters and high operating pressures. On December 27, 2021, the PHMSA published an Interim Final Rule that designates the Great Lakes, coastal beaches, and marine coastal waters as “Unusually Sensitive Areas,” extending more stringent IMP requirements to hazardous liquid pipelines near such areas. Additional final rules were announced in 2022, including a final rule regarding the installation of rupture-mitigation valves, published on April 8, 2022. Further, on August 24, 2022, the PHMSA published a final rule strengthening integrity management requirements for onshore gas transmission lines, bolstering corrosion control standards and repair criteria, and imposing new requirements for inspections after extreme weather events. On May 18, 2023, PHMSA published a proposed rule to reduce methane emissions from new and existing gas pipelines, underground natural gas storage facilities, and liquefied natural gas facilities. Significant expenses could be incurred in the future if additional safety measures are required or if safety standards are raised and exceed the current pipeline control system capabilities.
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
Our crude oil, refined products and soda and sulfur services operations are also subject to the requirements of OSHA and comparable state statutes. Various other federal and state regulations require that we train all operations employees in Hazardous Communication (“HAZCOM”) and disclose information about the hazardous materials used in our operations. Certain information must be reported to employees, government agencies and local citizens upon request.
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
•We may not have sufficient cash from operations after the establishment of cash reserves and payment of fees and expenses to pay the current level of quarterly distributions.
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
•Fluctuations in prices for crude oil, natural gas, refined petroleum products, NaHS, soda ash and caustic soda could adversely affect our business.
Risks Related to Liquidity and Financing
•Our indebtedness could adversely restrict our ability to operate, affect our financial condition, prevent us from complying with requirements under our debt instruments and prevent us from paying cash distributions to our unitholders.
•We may not be able to access adequate capital (debt and/or equity) on economically viable terms, or any terms.
•The IRA could accelerate the transition to a low carbon economy away from oil and gas.
•Inflationary pressures and associated changes in monetary policy have increased and may further increase our operating costs, which in turn have caused and may continue to cause our capital expenditures and operating costs to rise.
•Non-traditional investment criteria used by many investors may diminish investor interest in us and reduce the value of our common units and our access to capital.
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
•Compliance with and changes in cybersecurity requirements have a cost impact on our business.
•We are subject to regulatory and economic risks associated with doing business outside of the United States.
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
•We cannot predict the impact of international military conflicts and the related humanitarian crisis on the global economy, energy markets, geopolitical stability and our business.
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
Our strategy contemplates growth through the development and acquisition of a wide range of midstream and other infrastructure and mining assets while maintaining a strong balance sheet. This strategy includes constructing and acquiring additional assets and businesses to enhance our ability to compete effectively, diversify our asset portfolio and, thereby, provide more stable cash flow. We regularly consider and enter into discussions regarding additional potential joint ventures, stand-alone projects and other transactions that we believe will present opportunities to realize synergies, increase our market position and, ultimately, increase distributions to our unitholders. A number of factors could adversely affect our ability to execute our growth strategy, including an inability to raise adequate capital on acceptable terms, competition from competitors and/or an inability to successfully integrate one or more acquired businesses into our operations.
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

We may not have sufficient cash from operations after the establishment of cash reserves and payment of fees and expenses to pay the current level of quarterly distributions.
The amount of cash we distribute to our common unitholders principally depends upon margins we generate from our businesses, which fluctuate from quarter to quarter based on, among other things: the volumes and prices at which we purchase and sell crude oil, natural gas, refined products and caustic soda; the volumes of sodium hydrosulfide, or NaHS, and soda ash that we produce and the prices at which we sell NaHS and soda ash; the demand for our services; the level of competition; the level of our operating costs; the effect of worldwide energy conservation measures; governmental regulations and taxes; the level of our general and administrative costs; and prevailing economic conditions.
In addition, the actual amount of cash we will have available for distribution to our common unitholders will depend on other factors that include: the level of capital expenditures and costs associated with asset retirement obligations we may incur, including the cost of acquisitions (if any); our debt service requirements; fluctuations in our working capital; restrictions on distributions contained in our debt instruments or organizational documents governing our joint ventures and unrestricted subsidiaries; distributions we pay to our Class A Convertible Preferred unitholders; our ability to borrow under our senior secured credit facility to pay distributions, and the amount of cash reserves required in the conduct of our business.
Our ability to pay distributions each quarter depends primarily on our cash flow, including cash flow from operations and our cash requirements, which includes capital expenditures amongst other items, and is not solely a function of profitability, which will be affected by non-cash items. As a result, we may make cash distributions during periods when we record losses and we may not make distributions during periods when we record net income.
Our profitability and cash flow are dependent on our ability to increase or, at a minimum, maintain our current commodity (crude oil, natural gas, refined products, soda ash, NaHS and caustic soda) volumes, which often depend on actions and commitments by parties beyond our control.
We access commodity volumes through various sources, such as our mines, producers, service providers (including gatherers, shippers, marketers and other aggregators) and refiners. Depending on the needs of each customer and the market in which it operates, we can provide a service for a fee (as in the case of our pipeline, terminal, marine vessel transportation and railcar unloading operations), we can acquire the commodity from our customer and resell it to another party, or, in the case of soda ash, we can produce the commodity ourselves.
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
Demand for our midstream services is dependent on the demand for crude oil and natural gas. Any decrease in demand for crude oil or natural gas, including by those refineries or connecting carriers to which we deliver could adversely affect our cash flows. The demand for crude oil also is dependent on the competition from refineries, the impact of future economic conditions, fuel conservation measures, alternative fuel requirements or alternative fuel sources such as electricity, coal, fuel oils or nuclear energy, government regulation or technological advances in fuel economy and energy generation devices, all of which could reduce demand for our services. A reduction in demand for our services in the markets we serve could result in impairments of our assets and have a material adverse effect on our business, financial condition and results of operations.

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
Our ability to access NaHS depends primarily on the demand for our proprietary sulfur removal process. Demand for our sulfur services could be adversely affected by many factors, including lower refinery utilization rates, U.S. refineries accessing more “sweet” (instead of “sour”) crude and the development of alternative sulfur removal processes. We are dependent on third parties for caustic soda for use in our sulfur removal process as well as volumes to market to third parties. Should regulatory requirements or operational difficulties disrupt the manufacture of caustic soda by these producers, we could be affected. Caustic soda is a major component of the proprietary sulfur removal process we provide to our refinery customers. Because we are a large consumer of caustic soda, we can leverage our economies of scale and logistics capabilities to effectively market caustic soda to third parties. NaHS, the resulting by-product from our sulfur removal operations, is a vital ingredient in a number of industrial and consumer products and processes. Any decrease in the supply of caustic soda could affect our ability to provide sulfur removal services to refiners and any decrease in the demand for NaHS by the parties to whom we sell the NaHS could adversely affect our business.
We face intense competition to obtain crude oil, natural gas and refined products volumes and to sell and market soda ash.
Our competitors, gatherers, transporters, marketers, brokers and other aggregators, include integrated, large and small independent energy companies, as well as their marketing affiliates, who vary widely in size, financial resources and experience. Some of these competitors have capital resources many times greater than ours and control substantially greater supplies of crude oil, natural gas and refined products.
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
Many of our customers finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity. Extreme volatility in commodity prices has caused many of our customers’ equity value to substantially decline. New credit facilities and other debt financing from institutional sources have generally become more difficult and expensive to obtain, and there may be a general reduction in the amount of credit available in the markets in which we conduct business. Over the last three years, prices for crude oil ranged from a high of over $120 per barrel to a low of less than $50 per barrel, and such extreme volatility may continue going forward. Adverse price changes put downward pressure on drilling budgets for crude oil and natural gas producers, which have resulted, and could continue to result, in lower volumes than we otherwise would have seen being transported on our pipeline and transportation systems, which could have a material negative impact on our revenues and prospects.

Fluctuations in prices for crude oil, natural gas, refined petroleum products, NaHS, soda ash and caustic soda could adversely affect our business.
Because we purchase (or otherwise acquire or, in the case of soda ash, produce) and sell crude oil, natural gas, refined petroleum products, NaHS, soda ash and caustic soda we are exposed to some direct commodity price risks. Prices for those commodities can fluctuate in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control, which could have an adverse effect on our cash flows, profit and/or Segment Margin. We attempt to limit those commodity price risks through back-to-back purchases and sales, hedges and other contractual arrangements; however, we cannot completely eliminate our commodity price risk exposure.
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
From time to time in connection with our business, we may lease or otherwise secure the right to use certain third party assets (such as railcars, trucks, barges, pipeline capacity, storage capacity and other similar assets) with the expectation that the revenues we generate through the use of such assets will be greater than the fixed costs we incur pursuant to the applicable leases or other arrangements. However, when such assets are not utilized or are under-utilized (including pressure on the rates we charge), our profitability is negatively affected because the revenues we earn are either non-existent or reduced (in the event of under-utilization), but we remain obligated to continue paying any applicable fixed charges, in addition to incurring any other costs attributable to the non-utilization of such assets. For example, in connection with our operations, we lease all of our railcars which requires us to pay the applicable lease rate without regard to utilization. In addition, during the period of time that we are not utilizing such assets, we will incur incremental costs associated with the cost of storing such assets, and we will continue to incur costs for maintenance and upkeep. Our failure to utilize a significant portion of our leased assets and other similar assets could have a significant negative impact on our profitability and cash flows.
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
Due to the nature of joint ventures, each participant (including us) in our material joint ventures has made substantial investments (including contributions and other commitments) in that joint venture and, accordingly, has required that the relevant charter documents contain certain features designed to provide each participant with the opportunity to participate in the management of the joint venture and to protect its investment in that joint venture, as well as any other assets which may be substantially dependent on or otherwise affected by the activities of that joint venture. These participation and protective features often include a governance structure that consists of a management committee or other governing body composed of members or member-designees, only some of which are appointed by us. In addition, certain of our joint ventures are operated by our “partners” or have “stand-alone” credit agreements that limit their freedom to take certain actions. Thus, without the concurrence of the other joint venture participants and/or the lenders of our joint venture participants, we cannot cause our joint ventures to take or not to take certain actions, even though those actions may be in the best interest of the joint ventures or us.
The insolvency of an operator of our joint ventures, the failure of an operator of our joint ventures to adequately perform operations or an operator’s breach of applicable agreements could reduce our earnings and cash flow and result in our liability to governmental authorities for compliance with environmental, safety and other regulatory requirements and to the operator’s suppliers and vendors. As a result, the success and timing of development activities of our joint ventures operated by others and the economic results derived therefrom depends upon a number of factors outside our control, including the operator’s timing and amount of capital expenditures, expertise and financial resources, and the inclusion of other participants.

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
During the year ended December 31, 2023, our marine transportation segment received approximately 70% of its revenue from time charters and other fixed contracts, which help to insulate us from revenue fluctuations caused by weather, navigational delays and short-term market declines. We earned approximately 30% of our marine transportation revenues from spot contracts, where competition is high and rates are typically volatile and subject to short-term market fluctuations, and where we could bear the risk of vessel downtime due to weather and navigational delays. If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit. There can be no assurance that we will be able to enter into future time charters or other fixed contracts on terms favorable to us. For further discussion of our marine transportation contracts, see “Marine Transportation - Customers”.
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
Maintenance of the U.S. inland waterway system is vital to our marine transportation operations. The system is composed of over 12,000 miles of commercially navigable waterway, supported by approximately 240 locks and dams designed to provide flood control, maintain pool levels of water in certain areas of the country and facilitate navigation on the inland river system. The U.S. inland waterway infrastructure is aging, with more than half of the locks over 50 years old. As a result, due to the age of the locks, scheduled and unscheduled maintenance outages may be more frequent in nature, resulting in delays and additional operating expenses. Failure of the federal government to adequately fund infrastructure maintenance and improvements in the future would have a negative impact on our ability to deliver products for our marine transportation customers on a timely basis. For example, when the Mississippi river floods significantly or if water levels are significantly reduced by severe drought conditions (as they were in 2023), barges may be unable to traverse the river system and we may be prevented from timely completing our voyages.

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
We have outstanding debt and the potential to incur additional indebtedness. As of December 31, 2023, we had approximately $298.3 million outstanding under our senior secured credit facility, $3,099.9 million aggregate principal amount of senior unsecured notes outstanding and $425.0 million aggregate principal amount of Alkali senior secured notes outstanding. We must comply with various affirmative and negative covenants contained in our credit agreement and the indentures or purchase agreement governing our notes, some of which may restrict the way in which we would like to conduct our business. Among other things, these covenants limit or will limit our ability to incur additional indebtedness or liens, make payments in respect of or redeem or acquire any debt or equity issued by us, sell assets, make loans or investments, make guarantees, enter into any hedging agreement for speculative purposes, acquire or be acquired by other companies, and amend some of our contracts.
The restrictions under our indebtedness may prevent us from engaging in certain transactions which might otherwise be considered beneficial to us and could have other important consequences to unitholders. For example, they could increase our vulnerability to general adverse economic and industry conditions, limit our ability to make distributions; to fund future working capital, capital expenditures and other general partnership requirements, to engage in future acquisitions, construction or development activities, to access capital markets (debt and equity), or to otherwise fully realize the value of our assets and opportunities, limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate, and place us at a competitive disadvantage as compared to our competitors that have less debt. Moreover, the need to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness may similarly prevent us from engaging in certain transactions which might otherwise be considered beneficial to us and could have other important consequences to unitholders.
We may incur additional indebtedness (public or private) in the future under our existing credit agreement, by issuing debt instruments, under new credit agreements, under joint venture credit agreements, under new credit agreements of our unrestricted subsidiaries, under finance leases or synthetic leases, on a project-finance or other basis or a combination of any of these. If we incur additional indebtedness in the future, it likely would be under our existing or a replacement credit agreement or under arrangements that may have terms and conditions at least as or even more restrictive as those contained in our existing credit agreement and the indentures or purchase agreement governing our existing notes. Failure to comply with the terms and conditions of any existing or future indebtedness would constitute an event of default. If an event of default occurs, the lenders or noteholders will have the right to accelerate the maturity of such indebtedness and foreclose upon the collateral, if any, securing that indebtedness. In addition, if there is a change of control as described in our senior secured credit facility, that would be an event of default, unless our creditors agreed otherwise, and, under our senior secured credit facility, any such event could limit our ability to fulfill our obligations under our debt instruments and to make cash distributions to unitholders which could adversely affect the market price of our securities.
In addition, from time to time, some of our joint ventures or unrestricted subsidiaries may have substantial indebtedness, which will include affirmative and negative covenants and other provisions that limit their ability to conduct certain operations, events of default, prepayment and other customary terms.

We may not be able to access adequate capital (debt and/or equity) on economically viable terms or any terms.
The capital markets (debt and equity) have previously been disrupted and volatile as a result of adverse conditions, including inflationary pressures, bubble-effects and volatility in commodity prices. These circumstances and events, which can last for extended periods of time, have led to reduced capital availability, tighter lending standards and higher interest rates on loans for companies in the energy industry, especially non-investment grade companies. Although we cannot predict the future condition of the capital markets, future turmoil in capital markets and the related higher cost of capital could have a material adverse effect on our business, liquidity, financial condition and cash flows, particularly if our ability to borrow money from lenders or access the capital markets to finance our operations were to be limited.
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
Our forecast contemplates significant expenditures for the development, construction or other acquisition of onshore and offshore infrastructure as well as mining assets, including some construction and development projects with technological challenges. We (or our joint ventures) may not be able to complete our projects at the costs or within the timeframes currently estimated. If we (or our joint ventures) experience material cost overruns, we will have to finance these overruns using one or more of the following methods: using cash from operations; delaying other planned projects; incurring additional indebtedness; or issuing additional debt or equity.
Any or all of these methods may not be available when needed, may be prohibited or restricted by our or our joint venture’s debt or other contractual arrangements or may adversely affect our future results of operations.
In addition, some construction projects require substantial investments over a long period of time before they begin generating any meaningful cash flow.
The IRA could accelerate the transition to a low carbon economy away from oil and gas.
On August 16, 2022, President Biden signed into law the IRA which, among other provisions, imposes a fee on methane emissions from sources required to report their greenhouse gas emissions to the U.S. Environmental Protection Agency, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. Beginning in 2024, the IRA’s methane emissions charge imposes a fee on excess methane emissions from certain oil and gas facilities, starting at $900 per metric ton of leaked methane in 2024 and rising to $1,200 in 2025, and $1,500 for 2026 and thereafter. The imposition of this fee and other provisions contained within the IRA could accelerate the transition away from oil and gas, which could decrease demand for, and in turn the prices of, the oil and natural gas that we store, transport and sell and adversely impact our business.
Fluctuations in interest rates could adversely affect our business.
We have exposure to movements in interest rates. The interest rates on our senior secured credit facility ($298.3 million outstanding at December 31, 2023) and the debt at certain of our unrestricted subsidiaries is variable. Our results of operations and our cash flow, as well as our access to future capital and our ability to fund our growth strategy, could be adversely affected by significant increases in interest rates. Obligations under our senior secured credit facility bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate at our option, plus the applicable margin in accordance with our credit agreement. We have not historically hedged our interest rates. Adverse effects to interest rates could have a negative effect on our financial condition, operating results and cash flow.
An increase in interest rates may also cause a corresponding decline in demand for equity investments, in general, and in particular, for yield-based equity investments such as our common units. Any such reduction in demand for our common units resulting from other more attractive investment opportunities may cause the trading price of our common units to decline.

Inflationary pressures and associated changes in monetary policy increased and may further increase our operating costs, which in turn have caused and may continue to cause our capital expenditures and operating costs to rise.
Inflationary pressures have significantly increased over the last three years and could continue in the future. These inflationary pressures have increased and may further increase our operating costs, which in turn have caused and may continue to cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the Federal Reserve and other central banks to increase interest rates, which raises the cost of capital, including the cost of borrowings under our senior secured credit facility, and depresses economic growth, which could adversely affect the financial and operating results of our business.
Non-traditional investment criteria used by many investors may diminish investor interest in us and reduce the value of our common units and our access to capital.
Recently, investor advocacy groups, certain institutional investors and many investment funds have increased their focus on non-traditional investment criteria, such as environmental, social and governance (ESG) and sustainability goals. In particular, numerous investment firms, banks, insurance companies and other financial institutions have made pledges to reduce their carbon emissions, which in many cases may involve reducing or eliminating their investments in organizations involved in the production, transport and use of fossil fuels. In connection with this trend, investor demand for and valuation of our common units may decline, and our access to the debt and equity capital necessary to finance our growth projects and to refinance our existing debt obligations when due may be reduced, either of which could adversely impact our businesses.
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
In recent years, federal, state, and local governments have taken steps to reduce emissions of GHGs. For example, the IRA and the Investment in Infrastructure and Jobs Act include billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. Also, the EPA has proposed ambitious rules to reduce harmful air pollutant emissions, including GHGs, from light-, medium-, and heavy-duty vehicles beginning in model year 2027. These incentives and regulations could accelerate the transition of the economy away from the use of fossil fuels towards lower or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, the oil and natural gas that we store, transport and sell and adversely impact our business.
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

In addition, in December 2015, the United States participated in the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its greenhouse gas emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties (COP-26) in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce greenhouse gas emissions, including reducing global methane emissions by at least 30% by 2030 from 2020 levels. More than 150 countries have now signed on to this pledge. Most recently, at the 28th Conference of the Parties (COP-28) in the United Arab Emirates, world leaders agreed to transition away from fossil fuels in a just, orderly and equitable manner and to triple renewables and double energy efficiency globally by 2030. Also at COP-28, 50 companies accounting for 40 percent of global oil production committed to eliminating their methane emissions by 2050 under the Oil and Gas Decarbonization Charter. These companies also committed to ending flaring by 2030. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international climate commitments.
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
We are subject to regulatory and economic risks associated with doing business outside of the United States.
Our operations outside of the United States are subject to risks that are inherent in conducting business internationally, including compliance with both United States and foreign laws and regulations that apply to our international operations. These laws and regulations could include tax laws, anti-competition regulations, import and export requirements, data privacy requirements, labor relations laws, environmental, health and safety laws, and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions. Given the high level of complexity of these laws, there is a risk that some provisions may be violated inadvertently or through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. In addition, these laws are subject to changes, which may require additional resources or make it more difficult for us to comply with these laws. Violations of the laws and regulations governing our international operations could result in fines against us, our officers or our employees. In addition to the foregoing, engaging in international business involves a number of other risks, including cost and availability of international shipping channels, longer payment cycles in certain countries, and the potential of political or economic instability. These potential risks and difficulties, individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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
Our general partner has a limited call right that may require common unitholders to sell their units at an undesirable time or price.
If at any time our general partner, the partnership, and our subsidiaries collectively own 80% or more of the Class A Common Units or Class B Common Units, our general partner will have the right, but not the obligation, which it may assign to us, to acquire all, but not less than all, of the remaining common units of such class held by persons other than our general partner, the partnership or our subsidiaries at a price not less than their then-current market price. As a result, common unitholders may be required to sell their common units at an undesirable time or price. Such unitholders may also incur a tax liability upon such sale of their units.
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

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the rules, our general partner may elect to either cause us to pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have it, our unitholders and former unitholders take such audit adjustments into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, our cash available for distribution to our unitholders might be substantially reduced, in which case our current unitholders may bear some or all of the tax liability resulting from such audit adjustments, even if such unitholders did not own units in us during the tax year under audit.
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

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit. Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, recently issued Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2023, and after that date, if effected through a broker, the obligation to withhold is imposed on the transfer’s broker. Non-U.S. unitholders should consult a tax advisor before investing in our units.
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
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if our unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file foreign, state, and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own assets and do business in more than 20 states including Texas, Louisiana, Wyoming, Mississippi, Alabama, Florida, Arkansas and Oklahoma. Many of the states we currently do business in impose a personal income tax. It is our unitholders’ responsibility to file all applicable U.S. federal, foreign, state and local tax returns. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.
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
When we (or our joint ventures) market our products or services, we (or our joint ventures) must determine the amount, if any, of the line of credit to extend to our customers. Since certain transactions can involve very large payments, the risk of nonpayment and nonperformance by customers, industry participants and others is an important consideration in our business.
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
We utilize ANSAC as our exclusive export vehicle for soda ash sales to customers in all countries excluding Canada, South Africa, members of the European Community and European Free Trade Area and the South African Customs Union. As a result, we are exposed to ANSAC’s customer relationships and the credit and other terms ANSAC extended to its customers.
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
If one or more facilities that are owned by us or that connect to us or our customers is damaged or otherwise affected by severe weather or any other disaster, pandemic, epidemic, accident, catastrophe or event, our operations could be significantly interrupted. Similar interruptions could result from damage to production or other facilities that supply our facilities or other stoppages arising from factors beyond our control. These interruptions might involve significant damage to people, property or the environment, and repairs or recovery might take several months or even longer. Any event that interrupts the fees generated by our energy infrastructure assets, or which causes us to make significant expenditures not covered by insurance, could adversely affect our cash flows available for paying our interest obligations as well as unitholder distributions and, accordingly, adversely impact the market price of our securities. Additionally, the proceeds of any property insurance maintained by us may not be paid in a timely manner or be in an amount sufficient to meet our needs if such an event were to occur, and we may not be able to renew it or obtain other desirable insurance on commercially reasonable terms, if at all.
Any terrorist attack at our facilities, those of our customers and, in some cases, those of other pipelines, could have a material adverse effect on our business.

In addition, a natural disaster, pandemic, epidemic, accident, terrorist attack or other interruption event may cause significant volatility in global financial markets, disruptions to commerce and reduced economic activity. The degree to which a pandemic or any other public health crisis adversely impacts our results will depend on future developments, which are highly uncertain and cannot be predicted. These developments include, but are not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, its impact on the economy and market conditions and how quickly and to what extent normal economic and operating conditions can resume. In addition, vaccine mandates or health prerequisites may be announced in jurisdictions in which our businesses operate. Our implementation of any such requirements if and when they are deemed to be enforceable may result in attrition, including attrition of critically skilled labor, and difficulty securing future labor needs. These potential impacts, while uncertain, could adversely affect our operating results. The resulting macroeconomic conditions could adversely affect our cash flows, as well as the market price of our securities.
We cannot predict the impact of the ongoing international military conflicts and any related humanitarian crisis on the global economy, energy markets, geopolitical stability and our business.
The ultimate consequences of the war in Ukraine and the military conflict in Israel, which may include further sanctions, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price of and demand for oil and natural gas, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of these conflicts’ effect on our business and results of operations, as well as on the global economy and energy and soda ash markets.
Our business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions.
We rely on our information technology infrastructure to process, transmit and store electronic information, including information we use to safely operate our assets. While we believe that we maintain appropriate information security policies and protocols, we face cybersecurity and other security threats to our information technology infrastructure, which could include threats to our operational and safety systems that operate our pipelines, facilities and other assets. We could face unlawful attempts to gain access to our information technology infrastructure, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists” or private individuals. The age, operating systems or condition of our current information technology infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats. Additionally, our sensitive information may be subject to improper disclosure or fabrication by artificial intelligence (“AI”) and machine learning technologies on systems external to ours, leading to compromises in cybersecurity. AI and machine learning technology may also be flawed, and data sets used in generative AI may be insufficient or contain biased, incorrect or incomplete information.
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
We and our third-party service providers may therefore be vulnerable to security events that are beyond our control, and we may be the target of cyberattacks, as well as physical attacks, which could result in information security breaches and significant disruption to our business. Such data breaches and cyberattacks could compromise our operational or other capabilities and cause significant damage to our business and our reputation. Our information systems have experienced threats to the security of our digital infrastructure, but none of these have had a significant impact on our business, operations or reputation relating to such attacks. We maintain a 24/7 dedicated security operations center to anticipate, detect and prevent cyberattacks; however, there is no assurance that we will not suffer such losses or breaches in the future. As cyberattacks continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures or to investigate and remediate any information systems and related infrastructure security vulnerabilities. We may also be subject to regulatory investigations or litigation relating from cybersecurity issues.

Our significant unitholders may sell units or other limited partner interests in the trading market, which could reduce the market price of our common units.
As of December 31, 2023, we have a number of significant unitholders. For example, certain members of the Davison family (including their affiliates) and management owned approximately 18 million, or approximately 14%, of our common units. From time to time, we also may have other unitholders that have large positions in our common units. In the future, any such parties may acquire additional interest or dispose of some or all of their interest. If they dispose of a substantial portion of their interest in the trading markets, such sales could reduce the market price of common units. In connection with certain transactions, we have put in place resale shelf registration statements, which allow unit holders thereunder to sell their common units at any time (subject to certain restrictions) and to include those securities in any equity offering we consummate for our own account.
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
Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
We maintain a cybersecurity program designed to identify, assess, manage, mitigate, and respond to cybersecurity risks, and we partner with leading cybersecurity experts to continually enhance the security of our operating environments. Some of the key risks identified include unauthorized access to our systems, spoofing valid credentials, and monetary motivated attacks, amongst others. As an organization, we have devoted significant resources to cybersecurity processes aimed at addressing the known risks, as well as adapting to the changing cybersecurity landscape and responding to emerging threats, if any, in a timely and effective manner. Our comprehensive cybersecurity program is implemented and maintained using information security tools, policies, training, and a team of information technology professionals. We have a Cybersecurity Incident Response Plan and a Business Continuity and Disaster Recovery Program, in addition to other company policies and procedures that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information, and the use of the internet, social media, email, and wireless devices. These policies go through an internal review process, are approved by the appropriate members of management, and are a required part of our employee training on an annual basis.
Our cybersecurity program leverages the National Institute of Standards and Technology (“NIST”) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. We have engaged the assistance of third-party experts to conduct comprehensive cybersecurity assessments centered on appraising our alignment with the NIST. Additionally, as further described in Item 1. Business-Regulation-Safety and Security Regulations, TSA has issued a series of security directives that all pipeline owners and operators must include in their cybersecurity planning, testing and in their reporting of any incidents. We have continued to expand investments in cybersecurity, including additional end-user training, using layered defenses, identifying and protecting critical assets, and strengthening monitoring and alerting. We regularly test our cybersecurity defenses by performing simulations and drills at both a technical level (including through penetration testing) and by reviewing our operational policies and procedures with third-party experts. We report the test results to the TSA as required. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our stakeholders, including investors, customers, employees, and vendors. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers based on the potential impact of a disruption of the services to our operations and the sensitivity of data shared with the service providers. The internal business owners of our hosted applications are required to document user access reviews at least annually and receive and review a System and Organization Controls (SOC 1 or SOC 2) report from the vendor. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and evaluate the risks associated with that relationship. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity program.
The Audit Committee of the Board of Directors oversees our entity wide risks, including cybersecurity strategy, the assessment of cybersecurity risks, and the actions we take to monitor and mitigate cybersecurity risks. Working directly with executive management, our cybersecurity program is overseen and implemented by our Chief Information Officer (“CIO”), who has over 20 years of experience building and maintaining cybersecurity programs, and a team of skilled individuals, including a Director of Enterprise Security, and a Cyber-Resilience Team, who, together, are responsible for monitoring our networks, providing training to our employees, analyzing the evolution of new threats and strategies for mitigating such threats, and seeking to continually harden our cybersecurity program. The Cyber-Resilience Team is dedicated to recovery efforts and business continuity plans and is knowledgeable across our information technology and operational applications. The Audit Committee reviews, with the CIO and executive management, the company’s technology and cybersecurity program, including company plans, programs, policies, assessments and opportunities at its regularly scheduled meetings. Our CIO is responsible for providing regular updates, at least quarterly at regularly scheduled meetings, to the Audit Committee regarding cybersecurity-related situations, intelligence pointing to increased adversary activity, regulatory changes, and improvements or impediments to our cybersecurity posture. The Audit Committee reports on cybersecurity-related matters to the Board of Directors on an annual basis, or more frequently if there are any required matters to report. Based on these updates, the Audit Committee and the Board of Directors may request follow-up data and presentations to address any specific concerns and recommendations. In addition to this regular reporting, significant cybersecurity risks and threats may also be escalated to the Audit Committee by the CIO and executive management on an as needed basis.
As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity risks, including as a result of previously identified cybersecurity incidents that have, or are reasonably likely to have, materially affected us, including our business strategy, results of operations, or financial condition. We have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks and we acknowledge that cybersecurity risks are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity attack will not occur. While we devote resources to our security measures designed to protect our systems and information, no security measure is infallible. See Item 1A. “Risk Factors” for additional information about the risks to our business associated with a breach or other compromise to our information and operational technology systems.

Item 2. Properties
See Item 1. “Business,” in addition to the Summary Overview of Mining Operations disclosure below. We also have various operating leases for rental of office space, facilities and field equipment and transportation equipment. See “Commitments and Off-Balance Sheet Arrangements” in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 5 to our Consolidated Financial Statements in Item 8 for details on our right of use assets and related lease liabilities. Such information is incorporated herein by reference.
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
The information that follows is derived, in part, from the technical report summary (“TRS”) prepared by Stantec Consulting Services Inc. (“Stantec”), an external qualified person (“QP”) in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS that was filed as Exhibit 96.1 as a part of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and is incorporated herein by reference. A new TRS was not filed as a part of this Annual Report on Form 10-K because (i) there was not a material change in the mineral reserves or mineral resources from such previously filed TRS and (ii) all material assumptions and information pertaining to the disclosure of our mineral resources and mineral reserves required by paragraphs (d), (e) and (f) of subpart 1302 of Regulation S-K, including material assumptions relating to all modifying factors, price estimates and scientific and technical information (e.g., sampling data, estimation assumptions and methods), were current as of December 31, 2023, as confirmed by Stantec.
Overview of Mining Property and Operations
Our Alkali Business is one of the world’s leading producers of natural soda ash. Natural soda ash is processed from trona, a sodium carbonate mineral composed of soda ash (Na2CO3), sodium bicarbonate (NaHCO3) and water with the chemical formula Na2CO3NaHCO3H2O. Approximately 50% of the world’s natural soda ash capacity is from trona extracted from underground mines and brine (solution) mining in the Green River Basin of southwestern Wyoming. Our trona mining and processing facilities are located in southwestern Wyoming approximately 18 miles west of the city of Green River, Wyoming. The following maps show the location of our mining property, as of December 31, 2023:

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
Genesis has one trona mineral property, located in the Known Sodium Leasing Area in Southwest Wyoming, primarily encompassed by the Westvaco area and the Granger area. Due to differences in geology between these two mine areas, the mineral leases and, ultimately, the trona resources and reserve estimates have been separated into Westvaco contiguous leases, Granger contiguous leases and Granger non-contiguous leases. The table and figures below are summaries of our acreage under each mineral lease type as of December 31, 2023.

	Area by lessor (acres)
	Contiguous leases		Non-contiguous leases
Lessor	Granger	Westvaco	Granger	Remaining
Federal	4,236	19,699	—	320
State	1,280	6,403	640	13,280
Sweetwater	8,320	27,379	4,480	—
Total Area	13,836	53,481	5,120	13,600
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
See Item 1. “Business—Recent Developments and Status of Certain Growth Initiatives—Granger Production Facility Expansion” for more information.
Our senior secured credit facility is guaranteed by substantially all of our restricted subsidiaries and is secured by liens on a substantial portion of our assets, including our trona leases. Refer to further discussion of our senior secured credit facility in Item 7. “Liquidity and Capital Resources.” Our Alkali senior secured notes are secured by GA ORRI’s fifty-year 10% limited term overriding royalty interest in substantially all of the Alkali Business’ trona mineral leases. See Item 1. “Recent Developments and Status of Certain Growth Initiatives—Alkali Senior Secured Notes Issuance and Related Transactions” for more information.

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

The Westvaco site has been in uninterrupted, continuous operation since its start in 1947 by Westvaco Chemical Corporation. Westvaco Chemical Corporation notified Union Pacific in 1946 of its intention to sink a mine shaft and to construct a trona processing plant. A shaft was sunk in 1947 to the top of Bed 17 bringing the first skipload of trona to the surface in late 1947. In the fall of 1948, Westvaco Chemical Corporation was acquired by the Food Machinery Corporation (later known as “FMC”). In 1952, the Westvaco Division of FMC formed the Intermountain Chemical Company as Wyoming’s first trona mining company. In 1953, Intermountain Chemical Company began producing refined soda ash by a sesquicarbonate process through a plant with a 300,000-ton capacity. The Alkali Chemical Division of FMC, including the trona mining and processing operations in the Green River Basin of Wyoming, was acquired by Tronox Alkali in May 2015. In September 2017, we acquired the Westvaco facility from Tronox Alkali and currently operate the facility through Genesis Alkali Wyoming, LP.
Infrastructure on the Westvaco site is very well developed as the facilities have been in operation for over 75 years. The infrastructure consists of sufficient truck and rail loadout facilities, electrical generation and transmission facilities, tailings facilities, product storage facilities, process facilities, natural gas pipelines and distribution facilities and water pipelines, treatment and distribution facilities. The Westvaco site also has ample buildings for offices, labs, change rooms, warehouses and maintenance shops.
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
As both the Westvaco site and Granger site have been operating for many years, all permits necessary for the operation of these facilities are in place. The Westvaco site includes approximately 36,000 permitted acres, of which the processing, support facilities, and tailings and evaporation ponds cover about 2,600 surface acres. The Granger facility includes about 16,000 permitted acres of which the processing, support facilities, and tailings and evaporation ponds cover about 1,800 surface acres. The WDEQ is the primary issuer of the environmental permits relevant to our operations, including air quality permits, mining and reclamation permits, as well as class III and class V underground injection control permits. With respect to each facility, permits, licenses and approvals are obtained as needed in the normal course of business based on our mine plans and federal, state, provincial and local regulatory provisions regarding mine permitting and licensing. There have been no outstanding violations or orders that would prevent continued operation of the plants and mines. This includes air, land, surface and groundwater, drinking water, wildlife, and waste. Approved reclamation plans are in place along with surety in the amounts of approximately $55 million for the Westvaco site and $33 million for the Granger site. Based on our historical permitting experience, we expect to be able to continue to obtain necessary mining permits and approvals to support historical rates of production.
At our Wyoming property, we use both mechanical and brine mining to mine the trona ore:
•Dry Mining of Trona Ore. We extract trona ore from our Westvaco underground mine by mechanized, continuous mining methods. Our current underground dry mine production is from trona bed 17, a near-horizontal bed approximately 10 feet thick at a depth from the surface of 1,500-1,650 feet. Ore is extracted primarily by our single longwall mining machine from an extensive network of parallel drifts and connecting cross-cuts, known as room-and-pillar mining. Longwall miners shear off successive panels of ore which drops onto a conveyor belt for delivery to the vertical hoisting shafts. Longwall mining provides higher recovery rates leading to extended mine life compared to other dry mining techniques. Development of the “tunnels” necessary to access and ventilate our longwall is through room-and-pillar mining completed primarily by our fleet of borer miners. The ore is conveyed underground to two hoisting operations where it travels about 1,600 feet vertically to the surface and is either taken directly into our processing facilities or stored on two outdoor stockpiles for future consumption.
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
The Westvaco site has successfully mined and processed trona ore at a profit for over 75 years. In this time, capital has been expended as appropriate to sustain the operation at the current production and operating cost level. We plan for capital expenditures necessary to replace equipment and facilities over time in order to sustain production and operating costs. We believe that the Westvaco site and its operating equipment are maintained in good working condition.
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

Figure 2.5. Granger Surface Production Facilities

Tailings Pond #1
North Containment
Soda Ash Plant
Mill Building
South Containment
Caustic Plant
UPRR Spur

The Granger site has successfully mined and processed trona ore at a profit for over 35 years. In this time, capital has been expended as appropriate to sustain the operation at the current production and operating cost level. In 2023, the Granger Optimization Project reached substantial completion and achieved first production. Capital expenditures are generally for sustaining production and operating costs except for some remaining capital for our Granger Optimization Project. We believe that the Granger site and its operating equipment are maintained in good working condition.
The total book value of the Westvaco and Granger sites as of December 31, 2023 and December 31, 2022 was approximately $1,668 million and $1,528 million, respectively.
In many cases, market demand drives annual production so that actual production may be less than plant capacities. The table below shows annual production from our trona property and its four plants for the fiscal years ended December 31, 2023, 2022 and 2021.

	Year ended December 31,
	2023	2022	2021
Total (in thousands of tons)	3,889	3,635	3,483
On January 1, 2023, we restarted our original Granger facility (which was put in cold standby in the second half of 2020) and its estimated 500,000 tons of annual production capacity. Also in 2023, our Granger Optimization Project reached substantial completion and achieved first production and is expected to ramp up to incremental 750,000 tons of annual production capacity in 2024.

Summaries of our mineral resources and reserves for the fiscal years ended December 31, 2023 and 2022 are set forth in the tables below:

		December 31, 2023		December 31, 2022
Area	Resource Category(1)	Million short tons (dry weight)	Grade (% Trona)(2)	Million short tons (dry weight)	Grade (% Trona)(2)
Granger Contiguous Leases	Measured	617	84	617	84
	Indicated	145	89	145	89
	Measured + Indicated	762	85	762	85

Westvaco Contiguous Leases	Measured	1,067	88	1,067	88
	Indicated	158	84	158	84
	Measured + Indicated	1,225	87	1,225	87
	Inferred	4	80	4	80

Granger Non-Contiguous Leases	Measured	87	85	87	85
	Indicated	60	84	60	84
	Measured + Indicated	147	85	147	85
	Inferred	3	84	3	84

Total	Measured + Indicated	2,134	86	2,134	86

Total	Measured + Indicated + Inferred	2,141	86	2,141	86
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

		December 31, 2023		December 31, 2022
Reserve Area/Type	Reserve Category	Million short tons (dry weight)(1)	Grade (% Trona)(5)	Million short tons (dry weight)(1)	Grade (% Trona)(5)
Westvaco dry extraction	Proven(2)	248	88	252	88
	Probable(2)	179	88	179	88
	Total Reserves(3)	427	88	431	88

Westvaco solution mining	Proven(2)	—		—
	Probable(2)	368	88	369	88
	Total Reserves(4)	368	88	369	88

Granger solution mining	Proven(2)	—		—
	Probable(2)	70	85	72	85
	Total Reserves(4)	70	85	72	85

Total solution mining	Total Reserves(4)	438	88	441	88

Total dry extraction and solution mining	Total Reserves	865	87	872	87
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
Total trona reserves for the fiscal year ended December 31, 2023 decreased approximately seven million short tons from fiscal year ended December 31, 2022, representing approximately 0.8% of the total reserves.
Dry mining reserves at year end 2023 are approximately four million short tons, or 1.0%, lower than year end 2022 reserves as a result of dry mine extraction in 2023.
Brine (solution) mining reserves at year end 2023 are approximately three million short tons, or 0.7% lower than year end 2022 reserves as a result of brine (solution) mining extraction in 2023.

Our mineral resource and reserve estimates are based on many factors, including the area and volume covered by our mining rights, assumptions regarding our extraction rates (based upon an expectation of operating the mines on a long-term basis) and the quality of in-place reserves. Stantec reviewed our data at the end of 2023 and 2022 and determined that, other than updating reserves to reflect ore consumption, there has not been any material changes in our mineral resources and reserves since the issuance of the TRS and the TRS can be relied upon in stating 2023 and 2022 reserves. Key assumptions and parameters relating to our mineral resources and reserves at the Westvaco site are discussed in the TRS, and include, among other things, the following:
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
•Capital expenditures are generally for sustaining production and operating costs. Sustaining capital expenditures in the future is assumed similar to recent history and short-term projections, with inflation similar to product pricing escalation.
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
At February 23, 2024, we had 122,424,321 Class A Common Units outstanding. As of December 31, 2023, the closing price of our common units was $11.58 and we had approximately 26,400 record holders of our Class A Common Units, which include holders who own units through their brokers “in street name.” Additionally, we have issued 23,111,918 Class A Convertible Preferred Units for which there is no established public trading market.
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
We are a growth-oriented MLP formed in Delaware in 1996. Our common units are traded on the New York Stock Exchange, or NYSE, under the ticker symbol “GEL.” We are (i) a provider of an integrated suite of midstream services (primarily transportation, storage, sulfur removal, blending, terminaling and processing) for a large area of the Gulf of Mexico and the Gulf Coast region of the crude oil and natural gas industry and (ii) one of the leading producers in the world of natural soda ash. We provide an integrated suite of services to refiners, crude oil and natural gas producers, and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels, and trucks. The other core focus of our business is our trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling business based in Wyoming (our “Alkali Business”). Our Alkali Business mines and processes trona from which it produces natural soda ash, also known as sodium carbonate (Na2CO3), a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent, lithium hydroxide and lithium carbonate (which are key inputs in the production of lithium batteries) and a variety of chemicals and other industrial products, and has been operating for approximately 75 years.
Included in Management’s Discussion and Analysis are the following sections:
•Overview of 2023 Results
•Recent Developments and Initiatives
•Results of Operations
•Other Consolidated Results
•Financial Measures
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Critical Accounting Estimates
•Recent Accounting Pronouncements
Overview of 2023 Results
We reported Net Income Attributable to Genesis Energy, L.P. of $117.7 million in 2023 compared to Net Income Attributable to Genesis Energy, L.P. of $75.5 million in 2022.
Net Income Attributable to Genesis Energy, L.P. in 2023 was impacted by: (i) an increase in operating income associated with our reportable segments primarily due to increased volumes and activity in our offshore pipeline transportation segment and higher day rates in our marine transportation segment (see “Results of Operations” below for additional details on our individual segments); (ii) a decrease in depreciation, depletion and amortization expense of $16.0 million (see “Results of Operations” below for additional details); and (iii) an increase in our equity in earnings of equity investees of $12.0 million. Additionally, we had a decrease in income attributable to our redeemable noncontrolling interests of $30.4 million as the associated outstanding preferred units held at a subsidiary of our Alkali Business (our “Alkali Holdings preferred units,” which are further discussed in Note 12 to our Consolidated Financial Statements in Item 8) were redeemed during 2022.
These increases were partially offset by a gain on sale of assets of $40.0 million (of which $8.0 million was attributable to our noncontrolling interests) in 2022 associated with the sale of our 80% owned Independence Hub platform and an increase to interest expense of $18.5 million during 2023 (see “Results of Operations” below for additional details). Additionally, 2023 included a net unrealized loss of $36.7 million from the valuation of our commodity derivative transactions (excluding fair value hedges) compared to a net unrealized gain of $5.7 million during 2022.
Cash flows from operating activities were $521.1 million for the 2023 period compared to $334.4 million for 2022. This increase was primarily attributable to higher Segment Margin reported during 2023 (inclusive of $32.0 million of distributions received net to us from the sale of the Independence Hub platform asset, which is included in Segment Margin and a cash flow from investing activities in 2022 on the Condensed Consolidated Statement of Cash Flows) and positive changes in our working capital requirements during 2023.

Available Cash before Reserves (as defined below in “Financial Measures”) decreased $1.4 million in 2023 to $351.2 million as compared to 2022 Available Cash before Reserves of $352.6 million, primarily due to the following items: i) an increase in distributions to preferred unitholders of $11.8 million; ii) an increase in interest expense of $18.5 million; iii) an increase in maintenance capital utilized of $10.3 million; iv) an increase in corporate general and administrative expenses of $8.0 million; and v) a decrease in income related to cancellation of debt of $8.6 million., as we repurchased and extinguished certain of our senior unsecured notes during 2022 This was almost fully offset by our increase in Segment Margin, which is further discussed below in “Results from Operations.” See “Financial Measures” below for additional information on Available Cash before Reserves.
Segment Margin was $827.1 million in 2023, an increase of $57.0 million as compared to 2022. We currently manage our businesses through four divisions that constitute our reportable segments - offshore pipeline transportation, soda and sulfur services, marine transportation and onshore facilities and transportation. A more detailed discussion of our segment results and other costs is included below in “Results of Operations”.
Distributions to Unitholders
On February 14, 2024, we paid a distribution of $0.15 per common unit related to the fourth quarter of 2023.
With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per unit (or $3.789 on an annualized basis). These distributions were paid on February 14, 2024 to unitholders holders of record at the close of business January 31, 2024.
Recent Developments and Initiatives
Our primary objectives are to generate and grow stable free cash flows and continue to deleverage our balance sheet, while never wavering from our commitment to safe and responsible operations, as well as continue to advance and integrate our sustainability program. We believe the following are important to meet our objectives:
•New and increased volumes on our existing offshore assets in the Gulf of Mexico through long-term contracted commercial opportunities that require minimal to no additional investment from us. This includes a full ramp up in volumes from the Argos FPS, which achieved first production in April 2023, and from the King’s Quay FPS and the Spruance development, both of which achieved first production in 2022.
•New incremental volumes from long-term contracted offshore commercial opportunities in the Gulf of Mexico, including the Shenandoah development, which will tie into our SYNC pipeline and further downstream to our CHOPS pipeline, and the Salamanca FPS, which will tie into our existing SEKCO pipeline for further transportation downstream to our existing pipeline network. These developments and their associated volumes are currently expected to come online in late 2024 and 2025.
•Increased capacity for soda ash production from our original Granger facility and its approximately 500,000 tons of annual production, which came back online on January 1, 2023, and our GOP, which reached substantial completion and achieved first production in the fourth quarter of 2023 and is expected to ramp up to its 750,000 incremental tons of annual production in 2024, bringing total pro forma annual production capacity to approximately 4.8 million tons.
•We continue to have a significant amount of available borrowing capacity under our senior secured credit facility, which will allow us, when combined with our increasing cash flow from operations as discussed above, to fund our high return capital projects, which will provide future cash flows to continue to further deleverage our balance sheet.
Offshore Growth Commitments and Capital Projects
During 2022, we entered into definitive agreements to provide transportation services for 100% of the crude oil production associated with two separate standalone deepwater developments that have a combined production capacity of approximately 160,000 barrels per day. In conjunction with these agreements, we are expanding the current capacity of the CHOPS pipeline and constructing a new 100% owned, approximately 105-mile, 20” diameter crude oil pipeline, the SYNC pipeline, to connect one of the developments to our existing asset footprint in the Gulf of Mexico. We plan to complete the construction in line with the producers’ plan for first oil achievement, which is currently expected in late 2024 or 2025. Additionally, in 2023, we entered into several additional definitive agreements with existing producers to further commit additional volumes transported on our CHOPS pipeline. The producer agreements include long term take-or-pay arrangements and, accordingly, we are able to receive a project completion credit for purposes of calculating the leverage ratio under our senior secured credit agreement throughout the construction period.

Results of Operations
In the discussions that follow, we will focus on our revenues, costs and expenses, as well as two measures that we use to manage the business and to review the results of our operations - Segment Margin and Available Cash before Reserves. Segment Margin and Available Cash before Reserves are defined in the “Financial Measures” section below.
Revenues, Costs and Expenses
Our revenues for the year ended December 31, 2023 increased $388.0 million, or 14%, from the year ended December 31, 2022, and our costs and expenses (excluding the gain on sale of assets in 2022) increased $333.6 million, or 13%, between the two periods, with a net increase to operating income (excluding the gain on sale of assets in 2022) of $54.4 million. The increase in our operating income during 2023 is primarily attributable to the increase in our reported Segment Margin primarily as a result of increased volumes and activity in our offshore pipeline transportation segment and increased utilization and day rates in our marine transportation segment, as well as lower depreciation, depletion and amortization during 2023. These increases were offset by a net unrealized loss of $36.7 million in 2023 as compared to a net unrealized gain of $5.7 million during 2022 from the valuation of our commodity derivative transactions (excluding fair value hedges).
A substantial portion of our revenues and costs are derived from the purchase and sale of crude oil in our crude oil marketing business, which is included in our onshore facilities and transportation segment, revenues and costs associated with our Alkali Business, which is included in our soda and sulfur services segment, and revenues and costs associated with our offshore pipeline transportation segment. We describe, in more detail, the impact on revenues and costs for each of our businesses below.
As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) decreased approximately 18% to $77.58 per barrel in 2023 as compared to $94.90 per barrel in 2022. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net income (loss) and Available Cash before Reserves. We have limited our direct commodity price exposure in our crude oil and petroleum products operations through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the previous section above entitled “Risks Related to Our Business”.
As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volume sold. We sell our products to an industry-diverse and worldwide customer base. Our sales prices are contracted at various times throughout the year and for different durations. Our sales prices for volumes sold internationally are contracted for the current year either annually in the prior year or periodically throughout the current year (often quarterly), and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. The majority of our volumes sold internationally are sold through ANSAC, which became a wholly owned subsidiary of our Alkali Business on January 1, 2023 as we became the sole member of it at that time. ANSAC promotes export sales of U.S. produced soda ash utilizing its logistical asset and marketing capabilities. During the year ended December 31, 2023, in addition to the volumes supplied by our operations and sold by ANSAC, ANSAC continued to receive a level of soda ash supply from certain former members to sell internationally, which is expected to continue in some capacity for at least the next several years. As a result of consolidating the results of ANSAC beginning on January 1, 2023, the sale of the soda ash volumes by ANSAC that were supplied by non-members are included in our consolidated results and have a proportionate effect to our revenues and costs, with little to no direct impact to our reported Segment Margin, Net income (loss) and Available Cash before Reserves. We will continue to report the sales volumes of soda ash included in the operating results table for our soda and sulfur services segment shown below as we have historically reported them for comparability purposes and due to the minimal impact these incremental sales volumes from ANSAC have on our reported Segment Margin, Net income (loss) and Available Cash before Reserves. Our sales volumes can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market, customer demand, economic growth, and our ability to produce soda ash. Positive or negative changes to our revenue, through fluctuations in sales volumes or sales prices, can have a direct impact to Segment Margin, Net income (loss) and Available Cash before Reserves as these fluctuations have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, some of which are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during 2023, as noted above, we had positive effects to our revenues compared to 2022 (with a lesser impact to costs) due to slightly higher domestic and export pricing of soda ash and higher sales volumes. For additional information, see our segment-by-segment analysis below.
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
In addition to our crude oil marketing business, Alkali Business and offshore pipeline transportation and handling operations discussed above, we continue to operate in our other core businesses, including our sulfur services business and our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of approximately 98% of the volumes transported on our onshore crude pipelines, and refiners account for approximately 90% of the revenues from our marine transportation segment during 2023, where we primarily transport intermediate refined products (not crude oil) between refining complexes.
Additionally, changes in certain of our operating costs between the respective periods, such as those associated with our soda and sulfur services, offshore pipeline transportation and marine transportation segments, are not directly correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Included below is additional detailed discussion of the results of our operations focusing on Segment Margin and other costs including general and administrative expenses, depreciation, depletion and amortization, gain on sale of assets, interest expense and income taxes.
Segment Margin
The contribution of each of our segments to total Segment Margin in each of the last three years was as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Offshore pipeline transportation	$406,672	$363,373	$317,560
Soda and sulfur services	282,014	306,718	166,773
Marine Transportation	110,423	66,209	34,572
Onshore facilities and transportation	27,953	33,755	98,824
Total Segment Margin	$827,062	$770,055	$617,729

Year Ended December 31, 2023 Compared with Year Ended December 31, 2022
Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2023	2022
	(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$329,560	$287,318
Offshore natural gas pipeline revenue, excluding non-cash revenues	59,408	46,660
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses	(70,879)	(75,811)
Distributions from equity investments(1)	88,583	73,206
Distributions from unrestricted subsidiaries(2)	—	32,000
Offshore pipeline transportation Segment Margin	$406,672	$363,373

Volumetric Data 100% basis:
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	274,527	207,008
Poseidon	306,182	257,444
Odyssey	59,535	84,682
GOPL(3)	2,622	6,964
Total crude oil offshore pipelines	642,866	556,098

Natural gas transportation volumes (MMBtus/day)	401,976	343,347

Volumetric Data net to our ownership interest(4):
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	175,697	132,485
Poseidon	195,956	164,764
Odyssey	17,265	24,558
GOPL(3)	2,622	6,964
Total crude oil offshore pipelines	391,540	328,771

Natural gas transportation volumes (MMBtus/day)	113,848	108,908
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

Offshore Pipeline Transportation Segment Margin for 2023 increased $43.3 million, or 12%, from 2022, primarily due to increased crude oil and natural gas activity, primarily from volumes associated with the King’s Quay FPS, as first oil production was achieved during 2022, and the Argos FPS, which achieved first oil production in the second quarter of 2023. The 2023 period benefited from a full year of volumes from King’s Quay, including its ramp up in production to levels reaching approximately 130,000 barrels of oil equivalent per day during 2023. The King’s Quay FPS supports volumes from the Khaleesi, Mormont, and Samurai field developments and is life of lease dedicated to our 100% owned crude oil and natural gas lateral pipelines and further downstream to our 64% owned Poseidon pipeline and 64% owned CHOPS pipeline and our 25.67% owned Nautilus natural gas system for ultimate delivery to shore. The Argos FPS, which supports BP’s operated Mad Dog 2 field development, achieved production levels of approximately 90,000 barrels of oil per day in 2023, with 100% of the volumes flowing through our 64% owned and operated CHOPS pipeline for ultimate delivery to shore. We expect to continue to benefit from King’s Quay FPS and Argos FPS volumes during 2024 and over their anticipated production profiles. In addition to these developments, activity in and around our Gulf of Mexico asset base continues to be robust, including incremental in-field drilling at existing fields that tie into our infrastructure. Lastly, 2023 had less overall downtime as compared to 2022, which was primarily a result of no weather-related events during the year. These increases were offset by distributions received from one of our unrestricted subsidiaries, Independence Hub LLC, of $32.0 million from the sale of its platform asset in 2022.
Soda and Sulfur Services Segment
Operating results for our soda and sulfur services segment were as follows:

	Year Ended December 31,
	2023	2022
Volumes sold :
NaHS volumes (Dry short tons “DST”)	106,857	128,851
Soda Ash volumes (short tons sold)(1)	3,326,024	3,096,494
NaOH (caustic soda) volumes (DST sold)	78,272	90,876

Revenues (in thousands):
NaHS revenues, excluding non-cash revenues	$148,899	$183,966
NaOH (caustic soda) revenues	62,920	74,284
Revenues associated with our Alkali Business(2)	1,431,443	896,125
Other revenues	5,012	8,226
Total external segment revenues, excluding non-cash revenues	$1,648,274	$1,162,601

Soda and sulfur services external operating costs, excluding non-cash items	(1,366,260)	(855,883)

Segment Margin (in thousands)	$282,014	$306,718

Average index price for NaOH per DST(3)	$1,057	$1,118

(1)Sales volumes represent soda ash volumes that are produced and supplied by our Alkali Business and excludes any alkali specialty products. See discussion above in “Results of Operations — Revenues and Costs and Expenses” regarding revenues associated with our Alkali Business.
(2)Revenues in 2023 include sales by ANSAC that were not produced and supplied by our Alkali Business that are included in our consolidated revenues. See discussion above in “Results of Operations — Revenues and Costs and Expenses” regarding revenues associated with our Alkali Business.
(3)Source: IHS Chemical.

Soda and sulfur services Segment Margin for 2023 decreased $24.7 million, or 8%, from 2022. This decrease is primarily attributable to lower NaHS and caustic soda sales volumes and pricing in our sulfur services business which was partially offset by higher soda ash sales volumes and slightly higher domestic and export pricing in our Alkali Business during 2023. We successfully restarted our original Granger production facility on January 1, 2023 and ramped up the production to its original nameplate capacity of approximately 500,000 tons on an annual basis during 2023. We also reached substantial completion and achieved first production from the GOP in the fourth quarter of 2023 and anticipate ramping up to the expected 750,000 incremental tons of annual production in 2024. Additionally, we had higher pricing on our domestic and export sales in 2023 due to a strong supply and demand balance in the first half of the year, which weakened in the second half of the year as a result of new global supply entering the market and a slower than anticipated re-opening of China’s economy. We expect this volatility to continue into 2024.
In our sulfur services business, we experienced lower than expected production during 2023 due to multiple factors, including a slower than expected ramp up in production from the completion of a major turnaround at one of our largest host refineries in the fourth quarter of 2022, unplanned operational and weather-related outages at several of our host refineries during the second quarter of 2023 (which returned to normal operations later in 2023), and lower production from a host refinery that partially converted its facility into a renewable diesel facility in the fourth quarter of 2022. In addition, we have experienced continued pressure on demand primarily in South America, which has negatively impacted sales volumes and pricing. In comparison, during 2022, we experienced robust NaHS sales volumes and prices due to an increase in demand from our mining customers, primarily in South America, and due to our ability to leverage our multi-faceted supply and terminal sites in our sulfur services business to capitalize on incremental spot volumes as certain of our competitors experienced one-off supply challenges.
Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel capacity ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Year Ended December 31,
	2023	2022
Revenues (in thousands):
Inland freight revenues	$129,023	$105,583
Offshore freight revenues	$113,990	$87,587
Other rebill revenues(1)	$84,451	$100,125
Total segment revenues	$327,464	$293,295

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses(1)	$217,041	$227,086

Segment Margin (in thousands)	$110,423	$66,209

Fleet Utilization:(2)
Inland Barge Utilization	100.0%	98.6%
Offshore Barge Utilization	98.1%	96.9%
(1) Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
Marine Transportation Segment Margin for 2023 increased $44.2 million, or 67%, from 2022. This increase is primarily attributable to an increase in our overall day rates (including both spot and term) in our inland and offshore business, including the M/T American Phoenix, during 2023. The increase in our day rates is due to the continued high demand for our barge services to move intermediate and refined products as a result of strong refinery utilization rates and a lack of new supply of similar type vessels (primarily due to higher construction costs and long lead times for construction) combined with the retirement of older vessels in the market. Additionally, we entered into a new three-and-a-half-year contract on the M/T American Phoenix, which started in January 2024 with a credit-worthy counterparty at the highest day rate we have received since we first purchased the vessel in 2014.

Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, trucks and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals and rail unloading facilities operating primarily within the U.S. Gulf Coast crude oil market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk-purchased crude oil, as well as purchased and sold refined products. Through these assets we offer our customers a full suite of services, including the following as of December 31, 2023:
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

Operating results for our onshore facilities and transportation segment were as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Gathering, marketing, and logistics revenue	$699,482	$890,719
Crude oil pipeline tariffs and revenues	26,654	31,822
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(637,092)	(828,933)
Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses	(68,750)	(66,400)
Other	7,659	6,547
Segment Margin	$27,953	$33,755

Volumetric Data (average Bbls/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	70,032	90,562
Jay	5,793	6,601
Mississippi	4,635	5,725
Louisiana(1)	65,895	94,389
Onshore crude oil pipelines total	146,355	197,277

Crude oil and petroleum products sales	23,170	24,643
Rail unload volumes	—	10,834
(1)Total daily volumes for the years ended December 31, 2023 and 2022 include 32,458 and 28,850 Bbls/day, respectively, of intermediate refined products and 33,019 and 53,459 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines.
Segment Margin for our onshore facilities and transportation segment decreased $5.8 million, or 17% , in 2023 as compared to 2022. The decrease is primarily due to an overall decrease in activity associated with our Baton Rouge corridor assets, specifically our rail unload and pipeline volumes, and a decrease in volumes on our Texas pipeline system during 2023.
Other Costs, Interest and Income Taxes
General and administrative expenses

	Year Ended December 31,
	2023	2022
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$48,407	$47,306
Segment	3,862	3,674
Long-term incentive based compensation plan expense	13,405	8,279
Third-party costs related to business development activities and growth projects	105	7,339
Total general and administrative expenses	$65,779	$66,598
Total general and administrative expenses decreased $0.8 million between 2023 and 2022. The decrease is primarily due to lower costs associated with business development activities and growth projects as 2022 included costs associated with the issuance of our Alkali senior secured notes and related sale of the ORRI Interests, as well as costs associated with the divestiture of our previously owned Independence Hub platform. This decrease was partially offset by an increase in costs associated with our long-term incentive compensation plan as a result of the assumptions used to value our outstanding awards during 2023.

Depreciation, depletion and amortization expense

	Year Ended December 31,
	2023	2022
	(in thousands)
Depreciation and depletion expense	$268,109	$285,302
Amortization expense	12,080	10,903
Total depreciation, depletion and amortization expense	$280,189	$296,205
Total depreciation, depletion and amortization expense decreased $16.0 million between 2023 and 2022. This decrease is primarily attributable to an acceleration of depreciation on our asset retirement obligation assets as a result of updates to the estimated timing and costs associated with certain of our non-core offshore gas assets in 2022. This decrease was partially offset by an overall increase in our depreciable asset base due to our continued growth and maintenance capital expenditures and placing new assets into service subsequent to the period ended December 31, 2022.
Interest expense, net

	Year Ended December 31,
	2023	2022
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$22,389	$10,980
Interest expense, Alkali senior secured notes	24,969	15,811
Interest expense, senior unsecured notes	231,006	209,001
Amortization of debt issuance costs, premium and discount	9,543	8,479
Capitalized interest	(43,244)	(18,115)
Interest expense, net	$244,663	$226,156
Net interest expense increased $18.5 million between 2023 and 2022 primarily due to an increase in interest expense associated with our senior secured credit facility, our Alkali senior secured notes (which we issued in May 2022 and incurred a full year of interest expense during 2023), and our senior unsecured notes. The increase in interest expense associated with our senior secured credit facility is primarily due to an increase in the SOFR rate, which is one of the main components of our interest rate, compared to 2022, and higher outstanding indebtedness during 2023. The increase in interest expense associated with our senior unsecured notes was primarily related to the issuance of our 2030 Notes in January 2023, which have a higher principal and interest rate than the 2024 Notes that were redeemed in January 2023.
This increase was partially offset by higher capitalized interest during 2023 as a result of our increased capital expenditures associated with the GOP and our offshore growth capital construction projects during the year.
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
Other Consolidated Results
Net income for the year ended December 31, 2023 included a loss of $4.6 million associated with the tender and write-off of the unamortized issuance costs associated with the 2024 Notes and 2025 Notes. These amounts are included within “Other expense, net” on the Consolidated Statement of Operations.
Net income for the year ended December 31, 2022 included an unrealized loss of $18.6 million from the valuation of our previously recognized embedded derivative associated with our Class A Convertible Preferred Units, and also included cancellation of debt income of $8.6 million associated with the open market repurchase and extinguishment of certain of our senior unsecured notes. Both of these amounts are included within “Other expense, net” on the Consolidated Statement of Operations. In addition, Net income for the year ended December 31, 2022 included a gain of $40.0 million recorded in “Gain on sale of asset” on the Consolidated Statement of Operations, of which $8.0 million, or 20%, is attributable to our noncontrolling interest holder, related to the sale of our Independence Hub platform to a producer group in the Gulf of Mexico for gross proceeds of $40.0 million.

A discussion of the operating results for the year ended December 31, 2022 compared with the year ended December 31, 2021 has been omitted from this Form 10-K. This discussion can be found within our previously filed 2022 Form 10-K, which was filed with the SEC on February 24, 2023.
Non-GAAP Financial Measures
General
To help evaluate our business, this Annual Report on Form 10-K includes the non-generally accepted accounting principles (“non-GAAP”) financial measure of Available Cash before Reserves. We also present total Segment Margin as if it were a non-GAAP measure. Our non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The accompanying schedules provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). A reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin is included in our segment disclosure in Note 14 to our Consolidated Financial Statements in Item 8. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
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
A reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin is included in our segment disclosure in Note 14 to our Consolidated Financial Statements in Item 8.
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

		Year Ended December 31,
		2023	2022
I.	Applicable to all Non-GAAP Measures	(in thousands)
	Differences in timing of cash receipts for certain contractual arrangements(1)	$56,341	$51,102
	Distributions from unrestricted subsidiaries not included in income(2)	—	32,000
	Certain non-cash items:
	Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value(3)	36,688	(5,717)
	Loss on debt extinguishment(4)	4,627	794
	Adjustment regarding equity investees(5)	24,635	21,199
	Other	(23,200)	(2,598)
	Sub-total Select Items, net	99,091	96,780
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs(6)	105	7,339
	Other	3,076	2,208
	Total Select Items, net	$102,272	$106,327
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
(3)2023 includes an unrealized loss of $36.7 million from the valuation of our commodity derivatives transactions (excluding fair value hedges). 2022 includes an unrealized loss of $18.6 million from the valuation of our previously recorded embedded derivative associated with our Class A Convertible Preferred Units and an unrealized gain of $24.3 million from the valuation of our commodity derivatives transactions (excluding fair value hedges).
(4)2023 includes the write-off of the unamortized issuance costs and tender premium fees associated with the repurchase and extinguishment of our 2024 Notes and 2025 Notes. 2022 includes the write-off of the unamortized issuance costs associated with the repurchase and extinguishment of certain of our senior unsecured notes during the year.
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

Available Cash before Reserves for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net income attributable to Genesis Energy, L.P.	$117,720	$75,457
Income tax expense (benefit)	(19)	3,169
Depreciation, depletion, amortization, and accretion	291,731	307,519
Gain on sale of assets	—	(32,000)
Plus (minus) Select Items, net	102,272	106,327
Maintenance capital utilized(1)	(67,650)	(57,400)
Cash tax expense	(1,048)	(815)
Distributions to preferred unitholders	(91,837)	(80,052)
Redeemable noncontrolling interest redemption value adjustments(2)	—	30,443
Available Cash before Reserves	$351,169	$352,648
(1)Maintenance capital expenditures in 2023 and 2022 were $125.0 million and $132.5 million, respectively. Our maintenance capital expenditures are principally associated with our alkali and marine transportation businesses.
(2)The 2022 period includes PIK distributions, accretion and valuation adjustments on the redemption feature associated with our preferred units, which were redeemed during the year ended December 31, 2022.
Liquidity and Capital Resources
General
On April 8, 2021, we entered into our Fifth Amended and Restated Credit Agreement (the “old credit agreement”), which initially provided for a $950 million senior secured credit facility, which was comprised of a revolving senior secured credit facility (the “old revolving credit facility”) with a borrowing capacity of $650 million and a term loan with a borrowing capacity of $300 million, with the ability to increase the aggregate size of the old revolving credit facility by an additional $200 million subject to lender consent and certain other customary conditions. Our term loan was paid off in full on November 17, 2021 with a portion of the gross proceeds of $418 million received from the sale of a 36% minority interest in CHOPS. On February 17, 2023, we entered into the Sixth Amended and Restated Credit Agreement (our “credit agreement”) to replace our old credit agreement. Our credit agreement provides for a $850 million senior secured revolving credit facility that matures on February 13, 2026, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions.
On April 29, 2022, we received $40 million, or $32 million net to our ownership interests, for the sale of our 80% owned Independence Hub platform which allowed us to repay a portion of the borrowings outstanding under our old revolving credit facility and further increase our borrowing capacity.
On May 17, 2022, Genesis Energy, L.P., through its newly created indirect unrestricted subsidiary, GA ORRI, issued $425 million principal amount of our 5.875% Alkali senior secured notes due 2042 to certain institutional investors, secured by GA ORRI’s fifty-year 10% limited term overriding royalty interest in substantially all of the Company’s Alkali Business trona mineral leases. The issuance generated net proceeds of $408 million, net of the issuance discount of $17 million. We make quarterly interest payments on our Alkali senior secured notes until March 2024, at which time we begin making quarterly principal and interest payments through the maturity date. We used a portion of net proceeds from the issuance to fully redeem the outstanding Alkali Holdings preferred units and utilized the remainder to repay a portion of the outstanding borrowings under our old revolving credit facility. The redemption of our Alkali Holdings preferred units, which carried an implied interest rate of 12-13%, and the issuance of our Alkali senior secured notes with a coupon rate of 5.875%, has allowed us to simplify our capital structure and lower our cost of capital, provide us additional flexibility under our senior secured credit facility, and remove any risk of refinancing our Alkali Holdings preferred units that were initially due in 2026.

On January 25, 2023, we issued $500 million in aggregate principal amount of our 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”); interest payments are due April 15 and October 15 of each year. That issuance generated net proceeds of approximately $491 million, net of issuance costs incurred. The net proceeds were used to purchase approximately $316 million of our existing 2024 Notes, including the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended January 24, 2023 and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our old revolving credit facility and for general partnership purposes. On January 26, 2023, we issued a notice of redemption for the remaining principal of approximately $25 million of our 2024 Notes, and discharged the indebtedness with respect to the 2024 Notes on February 14, 2023 by depositing the redemption amount with the trustee of the 2024 Notes for redemption of the 2024 Notes on February 25, 2023, all in accordance with the terms and conditions of the indenture governing the 2024 Notes.
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
In an effort to return capital to our investors, we announced the Repurchase Program on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program will be reviewed no later than December 31, 2024 and may be suspended or discontinued at any time prior thereto. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be canceled. During 2023, we repurchased and canceled a total of 114,900 Class A Common Units at an average price of approximately $9.09 per unit for a total purchase price of $1.0 million, including commissions, which is reflected as a reduction to the carrying value of our “Partners’ Capital - Common unitholders” on our Condensed Consolidated Balance Sheet as of December 31, 2023. We anticipate funding any future repurchase activity with a portion of our cash flows from operations and liquidity available under our senior secured credit facility.
On December 7, 2023, we issued $600.0 million in aggregate principal amount of our 8.25% senior unsecured notes due January 15, 2029 (the “2029 Notes). Interest payments are due January 15 and July 15 of each year with the initial interest payment due on July 15, 2024. The issuance of our 2029 Notes generated net proceeds of approximately $583 million, after deducting the underwriters’ discount and payment of offering expenses. The net proceeds were used to purchase approximately $514 million of our senior unsecured notes due October 1, 2025 (the “2025 Notes”) and pay the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended December 6, 2023. On December 8, 2023, we issued a notice of redemption for the remaining principal of approximately $21 million of our 2025 Notes, and discharged the indebtedness with respect to the 2025 Notes on December 28, 2023 by depositing the redemption amount with the trustee of the 2025 Notes for redemption of the 2025 Notes, all in accordance with the terms and conditions of the indenture governing the 2025 Notes.
The successful completion of the above events has resulted in no scheduled maturities of our senior unsecured notes until 2026 and has provided us a significant amount of available borrowing capacity under our senior secured credit facility, subject to compliance with covenants in the credit agreement, to, amongst other things, utilize for funding the remaining growth capital expenditures associated with our GOP and our offshore growth projects discussed earlier. Additionally, these events have allowed us to simplify our capital structure and eliminate our highest interest rate instrument, the Alkali Holdings preferred units.
As of December 31, 2023, we believe our balance sheet and liquidity position remained strong, including $547.2 million of borrowing capacity available under our $850.0 million senior secured credit facility, as of such date, subject to compliance with covenants in the credit agreement.
We anticipate that our future internally-generated funds and the funds available under our senior secured credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have historically been cash flows from operations, borrowing availability under our senior secured credit facility, proceeds from the sale of assets, the creation of strategic arrangements to share capital costs through joint ventures or strategic alliances, and the proceeds from issuances of equity (common and preferred) and senior unsecured or secured notes.
Our primary cash requirements consist of:
•working capital, primarily inventories and trade receivables and payables;
•routine operating expenses;
•capital growth (as discussed in more detail below) and maintenance expenditures;

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
At December 31, 2023, we had $298.3 million borrowed under our senior secured credit facility, with $19.3 million of the borrowed amount designated as a loan under the inventory sublimit. Our senior secured credit facility does not include a “borrowing base” limitation except with respect to our inventory loans. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of our senior secured credit facility. The total amount available for borrowings under our senior secured credit facility at December 31, 2023 was $547.2 million, subject to compliance with covenants in the credit agreement.
At December 31, 2023, our long-term debt totaled approximately $3.8 billion, consisting of $298.3 million outstanding under our senior secured credit facility (including $19.3 million borrowed under the inventory sublimit tranche), $3.1 billion of senior unsecured notes, and $425.0 million of Alkali senior secured notes (of which $11.6 million is current), which are secured by the ORRI Interests. Our senior unsecured notes balance is comprised of $339.3 million of our 2026 Notes, $981.2 million of our 2027 Notes, $679.4 million of our 2028 Notes, $600.0 million of our 2029 Notes, and $500.0 million of our 2030 Notes.
Future payment obligations related to our senior secured credit facility and senior unsecured notes as of December 31, 2023, including both principal and estimated interest payments, are summarized in the table below:

	Interest Rate	Maturity Date	Principal	Estimated Annual Interest Payable
			(in thousands)
Senior secured credit facility(1)	Varies	February 13, 2026	$298,300	$25,284
2026 Notes(2)	6.250%	May 15, 2026	339,310	21,207
2027 Notes(2)	8.000%	January 15, 2027	981,245	78,500
2028 Notes(2)	7.750%	February 1, 2028	679,360	52,650
2029 Notes(2)	8.250%	January 15, 2029	600,000	49,500
2030 Notes(2)	8.875%	April 15, 2030	500,000	44,375
Total estimated payments			$3,398,215	$271,516
(1)Amounts shown above for estimated interest payments represent the amounts that would be paid on an annual basis if the debt outstanding at December 31, 2023 remained outstanding for the year ended December 31, 2024, and interest rates remained constant.
(2)Each series of senior unsecured notes is further discussed and defined in Note 11 to our Consolidated Financial Statements in Item 8.
Future payment obligations associated with our Alkali senior secured notes, as of December 31, 2023, including both estimated principal and interest payments, are summarized in the table below:

Payment Obligations	Estimated Interest Payments	Estimated Principal Payments
2024	$24,712	$11,618
2025	23,997	13,097
2026	23,203	14,227
2027 through 2042	204,592	386,058

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

	2026 Notes	2027 Notes	2028 Notes	2029 Notes	2030 Notes
Redemption right beginning on	February 15, 2021	January 15, 2024	February 1, 2023	January 15, 2026	April 15, 2026
Redemption of up to 35% of the principal amount of notes with the proceeds of an equity offering permitted prior to	N/A	N/A	N/A	January 15, 2026	April 15, 2026
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
With respect to any quarter ending on or prior to March 1, 2019, we exercised our option to pay the holders of our Class A Convertible Preferred Units the applicable distribution in additional Class A Convertible Preferred Units equal the product of (i) the number of then outstanding Class A Convertible Preferred Units and (ii) the quarterly rate. For all subsequent periods ending after March 1, 2019, we have paid and will pay all distribution amounts in respect of our Class A Convertible Preferred Units in cash. As noted above, we redeemed a total of 2,224,860 Class A Convertible Preferred Units during 2023 and, as of December 31, 2023, there were 23,111,918 Class A Convertible Preferred Units outstanding.
Redeemable Noncontrolling interests
On September 23, 2019, we, through a subsidiary, Alkali Holdings, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the “LLC Agreement”) and a Securities Purchase Agreement (the “Securities Purchase Agreement”) whereby BXC purchased $55.0 million of preferred units (or 55,000 preferred units) and committed to purchase, during a three-year commitment period, up to a total of $350.0 million of preferred units (or 350,000 preferred units) in Alkali Holdings. Alkali Holdings utilized the net proceeds from the preferred units to fund a portion of the anticipated cost of the GOP. On April 14, 2020, we entered into an amendment to our agreements with BXC to, among other things, extend the construction timeline of the GOP by one year, which we substantially completed in the fourth quarter of 2023. In consideration for the amendment, we issued 1,750 Alkali Holdings preferred units to BXC, which was accounted for as issuance costs. As part of the amendment, the commitment period was increased to four years, and the total commitment of BXC was increased to, subject to compliance with the covenants contained in our agreements with BXC, up to $351.8 million of preferred units (or 351,750 preferred units) in Alkali Holdings.

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
On May 17, 2022 (the “Redemption Date”), we fully redeemed the 251,750 outstanding Alkali Holdings preferred units a Base Preferred Return Amount of $288.6 million utilizing a portion of the proceeds we received from the issuance of our Alkali senior secured notes. As of December 31, 2022 and 2023, there were no Alkali Holdings preferred units outstanding.
See Note 12 to our Consolidated Financial Statements in Item 8 for additional information regarding our mezzanine capital.
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
In our Alkali Business, we typically extract trona from our mining facilities, process into soda ash and other alkali products, and deliver and sell to our customers domestically and internationally. When we experience any differences in timing between the extraction, processing and sales of this trona or Alkali products, including the logistics and transportation to our customers, the cash requirements for these activities in the short term can be affected.
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

Net cash flows provided by our operating activities were $521.1 million and $334.4 million for 2023 and 2022, respectively. The increase in operating cash flow for 2023 compared to 2022 was primarily attributable to higher Segment Margin reported during 2023, a gain on sale of assets of $40.0 million in 2022 associated with the sale of our 80% owned Independence Hub platform, of which $8.0 million was attributable to our noncontrolling interests and $32.0 million that is included in Segment Margin but is considered a cash inflow from investing activities, and changes in our working capital requirements.
See Note 16 in our Consolidated Financial Statements in Item 8 for information regarding changes in components of operating assets and liabilities during the years ended December 31, 2023 and 2022.
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

	Years Ended December 31,
	2023	2022	2021
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$5,748	$6,292	$8,749
Soda and sulfur services assets	77,506	77,918	51,241
Marine transportation assets	33,643	39,084	34,456
Onshore facilities and transportation assets	5,927	2,928	4,476
Information technology systems	2,168	6,317	946
Total maintenance capital expenditures	$124,992	$132,539	$99,868
Growth capital expenditures:
Offshore pipeline transportation assets(1)	$400,325	$227,803	$41,445
Soda and sulfur services assets	141,887	96,600	175,877
Marine transportation assets	9,038	—	—
Onshore facilities and transportation assets	12,765	—	133
Information technology systems	10,006	9,379	8,259
Total growth capital expenditures	574,021	333,782	225,714
Total capital expenditures for fixed and intangible assets	699,013	466,321	325,582
Capital expenditures related to equity investees	4,489	10,301	352
Total capital expenditures	$703,502	$476,622	$325,934
(1)Growth capital expenditures in our offshore pipeline transportation segment for 2023 and 2022 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder (see further discussion below in “Growth Capital Expenditures”).
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long term growth strategy that may require significant capital.

Growth Capital Expenditures
On September 23, 2019, we announced the GOP along with the issuance of the Alkali Holdings preferred units, which were anticipated to fund up to the total estimated cost of the GOP. During the fourth quarter of 2021, we made the decision to fund the remaining capital expenditures associated with the GOP internally in lieu of issuing additional Alkali Holdings preferred units. We reached substantial completion and achieved first production from the GOP during the fourth quarter of 2023 and expect production to ramp up to its incremental design capacity of 750,000 on an annual basis in 2024.
During 2022, we entered into definitive agreements to provide transportation services for 100% of the crude oil production associated with two separate standalone deepwater developments that have a combined production capacity of approximately 160,000 barrels per day. In conjunction with these agreements, we are expanding the current capacity of our 64% owned CHOPS pipeline and constructing a new 100% owned, approximately 105 mile, 20” diameter crude oil pipeline, the SYNC pipeline, to connect one of the developments to our existing asset footprint in the Gulf of Mexico. We plan to complete the construction in line with the producers’ plan for first oil achievement, which is currently expected in late 2024 or 2025. Additionally, in 2023, we entered into several additional definitive agreements with existing producers to further commit additional volumes transported on our CHOPS pipeline. The producer agreements include long term take-or-pay arrangements and, accordingly, we are able to receive a project completion credit for purposes of calculating the leverage ratio under our credit agreement throughout the construction period.
We plan to fund our estimated growth capital expenditures utilizing the available borrowing capacity under our senior secured credit facility and our recurring cash flows generated from operations.
Maintenance Capital Expenditures
Maintenance capital expenditures incurred primarily relate to our marine transportation segment to replace and upgrade certain equipment associated with our vessels and in our Alkali Business, which is included in our soda and sulfur services segment, due to the costs to maintain our related equipment and facilities. Additionally, our offshore transportation assets incur maintenance capital expenditures to replace, maintain, and upgrade equipment at certain of our offshore platforms and pipelines that we operate. We expect future expenditures to be within a reasonable range of 2023’s expenditures dependent upon the timing of when we incur certain costs. See previous discussion under “Available Cash before Reserves” for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
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
On February 14, 2024, we paid a distribution of $0.15 per common unit related to the fourth quarter of 2023. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per unit (or $3.7892 on an annualized basis). These distributions were paid on February 14, 2024 to unitholders holders of record at the close of business January 31, 2024.

Our historical distributions to common unitholders and Class A Convertible Preferred unitholders are shown in the table below (in thousands, except per unit amounts).

Distribution For	Date Paid	Per Common Unit Amount	Total Amount	Per Preferred Unit Amount	Total Amount
2021
1st Quarter	May 14, 2021	$0.1500	$18,387	$0.7374	$18,684
2nd Quarter	August 13, 2021	$0.1500	$18,387	$0.7374	$18,684
3rd Quarter	November 12, 2021	$0.1500	$18,387	$0.7374	$18,684
4th Quarter	February 14, 2022	$0.1500	$18,387	$0.7374	$18,684
2022
1st Quarter	May 13, 2022	$0.1500	$18,387	$0.7374	$18,684
2nd Quarter	August 12, 2022	$0.1500	$18,387	$0.7374	$18,684
3rd Quarter	November 14, 2022	$0.1500	$18,387	$0.7374	$18,684
4th Quarter	February 14, 2023	$0.1500	$18,387	$0.9473	$24,002
2023
1st Quarter	May 15, 2023	$0.1500	$18,387	$0.9473	$24,002
2nd Quarter	August 14, 2023	$0.1500	$18,387	$0.9473	$23,314
3rd Quarter	November 14, 2023	$0.1500	$18,370	$0.9473	$22,612
4th Quarter(1)	February 14, 2024	$0.1500	$18,370	$0.9473	$21,894

(1)This distribution was paid on February 14, 2024 to unitholders of record as of January 31, 2024.
Contractual Obligations and Commitments
In addition to the principal and interest payment commitments associated with our long-term debt discussed above, we have other contractual obligations and commitments as of December 31, 2023, which are summarized below.
•We have estimated operating lease payment obligations totaling $425.1 million, of which $47.7 million is expected to be paid in 2024 (see Note 5 to our Consolidated Financial Statements in Item 8 for details on our lease obligations).
•We have unconditional purchase obligations from agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms. The estimated total for our unconditional purchase obligations is $25.3 million, of which $13.1 million is estimated to be paid in 2024. Contracts to purchase natural gas and utilities are generally at market-based prices. The estimated volumes and market prices at December 31, 2023 were used to value those obligations. The actual physical volumes and settlement prices may vary due to uncertainties involved in these estimates which include levels of production at the wellhead, changes in market prices and other conditions beyond our control.
•We have estimated cash requirements associated with our growth capital spending program, which we anticipate to be approximately $275.0 million to $300.0 million to complete our ongoing projects over the next 18 months. We also have current asset retirement obligations of approximately $27 million that we expect to pay in 2024. These requirements are expected to be funded primarily with free cash flow generated from our operations and availability under our senior secured credit facility.
Guarantor Summarized Financial Information
Our $3.1 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), except GA ORRI and GA ORRI Holdings and certain other subsidiaries. The remaining non-guarantor subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries. See Note 11 to our Consolidated Financial Statements in Item 8 for additional information regarding our consolidated debt obligations.

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
On May 17, 2022, we entered into an amendment to our old credit agreement, which designated GA ORRI and GA ORRI Holdings as unrestricted subsidiaries under our credit agreement. In addition, the amendment re-designated Genesis Alkali Holdings Company LLC, Genesis Alkali Holdings, LLC, Genesis Alkali, LLC and Genesis Alkali Wyoming, LP (the subsidiary entities that own our Alkali Business, other than the ORRI Interests) as restricted entities and guarantors of our old credit agreement. On May 17, 2022, we designated GA ORRI and GA ORRI Holdings as unrestricted subsidiaries and reclassified the entities that originally held our Alkali Business as restricted subsidiaries under the indentures governing our senior unsecured notes. The Alkali Business was historically presented as non-guarantor subsidiaries and because of such designation are now presented as guarantor subsidiaries. The changes made did not impact the Company’s previously reported consolidated net operating results, financial position, or cash flows.
The following is the summarized financial information for Genesis Energy, L.P. and the Guarantor Subsidiaries on a combined basis after elimination of intercompany transactions among the Guarantor Subsidiaries (which includes related receivable and payable balances) and the investment in and equity earnings from the non-Guarantor Subsidiaries.

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
December 31, 2023
(in thousands)
ASSETS:
Current assets	$927,015
Fixed assets, net	3,917,817
Non-current assets(1)	984,432

LIABILITIES AND CAPITAL:(2)
Current liabilities	887,422
Non-current liabilities	$3,925,841
Class A Convertible Preferred Units	813,589

Statements of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Year Ended December 31, 2023
(in thousands)
Revenues(3)	$3,035,640
Operating costs	2,785,749
Operating income	249,891
Net income before income taxes	92,879
Net income(2)	92,897
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(90,725)
Net income available to common unitholders	$2,172
(1)Excluded from non-current assets in the table above are net intercompany receivables of $48.9 million that are owed to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of December 31, 2023.
(2)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
(3)Excluded from revenues in the table above are $2.8 million of sales from Guarantor Subsidiaries to non-Guarantor Subsidiaries for the year ended December 31, 2023.
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
Fair Value of Assets and Liabilities Acquired and Identification of Associated Goodwill and Intangible Assets
In conjunction with each acquisition we make, we must allocate the cost of the acquired entity to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. As additional information becomes available, we may adjust the original estimates within one year subsequent to the acquisition. In addition, we are required to recognize intangible assets separately from goodwill. Determining the fair value of assets and liabilities acquired, as well as intangible assets such as customer relationships, contracts, trade names and non-compete agreements involves professional judgment and is ultimately based on acquisition models and management’s assessment of the value of the assets and liabilities acquired, and to the extent available, third-party assessments. Intangible assets with finite lives are amortized over their estimated useful life as determined by management. Goodwill, if any, is not amortized but instead is periodically assessed for impairment, as discussed further below. Uncertainties associated with these estimates include fluctuations in economic obsolescence factors in the area and potential future sources of cash flow.

On January 1, 2023, we became the sole member of ANSAC and assumed 100% of the voting rights of the entity, and it became a wholly owned subsidiary of Genesis. We determined that ANSAC met the definition of a business and we accounted for our acquisition of ANSAC as a business combination. We have reflected the financial results of ANSAC within our soda and sulfur services segment from the date of acquisition, January 1, 2023. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their respective fair values. There was no consideration transferred as a result of becoming the sole member of ANSAC. The assets acquired include inventories principally related to finished goods (soda ash), fixed assets primarily related to leasehold improvements at the leased facility that supports our logistics operations, an intangible asset related to our assets supporting our logistical and marketing footprint, right of use assets and our corresponding lease liabilities, primarily associated with our right to use certain assets to store and load finished goods, the vessels we utilize to ship finished goods to distributors and end users, as well as office space. Our leasehold improvements and intangible asset both have an estimated useful life of ten years, which is consistent with the term of our primary lease facilitating our logistics operations.
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
Recoverability of Equity Method Investments
We account for non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control, of an investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions.
We evaluate our equity method investments for impairment at least annually or whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of an investment may have experienced an other-than-temporary decline in value. When evidence of loss in value has occurred, management compares the estimated fair value of the investment to the carrying value of the investment to determine whether an impairment has occurred. If the estimated fair value is less than the carrying value and management considers the decline in value to be other than temporary, the excess of the carrying value over the estimated fair value is recognized in the financial statements as an impairment.
See Note 9 to our consolidated financial statements for our discussion on equity method investments.
Recoverability of Long-Lived Assets
When events or changes in circumstances indicate that the carrying value of our long lived assets, including fixed assets, finite lived intangible assets, and right of use asset may not be recoverable, we review our assets for impairment. We compare the carrying value of the associated asset to the estimated undiscounted future cash flows expected to be generated from that asset. Estimates of future net cash flows include estimating future volumes and/or contractual commitments, future margins or tariff rates, future operating costs and other estimates and assumptions consistent with our business plans. If we determine that an asset’s carrying value may not be recoverable due to impairment, we may be required to reduce the carrying value and/or the subsequent useful life of the asset.
Any such write-down of the value and unfavorable change in the useful life of a long-lived asset would increase costs and expenses at that time. For the years ended December 31, 2023, 2022 and 2021, we did not recognize an impairment expense associated with our long-lived assets.
Recoverability of Goodwill
Goodwill represents the excess of the purchase prices we paid for certain businesses over their respective fair values. We do not amortize goodwill. Goodwill is tested annually (at the reporting unit level) for possible impairment as of October 1 of each fiscal year, and on an interim basis when indicators of possible impairment exist.

We have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the applicable reporting units include, but are not limited to, changes in macroeconomic conditions, industry and market considerations, cost factors, discount rates, competitive environments and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.
We also have the option to proceed directly to the quantitative test. Under the quantitative impairment test, the estimated fair value of the reporting unit is compared to its carrying value, including goodwill. If the carrying value of the reporting unit including goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized, up to a maximum amount of goodwill allocated to that reporting unit. We can resume the qualitative assessment in any subsequent period for any reporting unit.
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
We performed a qualitative assessment as of October 1, 2023 and 2022 for our refinery services reporting unit, which is the only reporting unit as of our assessment date that has goodwill. We did not identify any relevant events or circumstances indicating that it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized for the year ended December 31, 2023 and 2022.
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
Fair Value of Derivatives
We reflect estimates for the fair value of our derivatives based on our internal records and information from third parties. We have commodity and other derivatives that are accounted for as assets and liabilities at fair value in our Consolidated Balance Sheets. The valuations of our derivatives that are exchange traded are based on market prices on the applicable exchange on the last day of the period. For our derivatives that are not exchange-traded, the estimates we use are based on indicative broker quotations. Changes in these estimates could cause a material change to our financial results.
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
For additional information regarding the Class A Convertible Preferred Units and the associated embedded derivative, see Note 12 and Note 19 to our Consolidated Financial Statements in Item 8.
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
At December 31, 2023, we were not aware of any contingencies or environmental liabilities that would have a material effect on our financial position, results of operations or cash flows.
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
Employee Benefits
We sponsor a defined benefit pension plan for union-only employees of our Alkali Business. We recognize the net funded status of the pension plan under GAAP as a net liability, included within “Other long-term liabilities” as of December 31, 2023 and 2022 on our Consolidated Balance Sheets. The funded status represents the difference between the fair value of the pension plan’s assets and the estimated benefit obligation of the plan. The benefit obligation represents the present value of the estimated future benefits we expect to pay to plan participants based on service at the end of each period. The benefit obligation and plan assets are measured at the end of each year, or more frequently, upon the occurrence of a significant event, such as a settlement or curtailment. We utilize actuarial valuations to measure our funded status in the plan, which include assumptions such as discount rates, expected long-term rate of return on our plan assets, the timing of our contributions and payments, employee headcount and compensation changes, amongst others. Significant changes to certain of these assumptions can have a material impact to our financial statements. We recognized an actuarial gain of $1.8 million during 2023 primarily due to the difference between the actual and expected return on our plan assets during the year partially offset by a decrease in the discount rate utilized to calculate our benefit obligation from 5.33% at December 31, 2022 to 5.16% at December 31, 2023. We recognized an actuarial gain of $11.2 million during 2022 in accumulated other comprehensive income primarily as a result of an increase to the discount rate utilized to calculate our benefit obligation from 3.27% at December 31, 2021 to 5.33% at December 31, 2022. The impact of the increase in our discount rate was partially offset as a result of an actuarial loss recognized due to the difference between the actual and expected return on our plan assets during 2022.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including (i) commodity price risk, (ii) fuel and freight price risk and (iii) interest rate risk. We use various derivative instruments primarily to manage commodity price risk and fuel and freight price risk. Our risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our derivative positions, as well as our physical volumes, grades, locations, and delivery schedules. We do not acquire and hold futures contracts or other derivatives for the purpose of speculating on price changes. The following discussion addresses each category of risk:
Commodity Price Risk
We use derivative instruments to hedge price risk associated with the following commodities:
•Crude Oil and Petroleum Products — We utilize crude oil and petroleum product derivatives to hedge commodity price risk, including crude oil, fuel oil and other petroleum products, inherent in our onshore facilities and transportation segment. Our objectives for these derivatives include hedging fixed price purchase and sales, crude inventories, and basis differentials. We manage these exposures with various instruments including exchange-traded futures, options and swap contracts. Our risk management policies are designed to monitor our physical volumes, grades and delivery schedules to ensure our hedging activities address the market risks inherent in our gathering and marketing activities. As of December 31, 2023 we had entered into derivative instruments that will settle between January 2024 and April 2024.
•Natural Gas — We utilize natural gas derivatives to hedge commodity price risk inherent in our Alkali Business. Our objectives for these derivatives include hedging anticipated purchases of natural gas used by our Alkali Business to generate heat and power for operations. We manage these exposures with a combination of commodity price swap contracts, futures and option contracts. As of December 31, 2023 we had entered into derivative instruments that will settle between January 2024 and December 2025.
Fuel and Freight Price Risk
•Forward Freight Hedges — ANSAC is exposed to fluctuations in freight rates for vessels used to transport soda ash to our international customers. We use exchange-traded or over-the-counter futures, swaps and options to hedge future freight rates for forecasted shipments. As of December 31, 2023 we did not have any open derivative positions related to vessel freight.
•Bunker Fuel Hedges — ANSAC is exposed to fluctuations in the price of bunker fuel consumed by vessels used to transport soda ash to our international customers. We use exchange-traded or over-the-counter futures, swaps and options to hedge bunker fuel prices for forecasted shipments. As of December 31, 2023 we had entered into derivative instruments that will settle between January 2024 and December 2024.
•Rail Fuel Surcharge Hedges — ANSAC enters into rail transport agreements that require us to pay rail fuel surcharges based on changes in the U.S. On-Highway Diesel Fuel Price published by the U.S. Department of Energy (“DOE”). We use exchange-traded or over-the-counter futures, swaps and options to hedge fluctuations in the fuel price. As of December 31, 2023 we had entered into derivative instruments that will settle between January 2024 and August 2024.
The accounting treatment for our derivatives is discussed further in Note 19 to our Consolidated Financial Statements in Item 8.

The table below presents information about our open derivative contracts at December 31, 2023. Notional amounts in barrels, MMBtu, gallons (“Gal”), or metric tons (“MT”), the weighted average contract price, total contract amount and total fair value amount in U.S. dollars of our open positions are presented below. Fair values were determined by using the notional amount in barrels, MMBtu, gallons, or metric tons multiplied by the December 31, 2023 quoted market prices. The table does not include offsetting physical exposures hedged by our derivative contracts.

	Unit of Measure for Volume	Contract Volumes (in 000’s)	Unit of Measure for Price	Weighted Average Market Price	Contract Value (in 000’s)	Mark-to Market Change (in 000’s)	Settlement Value (in 000’s)
Futures and Swap Contracts
Sell (Short) Contracts:
Crude Oil	Bbl	242	Bbl	$74.71	$18,080	$(715)	$17,365
Natural Gas	MMBtu	2,100	MMBtu	$2.54	$5,332	$137	$5,469

Buy (Long) Contracts:
Crude Oil	Bbl	30	Bbl	$74.89	$2,247	$(97)	$2,150
Natural Gas Swaps	MMBtu	13,230	MMBtu	$0.56	$7,399	$(1,826)	$5,573
Natural Gas	MMBtu	13,440	MMBtu	$3.58	$48,080	$(10,429)	$37,651
Bunker Fuel	MT	62	MT	$53.00	$33,322	$(155)	$33,167

Option Contracts
Written Contracts:
Natural Gas	MMBtu	60	MMBtu	$0.75	$45	$5	$50

Purchased Contracts:
Natural Gas	MMBtu	30	MMBtu	$0.02	$1	$(1)	$—
Diesel	Gal	2,750	Gal	$0.33	$912	$(445)	$467
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
Obligations under our senior secured credit facility bear interest at the Term SOFR rate or alternate base rate (which approximates the prime rate), at our option, plus the applicable margin. We have not historically hedged our interest rates. On December 31, 2023, we had $298.3 million of debt outstanding under our senior secured credit facility. A 10% change in the Term SOFR rate would have resulted in an immaterial impact to Net income for the year ended December 31, 2023.
The Preferred Distribution Rate Reset Election associated with our Class A Convertible Preferred Units represented a feature that was required to be bifurcated from the related host contract, the preferred unit purchase agreement, and accounted for as an embedded derivative recorded at fair value in our Consolidated Balance Sheets. Our final valuation of the embedded derivative occurred on September 29, 2022, which is the date at which the feature within the Class A Convertible Preferred Units that required bifurcation and fair value measurement no longer existed. On September 29, 2022, the fair value of the liability associated with the embedded derivative was reclassified to mezzanine equity. The valuation model utilized for this embedded derivative contained inputs including our common unit price relative to the issuance price, the current dividend yield, the discount yield (which was adjusted periodically for changed associated with the industry’s credit markets), equity volatility, default probabilities, U.S. treasury rates, and timing estimates to ultimately calculate the fair value of our Class A Convertible Preferred Units with and without the Preferred Distribution Rate Reset Option. See Note 12 and Note 19 to our Consolidated Financial Statements in Item 8 for further discussion of our Class A Convertible Preferred Units and embedded derivatives.

Item 8. Financial Statements and Supplementary Data
The information required hereunder is included in this report as set forth in the “Index to Consolidated Financial Statements.”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosures. Our chief executive officer and chief financial officer, with the participation of our management, have evaluated our disclosure controls and procedures as of December 31, 2023 and have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer to allow for timely decisions regarding required disclosures in this Annual Report on Form 10-K.
Changes in Internal Controls over Financial Reporting
There were no changes during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Management of the partnership is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. The partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the partnership’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment as of December 31, 2023, management has concluded the partnership’s internal control over financial reporting is effective based on those criteria.
In January 2023, we became the sole member of ANSAC and accounted for it as a business combination. We excluded ANSAC from the scope of our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. ANSAC accounted for approximately 27% of our consolidated revenues for the year ended December 31, 2023 and approximately 5% of our total consolidated assets at December 31, 2023.
PricewaterhouseCoopers LLP, the partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the partnership’s internal control over financial reporting as of December 31, 2023, as stated in their report which appears in Item 8. “Financial Statements and Supplementary Data.”

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

Presently, our board of directors believes that, because Mr. Grant E. Sims is the director most familiar with our business and industry and the most capable of leading the discussion of, and executing on, our business strategy, he is best situated to serve as Chairman, regardless of the fact that he is the Chief Executive Officer of our general partner. Our board of directors also believes that the appointment of a lead independent director, who will preside over executive sessions of non-management directors of our board of directors, will facilitate teamwork and communication between the non-management directors and management. Our board of directors appointed Mr. Jastrow as our lead independent director because of his executive experience and service as a director of other companies. Our board of directors believes that the combined role of Chairman and Chief Executive Officer working with the lead independent director is currently in the best interest of unitholders, providing the appropriate balance between developing our strategy and overseeing management.
On September 1, 2017, we sold $750 million of Class A Convertible Preferred Units in a private placement, comprised of 22,249,494 units for a cash purchase price per unit of $33.71 (subject to certain adjustments, the “Issue Price”) to two initial purchasers. In connection with the private placement, we have granted each initial purchaser (including its applicable affiliate transferees) certain rights, including (i) the right to appoint an observer, who shall have the right to attend our board meetings for so long as an initial purchaser (including its affiliates) owns at least $200 million of our Class A Convertible Preferred Units and (ii) the right to appoint two directors to our general partner’s board of directors if (and so long as) we fail to pay in full any three quarterly distribution amounts, whether or not consecutive. As of December 31, 2023, we had 23,111,918 Class A Convertible Units outstanding.
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
Risk Oversight
We face a number of risks, including exposure to matters relating to the environment, regulation, competition, fluctuations in commodity prices and interest rates, pandemics, cybersecurity threats and severe weather. Management is responsible for the day-to-day management of the risks our company faces, although our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In fulfilling its risk oversight role, our board of directors must determine whether risk management processes designed and implemented by our management are adequate and functioning as designed. Senior management regularly delivers presentations to our board of directors on strategic matters, operations, risk management and other matters, and are available to address any questions or concerns raised by our board of directors. Board of directors meetings also regularly include discussions with senior management regarding strategies, key challenges and risks and opportunities for our company.
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
Governance, Compensation and Business Development Committee
The governance, compensation and business development committee (“G&C Committee”) of our board of directors generally (i) monitors compliance with corporate governance guidelines, (ii) reviews and makes recommendations regarding board and committee composition, structure, size, compensation and related matters, and (iii) oversees compensation plans and compensation decisions for our employees. All the members of our board of directors, other than our CEO, serve as members of the G&C Committee. Mr. Jastrow is the chairperson. The charter of the G&C Committee is available on our website (www.genesisenergy.com) free of charge.
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
Executive Sessions of Non-Management Directors
Our board of directors holds executive sessions in which non-management directors meet without any members of management present in connection with regular board meetings. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. Mr. Jastrow, as the lead independent director, serves as the presiding director at those executive sessions. In accordance with NYSE rules, interested parties can communicate directly with non-management directors by mail in care of the General Counsel and Secretary or in care of the chairperson of the audit committee at 811 Louisiana, Suite 1200, Houston, TX 77002. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded. We have established a toll-free, confidential telephone hotline so that interested parties may communicate with the chairperson of the audit committee or with all the non-management directors as a group. All calls to this hotline are reported to the chairperson of the audit committee who is responsible for communicating any necessary information to the other non-management directors. The number of our confidential hotline is (844) 988-1695.

Directors and Executive Officers
Set forth below is certain information concerning our directors and executive officers, effective as of February 23, 2024.

Name	Age	Position
Grant E. Sims	68	Director, Chairman of the Board, and Chief Executive Officer
Conrad P. Albert	77	Director
James E. Davison	86	Director
James E. Davison, Jr.	57	Director
Sharilyn S. Gasaway	55	Director
Kenneth M. Jastrow II	76	Director
Jack T. Taylor	72	Director
Kristen O. Jesulaitis	54	Chief Financial Officer and Chief Legal Officer
Ryan S. Sims	40	President and Chief Commercial Officer
Robert V. Deere	69	Chief Administrative Officer
Edward T. Flynn	65	Executive Vice President
Garland G. Gaspard	69	Senior Vice President
Louis V. Nicol	39	Senior Vice President and Chief Accounting Officer
Richard R. Alexander	48	Vice President
William W. Rainsberger	39	Senior Vice President
Jeffrey J. Rasmussen	57	Vice President
Grant E. Sims has served as a director and Chief Executive Officer of our general partner since August 2006 and Chairman of the Board of our general partner since October 2012. Mr. Grant E. Sims was affiliated with Leviathan Gas Pipeline Partners, LP from 1992 to 1999, serving as the Chief Executive Officer and a director beginning in 1993 until he left to pursue personal interests, including investments. Leviathan (subsequently known as El Paso Energy Partners, L.P. and then GulfTerra Energy Partners, L.P.) was a NYSE listed MLP. Mr. Grant E. Sims has an established track record of developing strong companies and has led his companies through a period of substantial growth while increasing geographic and operational diversity. Mr. Grant E. Sims provides leadership skills, executive management experience and significant knowledge of our business environment, which he has gained through his vast experience with other MLPs.
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
Kristen O. Jesulaitis has served as Chief Financial Officer and Chief Legal Officer of our general partner since April 2023. Ms. Jesulaitis leads Genesis’ accounting, finance and legal organizations, including financial reporting, capital markets execution, treasury and cash management. She also oversees all legal matters of Genesis, including those related to acquisitions and commercial transactions, compliance and regulatory affairs, corporate governance, finance, securities and sustainability. Previously, Ms. Jesulaitis served as Chief Legal Officer and Senior Vice President of our general partner from July 2011 until April 2023. Prior to joining Genesis, she was a partner at the law firm Akin Gump Strauss Hauer & Feld LLP, principally engaged in the areas of corporate and securities law, with primary focus in the midstream energy sector.
Ryan S. Sims has served as President and Chief Commercial Officer of our general partner since April 2023. He is responsible for the execution of Genesis’ long-term strategy and the ultimate leadership of our commercial, operational, corporate development, planning, investor relations and financial activities. Mr. Ryan S. Sims joined Genesis in 2011 and most recently served as Senior Vice President, Finance and Corporate Development of our general partner from March 2019 to April 2023, where he was responsible for the corporate development, planning and investor relations functions. Prior to joining Genesis, Mr. Ryan S. Sims spent six years in the investment banking industry. Mr. Ryan S. Sims is the son of Grant E. Sims, our Chairman and Chief Executive Officer.
Robert V. Deere has served as Chief Administrative Officer of our general partner since April 2023 and served as Chief Financial Officer of our general partner from October 2008 to March 2023. Mr. Deere served as Vice President, Accounting and Reporting at Royal Dutch Shell (Shell) from 2003 through 2008.
Edward T. Flynn has served as Executive Vice President of our general partner and President of Genesis Alkali since we acquired that business from Tronox Ltd. in September 2017. Prior to joining Genesis, Mr. Flynn worked for Tronox Corporation as Executive Vice President and President of Tronox Alkali since April 2015 and was with FMC Corporation for 33 years, serving most recently as President FMC Minerals. Mr. Flynn is currently Chairman of the Board of Directors of ANSAC.
Garland G. Gaspard has served as Senior Vice President of our general partner since January 2017 and is responsible for the operational aspects of our onshore and offshore pipelines, rail facilities, terminals, offshore facilities and assets, engineering, trucking, and health, safety, security and environmental compliance. Mr. Gaspard joined Genesis in 2015 as a result of our acquisition of the offshore Gulf of Mexico assets from Enterprise Products Partners L.P. and has had responsibility for the operational aspects of our offshore assets since that time. Prior to this acquisition, Mr. Gaspard served in various capacities within Enterprise Products' operations including underground gas storage, natural gas liquids, natural gas pipelines and offshore operations.

Louis V. Nicol has served as Senior Vice President and Chief Accounting Officer of our general partner since April 2023. He is responsible for Genesis’ accounting and financial reporting organizations. Mr. Nicol joined Genesis in June 2014 in the finance and accounting department and has held oversight roles with increasing levels of responsibility. Prior to Genesis, Mr. Nicol worked in the audit practice at KPMG LLP for approximately six years.
Richard R. Alexander has served as Vice President of our general partner since November 2014. Mr. Alexander is responsible for the commercial aspects of our marine transportation segment. Since 2008, Mr. Alexander has served in various capacities within our marine operations.
William W. Rainsberger has served as Senior Vice President of our general partner since April 2023. He is responsible for the commercial aspects of our offshore pipelines. Mr. Rainsberger joined Genesis in 2010 and has served as Vice President of our general partner since 2019. Previously, Mr. Rainsberger was responsible for the corporate development and planning functions. Prior to joining Genesis, Mr. Rainsberger worked in the investment banking industry.
Jeffrey J. Rasmussen has served as Vice President of our general partner since April 2023 and is responsible for the commercial aspects of our sulfur services business. Mr. Rasmussen joined Genesis in 2017 as a result of our acquisition of the Alkali Business, where he most recently served as Director of Specialty Products. Prior to joining Genesis, he spent 15 years with FMC Corporation.
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

Item 11. Executive Compensation
The Compensation Discussion and Analysis below discusses our compensation process and our objectives and philosophy with respect to our Named Executive Officers (“NEOs”) for the fiscal year ended December 31, 2023.
Compensation Discussion and Analysis
Named Executive Officers
Our NEOs for 2023 were:
•Grant E. Sims, Chairman and Chief Executive Officer;
•Ryan S. Sims, President and Chief Commercial Officer;
•Kristen O. Jesulaitis, Chief Financial Officer and Chief Legal Officer;
•Robert V. Deere, Chief Administrative Officer; and
•Edward T. Flynn, Executive Vice President.
Board and Governance, Compensation and Business Development Committee
Our board of directors is responsible for, and effectively determines, compensation programs applicable to our NEOs and to the board itself. Our board of directors has delegated to the G&C Committee, of which a majority of the members are “independent,” according to NYSE listing standards, the authority and responsibility to regularly analyze and evaluate our compensation policies, to determine the annual compensation of our NEOs, and to make recommendations to our board of directors with respect to such matters. As described in more detail below, the G&C Committee engaged Meridian Compensation Partners, LLC (“Meridian”), as its independent compensation consultant for 2023. As the need arises, we also utilize committees comprised solely of certain of our independent directors (i.e., the audit committee or special committees) to review and make recommendations with respect to certain matters. Because the G&C Committee is comprised of all the members of our board of directors, excluding our CEO, determinations and recommendations by the G&C Committee are effectively determinations and recommendations by our board of directors, which has approval authority for all such compensation matters. For a more detailed discussion regarding the purposes and composition of board committees, please see Item 10. “Directors, Executive Officers and Corporate Governance.”
Committee/Board Process
Following the end of each calendar year, our CEO reviews the compensation of all the other NEOs and makes a proposal to the G&C Committee regarding their compensation. The CEO’s proposal is based on (among other things) our financial results for the prior year, the relevant executive’s areas of responsibility, market data provided by our independent compensation consultant, and recommendations from the relevant executive’s supervisor (if other than our CEO). The G&C Committee reviews the compensation of our CEO and the proposal of our CEO regarding the compensation of the other NEOs and makes a final determination (and a recommendation to our board of directors) regarding the compensation of our NEOs. Depending on the nature and quantity of changes made to that proposal, there may be additional G&C Committee meetings and discussions with our CEO in advance of that determination. Our board of directors has final approval authority for all such compensation matters.
Committee/Board Approval
The G&C Committee determines salaries, annual cash incentives and long-term awards for executive officers, taking into consideration the CEO’s recommendation regarding the NEOs. In April, any applicable salary increases, retention and annual bonuses, and long-term incentive awards are typically made or granted.
Role of Compensation Consultant and Peer Group Analysis
The G&C Committee’s charter authorizes it to retain independent compensation consultants from time to time to serve as a resource in support of its efforts to carry out certain duties. In 2023, the G&C Committee engaged Meridian, an independent compensation consultant, to assist the G&C Committee in assessing and structuring competitive compensation packages for the executive officers that are consistent with our compensation philosophy. The G&C Committee assessed the independence of Meridian pursuant to current exchange listing requirements and SEC guidance and concluded that no conflict of interest exists that would prevent Meridian from serving as an independent consultant to the G&C Committee.

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
For purposes of reviewing the compensation amounts related to 2023, Meridian performed a market analysis using a peer group that consisted of the following 14 companies in the energy industry: Plains All American Pipeline, L.P., Targa Resources Corp., HF Sinclair Corporation, Equitrans Midstream Corporation, EnLink Midstream, LLC, Magellan Midstream Partners, L.P. (subsequently acquired during 2023 by ONEOK), Delek US Holdings, Inc., NGL Energy Partners LP, NuStar Energy L.P., Sunoco LP, Crestwood Equity Partners LP, USA Compression Partners, LP, U.S. Silica Holdings, Inc. and Calumet Specialty Products Partners, L.P. These companies were selected as the compensation peer group for any or all of the following reasons:
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
Compensation Objectives and Philosophy
The primary objectives of our compensation program are to:
•encourage our executive leaders to build and operate the partnership in a way that is aligned with our common and preferred unitholders’ interests, focusing on visible distribution, high coverage and targeted leverage metrics, all combining to maximize per unit value, while maintaining a focus on the long-term stability of the enterprise and structured so as to not promote inappropriate risk taking;
•offer near-term and long-term compensation opportunities that are competitive with industry norms; and
•provide appropriate levels of retention to the executive team to ensure long-term continuity and stability for the successful execution of key growth initiatives and projects.
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
We pay base salaries at levels that we feel are appropriate for the skills and qualities of the individual NEOs based on their past performance, current scope of responsibilities and future potential. The incentive-based components of each NEO’s compensation include annual cash bonus opportunities and participation in our long-term incentive program. The annual cash bonus rewards incremental operational and financial achievements required to meet investor expectations in the short-term while the long-term component focuses rewards on the long-term stability of the enterprise and intends to assure an alignment between executives and investors in the partnership. Both incentive components are generally linked to base salary and are consistent in general with our understanding of market practice and with our judgment regarding each individual’s role in the organization.
As described in more detail below, we believe that the combination of base salaries, cash bonuses and long-term cash-based incentive awards provide an appropriate balance of short and long-term incentives, and alignment of the incentives for our executives, including our NEOs, with the interests of our unitholders.
The amount of compensation contingent on performance is a significant percentage of total compensation, therefore ensuring that business decisions and actions lead to the long-term growth and sustainability of the organization. Our bonus plan (including retention bonuses) is short-term in nature and includes awards based on individual and company performance with the goal of retaining key employees and NEOs. Our long-term incentive plan is linked to our generation of Available Cash before Reserves, our sustainability and safety record, as well as the partnership’s Consolidated Leverage ratio (as defined in our senior secured credit facility agreement).
Elements of Our Compensation Program and Compensation Decisions for 2023
The primary elements of our compensation program are a combination of annual cash and long-term incentive-based compensation. For the year ended December 31, 2023, the elements of our compensation program for the NEOs consisted of an annual base salary, discretionary annual bonus awards, and awards under our long-term incentive compensation program.
    Additionally, in order to attract qualified executive personnel, we may make one-time new-hire equity awards.
Base Salaries
We believe that base salaries should provide a fixed level of competitive pay that reflects the executive officer’s primary duties and responsibilities and provides a foundation for incentive opportunities and benefit levels. As discussed above, the base salaries of our NEOs are reviewed annually by the G&C Committee, taking into account recommendations from our CEO regarding NEOs other than himself. We pay base salaries at a level that we feel is appropriate for the skills and qualities of the individual NEOs based on their past performance, current scope of responsibilities and future potential. Base salaries may be adjusted to achieve what is determined to be a reasonably competitive level or to reflect promotions, the assignment of additional responsibilities, individual performance or company performance. Salaries are also periodically adjusted based on analysis of peer group practices as described above.
In April 2023, the G&C Committee reviewed the assessments of market levels of compensation developed by Meridian in conjunction with a discussion of individual performance and responsibilities. As a result of this review and taking into account current market conditions and their respective levels of responsibility, the G&C Committee approved increases in the base salaries of Mr. Grant E. Sims, Mr. Ryan S. Sims, Ms. Jesulaitis, Mr. Deere and Mr. Flynn. Mr. Grant E. Sims’ 2023 base salary increased to $860,000, representing an increase of 8%. Mr. Ryan S. Sims’ 2023 base salary increased to $525,000, representing an increase of 46%. Ms. Jesulaitis’ 2023 base salary increased to $500,000, representing an increase of 11%. Mr. Deere’s 2023 base salary increased to $475,000, representing an increase of 6%. Mr. Flynn’s 2023 base salary increased to $525,000, representing an increase of 5%.
Bonuses
Our NEOs typically participate in a bonus program, or the Bonus Plan, in which a majority of company employees participate. As designed by the G&C Committee, each NEO has an annual bonus target based on a stated percentage of his or her base salary. The targeted amount for the NEOs is established based on the analysis of market practices of the peer group and consideration of the level of salary and targeted long-term incentives for each NEO. Based on the G&C Committee's subjective review of the 2023 operational and financial performance, in the context of total NEO compensation, a discretionary bonus was granted to Mr. Flynn in the amount of $210,000 associated with the performance of the Alkali Business. This bonus will be paid in March 2024, contingent on Mr. Flynn’s employment on the payment date. Further, it was determined by the G&C Committee that each NEO will be considered for a retention bonus for 2023, as further discussed below.
Our NEOs may participate in a retention bonus program for which certain key employees, managers and officers are eligible. These retention bonuses are discretionary and are awarded based on individual and company performance with the goal of retaining key employees. In 2023, Mr. Grant E. Sims was granted a retention bonus of $1,075,000, Mr. Ryan S. Sims and Mr. Flynn were granted a retention bonus of $525,000, Ms. Jesulaitis was granted a retention bonus of $500,000, and Mr. Deere was granted a retention bonus of $375,000, to be paid in four equal installments on or before the last day of the quarter ended on the following dates: March 31, 2024, June 30, 2024, September 30, 2024, and December 31, 2024, contingent upon continued employment at those dates.
We believe that these retention bonuses are an appropriate mechanism to incentivize key executives to remain with us so that we may benefit from their experience in the industry and other competitive opportunities available to them.
Long-Term Incentive Compensation
We generally provide certain long-term compensation (cash and equity-based) to directors, officers, and certain employees through our long-term incentive compensation plans (“LTIPs”). Our G&C Committee designs these awards to align the interests of plan participants with the interests of our long-term unitholders by promoting a sense of proprietorship and personal involvement in our development, growth, and financial success. Our LTIPs have given us flexibility to grant deferred compensation awards in the form of equity or cash-based compensation that vest outright or upon the satisfaction of one or more conditions that reward measurable service and performance, including the passage of time, continued employment, financial, and operating (including safety and sustainability) metrics and the appreciation in our unit price over time.

In 2018, our G&C Committee adopted our 2018 LTIP. Like our 2010 LTIP, our 2018 LTIP permits awards of equity-based compensation in the form of phantom units and distribution equivalent rights (“DERs”). Phantom units are notional units representing unfunded and unsecured promises to pay to the participant a specified amount of cash based on the market value of our common units should specified vesting requirements be met. DERs are tandem rights to receive on a quarterly basis an amount of cash equal to the amount of distributions that would have been paid on outstanding phantom units had they been limited partner units issued by us. In addition, our 2018 LTIP permits cash-based awards.
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
During 2023, 2022 and 2021, we granted cash-based awards to certain officers and other employees under our 2018 LTIP, including our NEOs. We established target grant values for NEOs based on an analysis of market practices of our compensation peer group and consideration of the level of salary and targeted bonus for each NEO.
For 2023, 2022 and 2021, the G&C Committee established the following long-term incentive cash grant target values for each of our NEOs:

	Long-Term Incentive Cash Grant Value
Name	2023 (1)	2022 (1)	2021 (1)
Grant E. Sims	$4,500,000	$4,000,000	$3,600,000
Ryan S. Sims	2,000,000	700,000	500,000
Kristen O. Jesulaitis	1,625,000	1,000,000	650,000
Robert V. Deere	850,000	800,000	800,000
Edward T. Flynn	1,575,000	1,500,000	1,500,000
(1)See additional discussion of awards granted to NEOs under the 2018 LTIP during 2023, 2022 and 2021 included in the “Grants of Plan-Based Awards” disclosure below.
In addition to the established target values noted above for 2021, on April 7, 2021, we granted one-time supplemental cash-based awards to certain officers and other employees under our 2018 LTIP, including our NEOs. The supplemental awards were 100% service-based and were paid out on their two year anniversary, or April 7, 2023, contingent on each employee’s continued employment at that date. These awards were granted, and included a shorter vesting period with the goal of retaining key employees. The amounts of one-time supplemental awards granted to our NEOs were as follows: $720,000 for Mr. Grant E. Sims, $150,000 for Mr. Ryan S. Sims, $130,000 for Ms. Jesulaitis, $160,000 for Mr. Deere and $300,000 for Mr. Flynn.
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

Summary Compensation Table
The following Summary Compensation Table summarizes the total compensation paid or accrued to our NEOs in 2023, 2022 and 2021.

Name & Principal Position	Year	Salary ($)	Bonus ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Grant E. Sims	2023	$842,461	$925,000	$720,000	$717,738	$3,205,199
Chief Executive Officer	2022	758,461	665,000	792,000	716,488	2,931,949
(Principal Executive Officer)	2021	650,000	480,000	495,360	8,154	1,633,514
Ryan S. Sims	2023	478,389	450,000	150,000	37,320	1,115,709
President and Chief Commercial Officer	2022	351,346	320,000	176,000	34,468	881,814
	2021	315,000	220,000	109,740	18,318	663,058
Kristen O. Jesulaitis	2023	485,385	525,000	130,000	38,646	1,179,031
Chief Financial Officer and Chief Legal Officer	2022	436,154	410,000	198,000	35,896	1,080,050
(Principal Financial Officer)	2021	400,000	300,000	109,740	15,384	825,124
Robert V. Deere	2023	467,692	300,000	160,000	44,454	972,146
Chief Administrative Officer	2022	450,000	270,000	288,000	41,704	1,049,704
	2021	450,000	240,000	165,120	25,554	880,674
Edward T. Flynn(1)	2023	517,692	1,385,000	300,000	45,954	2,248,646
Executive Vice President	2022	500,000	850,000	240,000	37,890	1,627,890
	2021	500,000	60,000	180,000	22,637	762,637
(1)Mr. Flynn’s bonus for 2023 includes a discretionary bonus of $885,000 relating to 2022 but paid in March 2023, contingent upon his continued employment on the payment date. Mr. Flynn’s bonus for 2022 includes a discretionary bonus of $600,000 relating to 2021 but paid in March 2022, contingent upon his continued employment on the payment date.
(2)The amounts shown represent any retention bonuses vested and paid during each of 2023, 2022, and 2021 as well as any cash or special bonus awards earned relative to each year.
(3)The amounts shown represent the non-equity incentive plan awards vested and paid in 2023, 2022, and 2021 from the awards granted in 2021, 2019, and 2018, respectively, under our 2018 LTIP.
(4)The following table presents the components of “All Other Compensation” for each NEO for the year ended December 31, 2023.

Name	401(k) Matching and Profit Sharing Contributions(1)	Insurance Premiums(2)	Totals
Grant E. Sims	$16,500	$701,238	$717,738
Ryan S. Sims	36,300	1,020	37,320
Kristen O. Jesulaitis	36,300	2,346	38,646
Robert V. Deere	36,300	8,154	44,454
Edward T. Flynn	33,000	12,954	45,954
The amounts in this table represent:
(1)Contributions by us to our 401(k) and profit sharing plan on each NEO’s behalf.
(2)Term life insurance premiums paid by us on each NEO’s behalf. Mr. Grant E. Sims insurance premiums for 2023 include the premium associated with his life insurance policy that is paid by us.

Grants of Plan-Based Awards
The following table shows the cash-based awards granted to our NEOs in 2023 under our 2018 LTIP.

			Estimated Future Payouts Under
			Non-Equity Incentive Plan Awards
Name	Grant Date	Vest Date	Threshold	Target	Maximum
Grant E. Sims(1)	4/11/2023	4/11/2026	$3,150,000	$4,500,000	$7,200,000
Ryan S. Sims(2)	4/11/2023	4/11/2026	1,250,000	2,000,000	3,500,000
Kristen O. Jesulaitis(3)	4/11/2023	4/11/2026	1,062,500	1,625,000	2,750,000
Robert V. Deere(1)	4/11/2023	4/11/2026	595,000	850,000	1,360,000
Edward T. Flynn(1)	4/11/2023	4/11/2026	1,102,500	1,575,000	2,520,000

(1)For awards granted to Mr. Grant E. Sims, Mr. Deere and Mr. Flynn on April 11, 2023, 60% of the amount represents the cash to be paid if the Company meets certain performance conditions (threshold, target and maximum) associated with our Available Cash before Reserves, our Consolidated Leverage Ratio (as defined in the credit agreement), and safety and sustainability metrics during 2025, and the remaining 40% of the awards are service-based.
(2)For awards granted to Mr. Ryan S. Sims on April 11, 2023, 75% of the amount represents the cash to be paid if the Company meets certain performance conditions (threshold, target and maximum) associated with our Available Cash before Reserves, our Consolidated Leverage Ratio (as defined in the credit agreement), and safety and sustainability metrics during 2025, and the remaining 25% of the awards are service-based.
(3)For awards granted to Ms. Jesulaitis on April 11, 2023, approximately 70% of the amount represents the cash to be paid if the Company meets certain performance conditions (threshold, target and maximum) associated with our Available Cash before Reserves, our Consolidated Leverage Ratio (as defined in the credit agreement), and safety and sustainability metrics during 2025, and approximately 30% of the awards are service-based.
There were no equity-based awards granted to our NEOs as of December 31, 2023.
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
Potential Payments upon Termination or Change of Control
    Based upon a hypothetical termination date of December 31, 2023, the termination benefits for Messrs. Grant E. Sims, Ryan S. Sims, Deere, Flynn, and Ms. Jesulaitis for voluntary termination or termination for cause would be zero.

If termination occurs due to death or disability, Messrs. Grant E. Sims, Ryan S. Sims, Deere, Flynn, and Ms. Jesulaitis would vest in outstanding awards under our 2018 LTIP at 100%, including the awards granted in 2023, 2022 and 2021, would result in payments under the 2018 LTIP of the following amounts upon death or disability:

Grant E. Sims	$12,100,000
Ryan S. Sims	3,200,000
Kristen O. Jesulaitis	3,275,000
Robert V. Deere	2,450,000
Edward T. Flynn	4,575,000
Upon a change of control for the outstanding LTIP awards granted in April 2023, April 2022 and April 2021, the unvested service tranche of the cash awards granted will become fully vested and the unvested performance tranche of the cash award granted will vest at 200% of the performance metric. Based on a hypothetical simultaneous change of control and termination date of December 31, 2023, the change of control termination benefits for Messrs. Grant E. Sims, Ryan S. Sims, Deere, Flynn, and Ms. Jesulaitis would have been as follows:

	Grant E. Sims	Ryan S. Sims	Kristen O. Jesulaitis	Robert V. Deere	Edward T. Flynn
Cash payment for vested awards under 2018 LTIP granted in 2023	$7,200,000	$3,500,000	$2,750,000	$1,360,000	$2,520,000
Cash payment for vested awards under 2018 LTIP granted in 2022	7,200,000	1,190,000	1,800,000	1,440,000	2,700,000
Cash payment for vested awards under 2018 LTIP granted in 2021	6,480,000	850,000	1,170,000	1,440,000	2,700,000
Total	$20,880,000	$5,540,000	$5,720,000	$4,240,000	$7,920,000
Director Compensation in Fiscal Year 2023
The table below reflects compensation for our non-employee directors. Mr. Grant E. Sims does not receive any compensation attributable to his status as a director.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2) (3)	All Other Compensation ($)(4)	Total
James E. Davison	$120,000	$120,000	$15,783	$255,783
James E. Davison, Jr.	120,000	120,000	15,783	255,783
Sharilyn S. Gasaway	132,500	132,500	17,613	282,613
Kenneth M. Jastrow II	132,500	132,500	17,613	282,613
Conrad P. Albert	127,500	127,500	16,439	271,439
Jack T. Taylor	127,500	127,500	16,439	271,439
(1)Amounts include annual retainer fees.
(2)Amounts in this column represent the fair value of the awards of phantom units under our 2010 LTIP on the date of grant, as calculated in accordance with accounting guidance for equity-based compensation.
(3)Outstanding awards to directors at December 31, 2023 consist of phantom units granted under our 2010 LTIP. Messrs. James Davison and James Davison, Jr. each hold 18,446 outstanding phantom units, Ms. Gasaway and Mr. Jastrow each hold 20,508 outstanding phantom units, and Messrs. Albert and Taylor each hold 19,345 outstanding phantom units, respectively.
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

Cash is paid, and phantom units are awarded, on the first day of each calendar quarter. During 2023, 2022 and 2021, we awarded phantom units under our 2010 LTIP only to directors, all of which were service-based awards with no performance conditions. The number of phantom units awarded is determined by dividing the closing market price of our units on the date of the award into the amount to be paid in phantom units. So long as he or she is a director on the relevant date of determination, each director will receive: (i) a quarterly distribution equal to the number of phantom units held by such director multiplied by the quarterly distribution amount we will pay in respect of each of our outstanding common units on such distribution date, and (ii) for all phantom units granted prior to July 2021, on the third anniversary of each award date for such director, an amount equal to the number of phantom units granted to such director on such award date multiplied by the average closing price of our common units for the 20 trading days ending on the day immediately preceding such anniversary date. Beginning in July 2021, all phantom units granted to our directors will vest and pay out after their one year anniversary at an amount equal to the number of phantom units granted multiplied by the average closing price of our common units for the 20 trading days ending on the day immediately preceding such anniversary date.
CEO Pay Ratio
Our CEO to median employee pay ratio is calculated in accordance with the SEC’s pay ratio rules, Item 402(u) of Regulation S-K, which requires the disclosure of (i) the median of the annual total compensation of all employees of the Company (except the CEO), (ii) the annual total compensation for the CEO, and (iii) the ratio of these two amounts.
We identified the median employee during the year ended December 31, 2023 by examining the 2023 total cash compensation for all individuals excluding our CEO, who were employed by us on December 31, 2023. Consistent with Item 402(u), we initially excluded from our employees those individuals who provide services as independent contractors, based on application of the tests used for tax purposes as set forth in the Internal Revenue Service’s Publication 15A: “Employer’s Supplemental Tax Guide”. In addition, we elected to exclude 25 individuals employed by ANSAC, as they became our employees as a result of the ANSAC business combination that occurred during the 2023 fiscal year. We selected December 31, 2023, which is within the last three months of 2023, as the date upon which we would identify the median employee because it enabled us to make such identification in a reasonably efficient and economical manner. We did not make any assumptions, adjustments, or estimates with respect to total cash compensation, and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2023. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees. Since all of our employees are located in the U.S., including the Commonwealth of Puerto Rico, and paid in U.S. dollars, we did not make any cost-of-living adjustments in identifying the median employee.
As of December 31, 2023, the Company had 2,137 employees, including 2,111 full-time employees and 26 temporary employees.
We calculated the annual total compensation for the median employee using the same methodology we use for our named executive officers as set forth in the 2023 Summary Compensation Table above in this 10-K filing.  Mr. Grant E. Sims, our CEO, had 2023 annual total compensation of $3,205,199, as reflected in the Summary Compensation Table. Our median employee’s annual total compensation for 2023 was $131,951.  Based on this information, Mr. Sims’ total annual compensation was approximately twenty-four times that of our median employee in 2023, or 24:1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
Beneficial Ownership of Partnership Units
Beneficial Ownership of Common Units
The following table sets forth certain information as of February 23, 2024, regarding the beneficial ownership of our common units by beneficial owners of 5% or more by class of unit and by directors and the executive officers of our general partner and by all directors and executive officers as a group. This information is based on data furnished by the person named.

	Class A Common Units			Class B Common Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Conrad P. Albert	15,000		*	—	—
James E. Davison	3,738,178	(2)	3.1%	9,453	23.6%
James E. Davison, Jr.	5,423,932	(3)	4.4%	13,648	34.1%
Sharilyn S. Gasaway	289,445		*	1,081	2.7%
Kenneth M. Jastrow II	150,000		*	—	—
Jack T. Taylor	32,865		*	—	—
Grant E. Sims	3,010,000	(4)	2.5%	7,087	17.7%
Ryan S. Sims	120,000	(5)	*	—	—
Kristen O. Jesulaitis	55,000		*	—	—
Robert V. Deere	829,987		*	1,052	2.6%
Edward T. Flynn	130,000		*	—	—
Garland G. Gaspard	17,264		*	—	—
Louis V. Nicol	2,050		*	—	—
Richard R. Alexander	20,245	(6)	*	—	—
Willam W. Rainsberger	3,500		*	—	—
Jeffrey J. Rasmussen	23,500		*	—	—
All directors and executive officers as a group (16 in total)	13,860,966		11.3%	32,321	80.8%

Steven K. Davison	2,155,617	(7)	1.8%	7,676	19.2%
Global X Management Company LLC	6,307,420		5.2%	—
JPMorgan Chase & Co.	6,175,844		5.0%	—
Invesco LTD	17,430,289		14.2%	—
ALPS Advisors, Inc.	18,776,684		15.3%	—
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
(4)Mr. Grant E. Sims pledged 2,943,650 of these Class A Common Units as collateral for loans from a bank.
(5)100,000 of these Class A Common Units are held by a family trust of which Mr. Ryan S. Sims has the right to become the trustee.
(6)Includes 4,745 Class A Common Units held by Mr. Alexander’s parents over which Mr. Alexander has trading authority. Mr. Alexander pledged 10,000 Class A Common Units as collateral for margin brokerage accounts.
(7)Includes 147,941 Class A Common Units held by the Steven Davison Family Trust.
Except as noted, each unitholder in the above table is believed to have sole voting and investment power with respect to the units beneficially held, subject to applicable community property laws.

Beneficial Ownership of Preferred Units
    The following table sets forth certain information as of December 31, 2023, regarding the beneficial ownership of our Class A Convertible Preferred Units. This information is based on data furnished by the persons named.

Name and Address of Beneficial Owner	Class A Convertible Preferred Units
	Amount and Nature of Beneficial Ownership	Percent of Class (1)
GSO Rodeo Holdings LP (2)	11,555,959	50.0%
KKR Rodeo Aggregator L.P.(3)	11,555,959	50.0%

(1)The percentage of beneficial ownership is calculated based on 23,111,918 Class A Convertible Preferred Units deemed outstanding as of December 31, 2023.
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
Our CEO, Mr. Grant E. Sims, owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Grant E. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. In connection with this arrangement, we made payments to Mr. Grant E. Sims totaling $0.7 million, during 2023. Based on current market rates for chartering of private aircraft under long-term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement are no worse than what we could have expected to obtain in an arms-length transaction.
Family members of certain of our executive officers and directors may work for us from time to time. In 2023, Grant E. Sims (our CEO and a director) had a son (who is also a brother of Ryan S. Sims) work as vice president of offshore pipeline commercial operations in our offshore pipeline transportation segment. Mr. James Davison, Sr. (a director) had one son (who is also a brother of James E. Davison, Jr., a director) that worked as a director in our onshore facilities and transportation department in 2023. In the aggregate, these family members received total W-2 compensation of less than $0.6 million.

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
Item 14. Principal Accounting Fees and Services
The following table summarizes the fees for professional services rendered by PricewaterhouseCoopers LLP and Ernst & Young LLP for the years ended December 31, 2023 and 2022, respectively.

	2023	2022
	(in thousands)
Audit Fees(1)	$2,730	$3,374
Tax Fees	—	—
All Other Fees(2)	2	423
Total	$2,732	$3,797

(1)Includes fees for the annual audit and quarterly reviews (including internal control evaluation and reporting), SEC registration statements, comfort letters and accounting and financial reporting consultations and research work regarding Generally Accepted Accounting Principles. Effective June 2023, we changed our registered independent public accounting firm from Ernst & Young LLP to PricewaterhouseCoopers LLP. The fees for professional services seen above are for services rendered by PricewaterhouseCoopers LLP for the year ended December 31, 2023, and Ernst & Young LLP for the year ended December 31, 2022.
(2)Includes fees associated with non-audit related services and licenses for accounting research software.
Pre-Approval Policy
The services by PricewaterhouseCoopers LLP and Ernst & Young LLP in 2023 and 2022 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. This policy describes the permitted audit, audit-related, tax and other services, which we refer to collectively as the Disclosure Categories that the independent auditor may perform. The policy requires that each fiscal year, a description of the services, or the Service List expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the audit committee for approval.
Any requests for audit, audit-related, tax and other services not contemplated on the Service List must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.
In considering the nature of the non-audit services provided by PricewaterhouseCoopers LLP and Ernst & Young LLP in 2023 and 2022, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with PricewaterhouseCoopers LLP, Ernst & Young LLP and management of our general partner to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
See “Index to Consolidated Financial Statements”.
(a)(2) Financial Statement Schedules.
None.
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

4.12
Indenture, dated May 21, 2015, among Genesis Energy, L.P., Genesis Energy Finance Corporation, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 21, 2015, File No. 001-12295).

4.13
Ninth Supplemental Indenture for 6.50% Senior Notes due 2025, dated as of August 14, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 14, 2017, File No. 001-12295).

4.14
Tenth Supplemental Indenture for 6.50% Senior Notes due 2025, dated as of November 13, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.69 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, File No. 001-12295).

4.15
Eleventh Supplemental Indenture for 6.250% Senior Notes Due 2026, dated as of December 11, 2017, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 11, 2017, File No. 001-12295).

4.16
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

4.17
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

4.18
Fourteenth Supplemental Indenture for 7.750% Senior Notes due 2028, dated as of January 16, 2020, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on January 16, 2020, File No. 001-12295).

4.19
Fifteenth Supplemental Indenture for 8.0% Senior Notes due 2027, dated as of December 17, 2020, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on December 17, 2020, File No. 001-12295).

4.20
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

4.21
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

4.22
Eighteenth Supplemental Indenture for 8.875% Senior Notes due 2030, dated as of January 25, 2023, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on January 25, 2023, File No. 001-12295).

	4.23
Nineteenth Supplemental Indenture for 6.50% Senior Notes due 2025, 6.250% Senior Notes due 2026, 7.750% Senior Notes Due 2028, and 8.0% Senior Notes due 2027, dated as of February 28, 2023, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, File No. 001-12295).

	4.24
Twentieth Supplemental Indenture for 8.250% Senior Notes due 2029, dated as of December 7, 2023, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 7, 2023, File No. 001-12295).

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

*	21.1		Subsidiaries of the Registrant.
*	22.1		List of Issuers and Guarantor Subsidiaries.
*	23.1		Consent of PricewaterhouseCoopers LLP.
*	23.2		Consent of Ernst & Young LLP.

*	23.3	Consent of Stantec Consulting Services Inc.
*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	95	Mine Safety Disclosure Exhibit.
	96.1
S-K 1300 Technical Report Summary - Trona Properties, Green River, Wyoming, USA (incorporated by reference to Exhibit 96.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, File No. 001-12295).

*	97	Genesis Energy Clawback Policy.
*	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	101.SCH	XBRL Schema Document.
*	101.CAL	XBRL Calculation Linkbase Document.
*	101.LAB	XBRL Label Linkbase Document.
*	101.PRE	XBRL Presentation Linkbase Document.
*	101.DEF	XBRL Definition Linkbase Document.
*	104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith
+	A management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary

    Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS ENERGY, L.P.
(A Delaware Limited Partnership)

		By:	GENESIS ENERGY, LLC,
as General Partner

Date:	February 23, 2024	By:	/s/ GRANT E. SIMS
Grant E. Sims
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE
(OF GENESIS ENERGY, LLC)*
/s/ GRANT E. SIMS Grant E. Sims	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 23, 2024
/s/ KRISTEN O. JESULAITIS Kristen O. Jesulaitis	Chief Financial Officer and Chief Legal Officer (Principal Financial Officer)	February 23, 2024
/s/ LOUIS V. NICOL Louis V. Nicol	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2024
/s/ CONRAD P. ALBERT Conrad P. Albert	Director	February 23, 2024
/s/ JAMES E. DAVISON James E. Davison	Director	February 23, 2024
/s/ JAMES E. DAVISON, JR. James E. Davison, Jr.	Director	February 23, 2024
/s/ SHARILYN S. GASAWAY Sharilyn S. Gasaway	Director	February 23, 2024
/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	February 23, 2024
/s/ JACK T. TAYLOR Jack T. Taylor	Director	February 23, 2024

*	Genesis Energy, LLC is our general partner.

Item 8. Financial Statements and Supplementary Data
GENESIS ENERGY, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Genesis Energy, LLC and Unitholders of Genesis Energy, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Genesis Energy, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2023, and the related consolidated statements of operations, of comprehensive income (loss), of partners’ capital and of cash flows for the year then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded American Natural Soda Ash Corporation (ANSAC) from its assessment of internal control over financial reporting as of December 31, 2023, because it was acquired by the Partnership in a purchase business combination during 2023. We have also excluded American Natural Soda Ash Corporation from our audit of internal control over financial reporting. American Natural Soda Ash Corporation is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 5% and 27%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2023.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

1

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimation of variable consideration – Long-term contracts in the offshore pipeline transportation segment

As described in Note 3 to the consolidated financial statements, the Partnership has recognized current and non-current contract liabilities of $11.5 million and $112.7 million, respectively, as of December 31, 2023. As disclosed by management, the Partnership’s offshore pipeline transportation segment has certain long-term contracts with customers that include variable consideration that must be estimated at contract inception and re-assessed at each reporting period. Total consideration for these arrangements is recognized as revenue over the applicable contract period and is based on the Partnership’s measure of satisfaction of its corresponding performance obligation. The estimated performance obligation over the life of a contract includes significant judgments by management including volume and forecasted production information, future price indexing, the Partnership’s ability to transport volumes produced by its customers, and the contract period. The Partnership also constrains the estimates of variable consideration such that it is probable that a significant reversal of previously-recognized revenue will not occur throughout the life of the contract. Differences between the consideration received from customers from invoicing compared to the revenue recognized creates a contract asset or liability.

The principal considerations for our determination that performing procedures relating to the estimation of variable consideration related to long-term contracts in the offshore pipeline transportation segment is a critical audit matter are (i) the significant judgment by management when developing the estimated variable consideration, which includes the assumption for volumes and forecasted production information specific to each contract, and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s estimates of variable consideration for these contracts.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including the control over the estimates of variable consideration. These procedures also included, among others (i) testing management’s process for developing the estimates of variable consideration; (ii) evaluating the appropriateness of the methodology used by management; (iii) testing the completeness and accuracy of underlying data used in calculating the estimate; and (iv) evaluating, on a sample basis, the reasonableness of the significant assumption used by management related to volumes and forecasted production information specific to each contract. Evaluating management’s assumption related to volumes and forecasted production information involved evaluating whether the assumption used by management was reasonable considering (i) management's historical forecasting accuracy; (ii) evidence to support the relevant aforementioned assumption; (iii) the consistent application of accounting policies; and (iv) the timely identification of circumstances which may require a modification to the previous estimate.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 23, 2024
We have served as the Partnership’s auditor since 2023.

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, LLC and Unitholders of Genesis Energy, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Genesis Energy, L.P. (the Partnership) as of December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ / Ernst & Young LLP
We served as the Partnership’s auditor form 2017 to 2023.
Houston, Texas
February 24, 2023

3

GENESIS ENERGY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	December 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,234	$7,930
Restricted cash	18,804	18,637
Accounts receivable—trade, net	759,547	721,567
Inventories	135,231	78,143
Other	41,234	26,770
Total current assets	964,050	853,047
FIXED ASSETS, at cost	6,500,897	5,865,038
Less: Accumulated depreciation	(1,972,596)	(1,768,465)
Net fixed assets	4,528,301	4,096,573
MINERALS LEASEHOLDS, net of accumulated depletion	540,520	545,122
EQUITY INVESTEES	263,829	284,486
INTANGIBLE ASSETS, net of amortization	141,537	127,320
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	240,341	125,277
OTHER ASSETS, net of amortization	38,241	32,208
TOTAL ASSETS	$7,018,778	$6,365,992
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable—trade	$588,924	$427,961
Accrued liabilities	378,523	281,146
Total current liabilities	967,447	709,107
SENIOR SECURED CREDIT FACILITY	298,300	205,400
SENIOR UNSECURED NOTES, net of debt issuance costs, discount and premium	3,062,955	2,856,312
ALKALI SENIOR SECURED NOTES, net of debt issuance costs and discount	391,592	402,442
DEFERRED TAX LIABILITIES	17,510	16,652
OTHER LONG-TERM LIABILITIES	570,197	400,617
Total liabilities	5,308,001	4,590,530

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 23,111,918 and 25,336,778 issued and outstanding at December 31, 2023 and 2022, respectively.	813,589	891,909

COMMITMENTS AND CONTINGENCIES (Note 22)

PARTNERS’ CAPITAL:
Common unitholders, 122,464,318 and 122,579,218 units issued and outstanding at December 31, 2023 and 2022	519,698	567,277
Accumulated other comprehensive income	8,040	6,114
Noncontrolling interests	369,450	310,162
Total partners’ capital	897,188	883,553
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$7,018,778	$6,365,992
The accompanying notes are an integral part of these Consolidated Financial Statements.
4

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
REVENUES:
Offshore pipeline transportation	$382,154	$319,045	$278,459
Soda and sulfur services	1,734,248	1,248,085	964,632
Marine transportation	327,464	293,295	190,827
Onshore facilities and transportation	733,130	928,532	691,558
Total revenues	3,176,996	2,788,957	2,125,476
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	96,025	99,881	79,641
Soda and sulfur services operating costs	1,479,425	926,743	795,964
Marine transportation operating costs	218,403	228,300	156,307
Onshore facilities and transportation product costs	637,179	828,152	583,824
Onshore facilities and transportation operating costs	70,576	68,066	63,113
General and administrative	65,779	66,598	61,185
Depreciation, depletion and amortization	280,189	296,205	309,746
Gain on sale of assets	—	(40,000)	—
Total costs and expenses	2,847,576	2,473,945	2,049,780
OPERATING INCOME	329,420	315,012	75,696
Equity in earnings of equity investees	66,198	54,206	57,898
Interest expense	(244,663)	(226,156)	(233,724)
Other expense, net	(4,627)	(10,758)	(36,232)
Income (loss) from operations before income taxes	146,328	132,304	(136,362)
Income tax benefit (expense)	19	(3,169)	(1,670)
NET INCOME (LOSS)	146,347	129,135	(138,032)
Net income attributable to noncontrolling interests	(28,627)	(23,235)	(1,637)
Net income attributable to redeemable noncontrolling interests	—	(30,443)	(25,398)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$117,720	$75,457	$(165,067)
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(90,725)	(80,052)	(74,736)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$26,995	$(4,595)	$(239,803)
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON UNIT:
Basic and Diluted	$0.22	$(0.04)	$(1.96)
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,535	122,579	122,579
`
The accompanying notes are an integral part of these Consolidated Financial Statements.
5

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$146,347	$129,135	$(138,032)
Other comprehensive income:
Decrease in benefit plan liability	1,926	11,721	3,758
Total Comprehensive income (loss)	148,273	140,856	(134,274)
Comprehensive income attributable to noncontrolling interests	(28,627)	(23,235)	(1,637)
Comprehensive income attributable to redeemable noncontrolling interests	—	(30,443)	(25,398)
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$119,646	$87,178	$(161,309)

The accompanying notes are an integral part of these Consolidated Financial Statements.

6

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interest	Accumulated Other Comprehensive Income (Loss)	Total
Partners’ Capital, December 31, 2020	122,579	$829,326	$(1,113)	$(9,365)	$818,848
Net income (loss)	—	(165,067)	1,637	—	(163,430)
Cash distributions to partners	—	(73,548)	—	—	(73,548)
Sale of noncontrolling interest in subsidiary	—	125,338	294,422	—	419,760
Cash distributions to noncontrolling interests	—	—	(903)	—	(903)
Cash contributions from noncontrolling interests	—	—	703	—	703
Other comprehensive income	—	—	—	3,758	3,758
Distributions to Class A Convertible Preferred unitholders	—	(74,736)	—	—	(74,736)
Partners’ Capital, December 31, 2021	122,579	641,313	294,746	(5,607)	930,452
Net income	—	75,457	23,235	—	98,692
Cash distributions to partners	—	(73,548)	—	—	(73,548)
Adjustment to valuation of noncontrolling interest in subsidiary	—	(1,209)	1,209	—	—
Cash distributions to noncontrolling interests	—	—	(31,867)	—	(31,867)
Cash contributions from noncontrolling interests	—	—	22,839	—	22,839
Other comprehensive income	—	—	—	11,721	11,721
Distributions to Class A Convertible Preferred unitholders	—	(74,736)	—	—	(74,736)
Partners’ Capital, December 31, 2022	122,579	567,277	310,162	6,114	883,553
Repurchase of Class A Common Units	(115)	(1,044)	—	—	(1,044)
Net income	—	117,720	28,627	—	146,347
Cash distributions to partners	—	(73,530)	—	—	(73,530)
Cash distributions to noncontrolling interests	—	—	(44,579)	—	(44,579)
Cash contributions from noncontrolling interests	—	—	75,240	—	75,240
Other comprehensive income	—	—	—	1,926	1,926
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(90,725)	—	—	(90,725)
Partners’ Capital, December 31, 2023	122,464	$519,698	$369,450	$8,040	$897,188
The accompanying notes are an integral part of these Consolidated Financial Statements.

7

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$146,347	$129,135	$(138,032)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation, depletion and amortization	280,189	296,205	309,746
Gain on sale of assets	—	(40,000)	—
Amortization and write-off of debt issuance costs, premium and discount	12,889	9,271	13,716
Payments received under previously owned direct financing leases	—	—	70,000
Equity in earnings of investments in equity investees	(66,198)	(54,206)	(57,898)
Cash distributions of earnings of equity investees	64,972	55,571	57,080
Non-cash effect of long-term incentive compensation plans	25,379	17,810	8,783
Deferred and other tax liabilities	(624)	2,355	980
Cancellation of debt income	—	(8,618)	—
Unrealized losses (gains) on derivative transactions	36,635	(5,823)	30,700
Other, net	17,363	20,513	12,832
Net changes in components of operating assets and liabilities (See Note 16)	4,174	(87,818)	30,044
Net cash provided by operating activities	521,126	334,395	337,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(620,019)	(424,195)	(301,395)
Cash distributions received from equity investees—return of investment	26,050	19,646	27,026
Investments in equity investees	(4,489)	(10,301)	(352)
Proceeds from asset sales	478	40,331	604
Other, net	4,332	—	—
Net cash used in investing activities	(593,648)	(374,519)	(274,117)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,183,566	971,500	776,300
Repayments on senior secured credit facility	(1,090,666)	(815,100)	(1,371,000)
Net proceeds from issuance of Alkali senior secured notes (Note 11)	—	408,000	—
Redemption of redeemable noncontrolling interests (Note 12)	—	(288,629)	—
Proceeds from issuance of senior unsecured notes (Note 11)	1,093,766	—	259,375
Repayment of senior unsecured notes	(875,969)	(72,241)	(80,859)
Net proceeds from issuance of preferred units (Note 12)	—	—	93,100
Debt issuance costs	(24,765)	(6,019)	(12,348)
Redemption of Class A Convertible Preferred Units (Note 12)	(75,000)	—	—
Contributions from noncontrolling interests	75,240	22,839	703
Distributions to noncontrolling interests	(44,579)	(31,867)	(903)
Distributions to Class A Convertible Preferred unitholders (Note 12)	(93,930)	(74,736)	(74,736)
Distributions to common unitholders (Note 12)	(73,530)	(73,548)	(73,548)
Repurchase of Class A Common Units (Note 12)	(1,044)	—	—
Cash proceeds from the sale of a noncontrolling interest in a subsidiary	—	—	418,140
Other, net	904	1,500	(84)
Net cash provided by (used in) financing activities	73,993	41,699	(65,860)
Net increase (decrease) in cash and cash equivalents and restricted cash	1,471	1,575	(2,026)
Cash and cash equivalents and restricted cash at beginning of period	26,567	24,992	27,018
Cash and cash equivalents and restricted cash at end of period	$28,038	$26,567	$24,992
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
•Marine transportation to provide waterborne transportation of petroleum products (primarily fuel oil, asphalt and other heavy refined products) and crude oil throughout North America; and
•Onshore facilities and transportation, which include terminaling, blending, storing, marketing, and transporting crude oil and petroleum products.
2. Summary of Significant Accounting Policies
Basis of Consolidation and Presentation
The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2023 and 2022 and our results of operations, statements of comprehensive income (loss), changes in partners’ capital and cash flows for the years ended December 31, 2023, 2022 and 2021. All intercompany balances and transactions have been eliminated. The accompanying Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries.
Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
Joint Ventures
We participate in several joint ventures, including, in our offshore pipeline transportation segment, a 64% interest in Poseidon Oil Pipeline Company, L.L.C. (“Poseidon”), a 29% interest in Odyssey Pipeline L.L.C. (“Odyssey”), a 26.8% interest in Paloma Pipeline Company (“Paloma”), and a 25.7% interest in Neptune Pipeline Company, LLC, (“Neptune”). We account for our investments in these joint ventures by the equity method of accounting. See Note 9.
Noncontrolling interests
Noncontrolling interests represent any third party or affiliate interest in non-wholly owned entities that we consolidate. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our Consolidated Balance Sheets amounts shown as noncontrolling interests in equity. See Note 12 for additional discussion regarding our noncontrolling interests.
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
Restricted Cash
Our restricted cash balance represents a liquidity reserve account owned by GA ORRI to be held as collateral for future interest and principal payments associated with the Alkali senior secured notes. See Note 11 for definitions of and additional discussion regarding GA ORRI and our Alkali senior secured notes.
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
Fixed Assets and Mineral Leaseholds
Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method over the respective estimated useful lives of the assets. Asset lives are 5 to 40 years for pipelines and related assets, 20 to 30 years for marine vessels, 3 to 30 years for machinery and equipment, 3 to 7 years for transportation equipment, and 3 to 25 years for buildings and improvements, office equipment, furniture and fixtures and other equipment.
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

10

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
Asset Retirement Obligations
Some of our assets have contractual or regulatory obligations to perform dismantlement and removal activities, and in some instances remediation, when the assets are abandoned. In general, our asset retirement obligations (“AROs”) relate to future costs associated with the disconnecting or removing of our crude oil and natural gas pipelines and platforms, barge decommissioning, removal of equipment and facilities from leased acreage and land restoration. The estimated fair value of a liability for an asset retirement obligation is recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. An ongoing expense is recognized for changes in fair value of the liability as a result of the passage of time, which is recorded as accretion expense and included within operating costs in the Consolidated Statements of Operations. See Note 8 for additional information.
Lease Accounting
    We enter into operating lease contracts for the right to utilize certain transportation equipment, facilities and equipment, and office space from third parties. For contracts that contain a lease and extend for a period greater than 12 months, we recognize a right of use asset and a corresponding lease liability on our Consolidated Balance Sheets. The present value of each lease is based on the future minimum lease payments in accordance with ASC 842 and is determined by discounting these payments using an incremental borrowing rate. From time to time, we enter into agreements in which we are lessors of our property or equipment. For operating leases, revenue is recognized upon the satisfaction of the respective performance obligation. For direct finance leases, we record the gross finance receivable, unearned income and the estimated residual value of the leased pipelines. Unearned income represents the excess of the gross receivable plus the estimated residual value over the costs of the pipelines. Unearned income is recognized as financing income using the interest method over the term of the transaction. The pipeline cost is not included in fixed assets. Refer to Note 5 for additional information.
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
Costs incurred in connection with our credit facility have historically been capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization. Certain of our capitalized debt issuance costs related to our respective issuances of notes are classified as reductions in long-term debt.
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
11

Environmental Liabilities
We provide for the estimated costs of environmental contingencies when liabilities are probable to occur and a reasonable estimate of the associated costs can be made. Ongoing environmental compliance costs, including maintenance and monitoring costs, are charged to expense as incurred.
Equity-Based Compensation
The phantom units issued under our 2010 Long-Term Incentive Plan result in the payment of cash to our employees or directors of our general partner upon exercise or vesting of the related award. The fair value of our phantom units is equal to the market price of our common units. Our phantom units outstanding at December 31, 2023 include only service-based awards issued to our directors. See Note 17 for more information.
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
The most significant operating costs in our soda and sulfur services segment consist of the costs to operate our trona extraction and soda ash processing facilities, NaHS processing plants located at various refineries, caustic soda used in the process of processing the refiner’s sour gas, and costs to transport and market the soda ash, other alkali products, NaHS and caustic soda.
Marine operating costs consist primarily of employee and related costs to man the boats, barges, and vessels, maintenance and supply costs related to general upkeep of the boats, barges, and vessels, and fuel costs which are often rebillable and passed through to the customer.
Onshore facilities and transportation operating and product costs include the cost to acquire the product and the associated costs to transport it to our terminal facilities, including storing, or to a customer for sale. Other than the cost of the products, the most significant costs we incur relate to transportation utilizing our fleet of trucks, barges and other vessels, including personnel costs, fuel and maintenance of our equipment or third-party owned equipment. Additionally, costs to operate and maintain the integrity of our onshore pipelines are included herein.
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
12

Derivative Instruments and Hedging Activities
We use derivative instruments to hedge exposure to commodity price and fuel and freight price risk. Derivative transactions, which can include exchange-traded futures and option contracts, and commodity price swap contracts are recorded in the Consolidated Balance Sheets as assets and liabilities based on the derivative’s fair value. Changes in the fair value of derivative contracts are recognized currently in earnings unless specific hedge accounting criteria are met. We must formally designate the derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting. Accordingly, changes in the fair value of derivatives are included in earnings in the current period for (i) derivatives accounted for as fair value hedges; (ii) derivatives that do not qualify for hedge accounting and (iii) the portion of cash flow hedges that is not highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of cash flow hedges are deferred in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings when the underlying position affects earnings. As of December 31, 2023, we did not have any cash flow hedges.
In addition, we determined that a certain feature within our Class A Convertible Preferred Units represented an embedded derivative, which was required to be bifurcated and recorded at fair value, with changes in fair value in respective periods recorded in our Consolidated Statements of Operations. As of September 29, 2022, the feature was no longer required to be bifurcated and valued.
Gains and losses included in earnings associated with derivative transactions are presented as a component of cash flows from operating activities in the Consolidated Statements of Cashflows. See Note 19 for further information on these items.
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
Business Acquisitions
For acquired businesses, we apply the acquisition method and generally recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition. The fair value of the assets acquired, liabilities assumed, or noncontrolling interest in the acquiree may be adjusted during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. Refer to Note 4 for further information.
Recent and Proposed Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances the disclosures required for operating segments in our annual and interim Consolidated Financial Statements. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.

13

3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflects the disaggregation of our revenues by major category for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively:

	Year Ended December 31, 2023
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$382,154	$—	$327,464	$54,783	$764,401
Product Sales	—	1,639,195	—	678,347	2,317,542
Sulfur Services	—	95,053	—	—	95,053
	$382,154	$1,734,248	$327,464	$733,130	$3,176,996

	Year Ended December 31, 2022
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$319,045	$—	$293,295	$68,625	$680,965
Product Sales	—	1,152,450	—	859,907	2,012,357
Sulfur Services	—	95,635	—	—	95,635
	$319,045	$1,248,085	$293,295	$928,532	$2,788,957

	Year Ended December 31, 2021
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$278,459	$—	$190,827	$86,711	$555,997
Product Sales	—	863,264	—	604,847	1,468,111
Sulfur Services	—	101,368	—	—	101,368
	$278,459	$964,632	$190,827	$691,558	$2,125,476
The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for the revenue streams described in more detail below. In general, we recognize revenue either over time as services are being performed or at a point in time for product sales.
Fee-based Revenues
We provide a variety of fee-based transportation and logistics services to our customers across several of our reportable segments as outlined below.
Service contracts generally contain a series of distinct services that are substantially the same and have the same pattern of transfer to the customer over the contract period, and therefore, qualify as a single performance obligation that is satisfied over time. The customer receives and consumes the benefit of our services simultaneously with the provision of those services.
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
14

In addition to these offshore pipeline transportation revenue streams, we also have certain customer contracts in which the transportation fee has a tiered pricing structure based on cumulative milestones of throughput on the related pipeline asset and contract, or on a specified date. The performance obligation for these contracts is to transport, gather or process commodity volumes for the customer based on firm (stand ready) service or from monthly nominations made by our customers, which can also be on an interruptible basis. While our transportation rate changes when milestones are achieved for certain cumulative throughput, our performance obligation does not change throughout the life of the contract. Therefore revenue is recognized on an average rate basis throughout the life of the contract. We have estimated the total consideration to be received under the contract beginning at the contract inception date based on the estimated volumes (including certain minimum volumes we are required to stand ready for), price indexing, estimated production or contracted volumes, and the contract period. We have constrained the estimates of variable consideration such that it is probable that a significant reversal of previously-recognized revenue will not occur throughout the life of the contract. These estimates are reassessed at each reporting period as required. Billings to our customers are reflected at the contract rate. Differences between the amounts we bill our customers and the revenue recognized on any one contract results in the recognition of a contract asset or liability. In circumstances where the estimated average contract rate is less than the billed current price tier in the contract, we will recognize a contract liability. In circumstances where the estimated average contract rate is higher than the billed current price tier in the contract, we will recognize a contract asset.
Onshore Facilities and Transportation
Within our onshore facilities and transportation segment, we provide our customers with pipeline transportation, terminaling services and rail unloading services, among others, primarily on a per barrel fee basis.
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
Pipeline Loss Allowances
To compensate us for bearing the risk of volumetric losses of crude oil in transit in our pipelines (for our onshore and offshore pipelines) due to temperature, crude quality, and the inherent difficulties of measuring liquids in a pipeline, our tariffs and agreements allow for us to make volumetric deductions for quality and volumetric fluctuations. We refer to these deductions as pipeline loss allowances (“PLA”). We compare these allowances to the actual volumetric gains and losses of the pipeline and the net gain or loss is recorded as revenue or a reduction of revenue. As the allowance is related to our pipeline transportation services, we have a single performance obligation to transport and deliver the barrels.
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
Product Sales
Soda and Sulfur Services
Product sales in our soda and sulfur services segment primarily involve the sales of caustic soda, NaHS, soda ash and other alkali products. As it relates to revenue recognition, these sales transactions contain a single performance obligation: the delivery of the product to the customer at the agreed upon point of sale. For some transactions, control of product transfers to the customer at the shipping point, but we are still obligated to arrange for shipment of the product as directed by the customer. Rather than treating these shipping activities as separate performance obligations, our policy is to account for them as fulfillment costs in accordance with ASC 606.
The transaction price for these product sales is determined by specific contracts, typically at a fixed rate or based on a market or indexed rate. This pricing is known, or is “fixed,” at the time of revenue recognition. Invoicing and related payment terms are in accordance with industry standard or contract specification based on final pricing. The entire transaction price is allocated to the performance obligation. As this type of revenue is earned at a point in time, there is no allocation of transaction price to future performance obligations.
For certain sales of soda ash, we offer volume inventive credits, or rebates, to customers based on the quantity purchased within a period of time as determined by the contract. The volume inventive credit is not earned by the customer until the minimum quantity of soda ash is purchased. Our policy is to reduce the transaction price allocated to these performance obligations so that our revenue is presented net of the volume incentive credits we expect to be realized.
Onshore Facilities and Transportation
Product sales in our onshore facilities and transportation segment primarily involve the sales of crude oil and petroleum products. These contracts contain a single performance obligation: the delivery of the product to the customer at a specified location. These contracts are settled on a monthly basis for term contracts, or on a spot basis. Invoicing and related payment terms are in accordance with industry standard or contract specification based on final pricing.
The transaction price is designated within the contracts and is either fixed, index-based or formulaic, utilizing an average price for the month or for a specified range of days, regardless of when delivery occurs. In either case, the transaction price is known at the time of revenue recognition and invoicing. The entire transaction price is allocated to a single performance obligation. As this type of revenue is earned at a point in time, there is no allocation of transaction price to future performance obligations.
Sulfur Services
Our sulfur services business primarily provides sulfur removal services to refiners’ high sulfur (or “sour”) gas streams that the refineries have generated from crude oil processing operations. Our process applies our proprietary technology, which uses caustic soda to act as a scrubbing agent at a prescribed temperature and pressure to remove sulfur. The technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products, and simultaneously produces NaHS. Units of NaHS are produced ratably as a gas stream is processed. We obtain control and ownership of the NaHS immediately upon production, which constitutes the sole consideration that we receive for our sulfur removal services. We later market this product to third parties as part of our product sales, as described above. As part of some of our arrangements, we pay a refinery access fee (“RSA fee”) for any benefits received by virtue of our plant’s proximity to the customer’s refinery. Our RSA fee is recorded as a reduction of revenue.
Providing sulfur removal services is the singular performance obligation in our refinery service agreements. As our customers simultaneously receive and consume the refinery service benefits, control is transferred and revenue is recognized over time based on the extent of progress towards completion of the performance obligation. We use units of NaHS produced during a period to measure progress as the amount we receive corresponds directly with the efforts to provide our services completed to date. The transaction price for each performance obligation is determined using the fair value of a unit of NaHS on the contract inception date for each refinery services agreement. Accordingly, we record the value of NaHS received as non-cash consideration in inventory until it is subsequently sold to our customers (see “Product Sales,” above).
16

Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at December 31, 2023 and December 31, 2022:

	Contract Assets	Contract Liabilities
	Other Assets	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2022	$—	$2,087	$64,478
Balance at December 31, 2023	859	11,460	112,734
For the years ended December 31, 2023, 2022, and 2021, $2.6 million, $2.6 million and $3.0 million, respectively, that was classified as a contract liability at the beginning of each period was recognized as revenue. During 2023, we deferred $11.5 million of revenue associated with a change in estimate to the measure of progress on the satisfaction of our performance obligation related to a contract within our offshore pipeline transportation segment. Additionally, we recognized $4.1 million of revenue during 2021 as a result of a contract modification related to one of our offshore pipeline transportation contracts.
Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of December 31, 2023. However, ASC 606 provides the following practical expedients and exemptions that we utilized:
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
    The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
2024	$119,185	$1,800
2025	136,326	—
2026	110,428	—
2027	66,828	—
2028	45,453	—
Thereafter	124,184	—
Total	$602,404	$1,800

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
17

We will continue to supply levels of our soda ash produced in the Green River Basin to ANSAC to utilize their logistical and marketing capabilities as an export vehicle for our Alkali Business. We determined that ANSAC met the definition of a business and have accounted for our acquisition of ANSAC as a business combination. We have reflected the financial results of ANSAC within our soda and sulfur services segment from the date of acquisition, January 1, 2023. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their respective fair values. There was no consideration transferred as a result of becoming the sole member of ANSAC.
The allocation of the purchase price, as presented within our Consolidated Balance Sheet as of December 31, 2023, is summarized as follows:

Cash and cash equivalents	$4,332
Accounts receivable - trade, net	231,797
Inventories	19,522
Other current assets	14,203
Fixed assets, at cost	4,000
Right of use assets, net	93,208
Intangible assets, net of amortization	14,992
Other Assets, net of amortization	400
Accounts payable - trade(1)	(228,106)
Accrued liabilities	(75,224)
Deferred tax liabilities	(1,482)
Other long-term liabilities	(77,642)
Net Assets	$—
(1)The “Accounts payable - trade” balance above includes $133.4 million of payables to Genesis at December 31, 2022 that eliminated upon consolidation in our Consolidated Balance Sheet.
Inventories principally relate to finished goods (soda ash) that have been supplied by current or former members of ANSAC. “Fixed assets, at cost” relate to leasehold improvements, and “Intangible assets, net of amortization” relate to the assets supporting our logistical and marketing footprint, and both have an estimated useful life of ten years, which is consistent with the term of our primary lease facilitating our logistics operations. Right of use assets, net and our corresponding lease liabilities, which are recorded within “Accrued liabilities” and “Other long-term liabilities,” are associated with our right to use certain assets to store and load finished goods, the vessels we utilize to ship finished goods to distributors and end users, as well as office space.
Our Consolidated Statement of Operations include the results of ANSAC since January 1, 2023. The following table presents selected financial information included in our Consolidated Statement of Operations for the period presented:

Year Ending December 31, 2023
Revenues	$394,948
Net Income Attributable to Genesis Energy, L.P.	8,139
18

The following unaudited pro forma financial information was prepared from our historical financial statements that have been adjusted to give the effect of the consolidation of ANSAC as though we had become the sole member on January 1, 2022. It is based upon assumptions deemed appropriate by us and may not be indicative of actual results. This pro forma information was prepared using financial data of ANSAC and reflects certain estimates and assumptions made by our management. Our unaudited pro forma financial information is not necessarily indicative of what our consolidated financial results would have been had we become the sole member on January 1, 2022. Pro forma net income attributable to common unitholders includes the effects of distributions attributable to our Class A Preferred Units. The dilutive effect of our preferred units is calculated using the if-converted method.

	Year Ending December 31,
	2023	2022
Pro forma consolidated financial operating results:
Revenues	$3,176,996	$3,246,477
Net Income Attributable to Genesis Energy, L.P.	117,720	75,457
Net Income (Loss) Attributable to Common Unitholders	26,995	(4,595)
Basic and diluted earnings (loss) per common unit:
As reported net income (loss) per common unit	$0.22	$(0.04)
Pro forma net income (loss) per common unit	$0.22	$(0.04)

5. Lease Accounting
Lessee Arrangements
We lease a variety of transportation equipment (primarily railcars and vessels), terminals, land and facilities, and office space and equipment. Lease terms vary and can range from short term (not greater than 12 months) to long term (greater than 12 months). A majority of our leases contain options to extend the life of the lease at our sole discretion. We considered these options when determining the lease terms used to derive our right of use asset and associated lease liability. Leases with a term of 12 months or less are not recorded on our Consolidated Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term.
Certain lease agreements include lease and non-lease components. We have elected to combine lease and non-lease components for all of our underlying assets for the purpose of deriving our right of use asset and lease liability. Additionally, certain lease payments are driven by variable factors, such as plant production or indexing rates. Variable costs are expensed as incurred and are not included in our determination of our lease liability and right of use asset.
As a lessee, we do not have any finance leases and none of our leases contain material residual value guarantees or material restrictive covenants. In addition, most of our leases do not provide an implicit rate, and as such, we determined our incremental borrowing rate based on the information available at the inception of the lease in determining the present value of lease payments.
19

Our lease portfolio consists of operating leases within three major categories: Transportation Equipment, Office Space and Equipment, and Facilities and Equipment. These values are recorded within “Right of Use Assets, net” on the Consolidated Balance Sheets. Current and non-current lease liabilities are recorded within “Accrued liabilities” and “Other long-term liabilities”, respectively, on the Consolidated Balance Sheets. Refer to the table below for our lease balances as of December 31, 2023 and December 31, 2022.

Leases	Classification	Financial Statement Caption	December 31, 2023	December 31, 2022
Assets
	Transportation Equipment	Right of Use Assets, net	$115,689	$65,375
	Office Space & Equipment	Right of Use Assets, net	9,014	7,238
	Facilities and Equipment	Right of Use Assets, net	115,638	52,664
Total Right of Use Assets, net			$240,341	$125,277

Liabilities
Current		Accrued liabilities	29,869	17,978
Non-Current		Other long-term liabilities	214,946	113,844
Total Lease Liability			$244,815	$131,822
Our “Right of Use Assets, net” balance includes our unamortized initial direct costs associated with certain of our transportation equipment, office space and equipment, and facilities and equipment leases. Additionally, it includes our unamortized prepaid rents, our deferred rents, and our previously classified intangible asset associated with a favorable lease.
Our “Right of Use Asset, net,” “Accrued liabilities” and “Other long-term liabilities” balances at December 31, 2023 include amounts related to the leases associated with our January 1, 2023 consolidation of ANSAC. See further discussion regarding the consolidation of ANSAC in Note 4.
We recorded total operating lease expense of $41.4 million, $13.6 million, and $18.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. The total operating lease expense is net of the variable railcar mileage credits we receive in our Alkali Business of $22.5 million, $22.4 million and $20.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. The total operating cost includes the amounts associated with our existing lease liabilities, along with both short term lease and variable lease costs incurred during the period which are not significant to the operating lease cost individually, or in the aggregate.
The following table presents the maturities of our operating lease liabilities as of December 31, 2023 on an undiscounted cash flow basis reconciled to the present value recorded on our Consolidated Balance Sheets:

Maturity of Lease Liabilities	Transportation Equipment	Office Space and Equipment	Facilities and Equipment	Operating Leases
2024	$30,039	$2,355	$15,259	$47,653
2025	23,649	2,778	15,295	41,722
2026	16,550	2,453	15,347	34,350
2027	13,545	2,186	15,392	31,123
2028	10,023	1,805	15,438	27,266
Thereafter	82,215	9,585	151,204	243,004
Total Lease Payments	176,021	21,162	227,935	425,118
Less: Interest	(64,394)	(6,081)	(109,828)	(180,303)
Present value of operating lease liabilities	$111,627	$15,081	$118,107	$244,815

20

The following table presents the weighted average remaining terms and discount rates related to our right of use assets:

Lease Term and Discount Rate	December 31, 2023	December 31, 2022
Weighted-average remaining lease term	13.18 years	13.70 years
Weighted-average discount rate	8.35%	7.75%

The following table provides information regarding the cash paid and right of use assets obtained related to our operating leases:

	Year Ended December 31,
Cash Flows Information	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$58,979	$28,576	$33,145
Leased assets obtained in exchange for new operating lease liabilities	150,917	9,443	8,296
For the year ended December 31, 2023, cash paid for amounts included in the measurement of lease liabilities and leased assets obtained in exchange for new operating lease liabilities includes those amounts related to leases associated with our January 1, 2023 consolidation of ANSAC. See further discussion regarding the consolidation of ANSAC in Note 4.
Lessor Arrangements
We have certain contracts discussed below in which we act as a lessor. We also, from time to time, sublease certain of our transportation and facilities equipment to third parties.
Operating Leases
During the years ended December 31, 2023, 2022, and 2021, we acted as a lessor in our revenue contracts associated with our 330,00 barrel-capacity ocean going tanker, the M/T American Phoenix, included in our marine transportation segment. Our lease revenues for this arrangement were $23.6 million, $16.4 million and $15.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The M/T American Phoenix is under contract through mid-2027. For 2024, 2025, 2026 and through the expiration of the contract in 2027, we expect to receive undiscounted cash flows from fixed lease payments of $28.1 million, $29.6 million, $30.7 million and $15.2 million, respectively. Our agreements generally contain clauses that may limit the use of the asset or require certain actions be taken by the lessee to maintain the asset for future performance.
Direct Finance Lease
We formerly held a direct finance lease of the Northeast Jackson Dome Pipeline. Under the terms of the agreement, we were paid a quarterly payment, which commenced on August 3, 2008. Subsequent to entering into the agreement, our customer, a subsidiary of Denbury, Inc., defaulted under the agreement. In 2020, we executed an agreement with our customer to accelerate the payment of $70 million of remaining, unpaid principal payments, which we received in 2021, which is included in our cash flows from operating activities on the Condensed Consolidated Statement of Cash Flows for the year ended December 31, 2021. Additionally as part of this agreement, we transferred the ownership of all of our CO2 assets, including the Free State pipeline system, to Denbury, Inc.
6. Receivables
    Accounts receivable – trade, net consisted of the following:

	December 31,
	2023	2022
Accounts receivable - trade	$762,116	$724,419
Allowance for credit losses	(2,569)	(2,852)
Accounts receivable - trade, net	$759,547	$721,567
21

The following table presents the activity of our allowance for credit losses for the periods indicated:

	December 31,
	2023	2022	2021
Balance at beginning of period	$2,852	$4,825	$6,258
Charges to (recoveries of) costs and expenses, net	1,666	172	(902)
Amounts written off	(1,949)	(2,145)	(531)
Balance at end of period	$2,569	$2,852	$4,825
7. Inventories
The major components of inventories were as follows:

	December 31,
	2023	2022
Petroleum products	$—	$56
Crude oil	22,320	6,673
Caustic soda	9,150	15,258
NaHS	17,605	7,085
Raw materials - Alkali Business	8,355	5,819
Work-in-process - Alkali Business	11,404	9,599
Finished goods, net - Alkali Business	48,706	18,772
Materials and supplies, net - Alkali Business	17,691	14,881
Total	$135,231	$78,143
Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories were below cost by $0.2 million as of December 31, 2023, which triggered a reduction of the value of inventory in our Consolidated Financial Statements by this amount. We recorded $2.9 million in inventory reduction adjustments as of December 31, 2022.
Materials and supplies include chemicals, maintenance supplies, and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.
22

8. Fixed Assets, Mineral Leaseholds and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2023	2022
Crude oil and natural gas pipelines and related assets	$2,945,215	$2,844,288
Alkali facilities, machinery, and equipment	1,147,291	701,313
Onshore facilities, machinery, and equipment	271,271	269,949
Transportation equipment	24,913	22,340
Marine vessels	1,021,080	1,017,087
Land, buildings and improvements	293,733	231,651
Office equipment, furniture and fixtures	25,029	24,271
Construction in progress(1)	731,197	712,971
Other	41,168	41,168
Fixed assets, at cost	6,500,897	5,865,038
Less: Accumulated depreciation	(1,972,596)	(1,768,465)
Net fixed assets	$4,528,301	$4,096,573
(1)Construction in progress primarily relates to our ongoing offshore growth capital projects, which are expected to be completed in 2024 and 2025.
Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	December 31, 2023	December 31, 2022
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(25,499)	(20,897)
Mineral leaseholds, net	$540,520	$545,122
Depreciation expense was $263.5 million, $281.4 million and $295.4 million for the years ended December 31, 2023, 2022, and 2021, respectively. Depletion expense was $4.6 million, $3.9 million, and $3.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Asset Sales and Divestitures
On April 29, 2022, we entered into an agreement to sell the Independence Hub platform to a producer group in the Gulf of Mexico for gross proceeds of $40.0 million, of which $8.0 million, or 20%, was attributable and paid to our noncontrolling interest holder. For the year ended December 31, 2022, we recorded a gain of $40.0 million recorded in “Gain on sale of asset” on the Consolidated Statement of Operations, of which $8.0 million, or 20%, is included in “Net income attributable to noncontrolling interests” on the Consolidated Statement of Operations, as the platform asset sold had no book value at the time of the sale.
Asset Retirement Obligations
We record AROs in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations. For any AROs acquired, we record AROs based on the fair value measurement assigned during the preliminary purchase price allocation.
23

    A reconciliation of our liability for asset retirement obligations is as follows:

December 31, 2020	$176,852
Accretion expense	10,038
Revisions in timing and estimated costs of AROs	35,735
Acquisitions	3,008
Settlements	(4,727)
December 31, 2021	$220,906
Accretion expense	13,092
Revisions in timing and estimated costs of AROs	11,216
Settlements	(16,641)
December 31, 2022	$228,573
Accretion expense	12,040
Revisions in timing and estimated costs of AROs	3,185
Settlements	(90)
December 31, 2023	$243,708
At December 31, 2023 and December 31, 2022, $26.1 million and $26.6 million are included as current in “Accrued liabilities” on our Consolidated Balance Sheets, respectively. The remainder of the ARO liability at each period is included in “Other long-term liabilities” on our Consolidated Balance Sheets. Revisions in timing and estimated costs during 2023, 2022 and 2021 are primarily attributable to the accelerated timing and updated costs associated with the abandonment of certain of our non-core offshore assets in the Gulf of Mexico. Such revisions take into account several factors, including changes to legal or regulatory requirements, changes in our estimated useful lives of the associated asset, and the timing and method of abandonment. As there are significant judgements involved in deriving our estimates, actual costs, including the scope of work once it is approved by the relative regulatory agency or contracted party, may differ from our estimates.
9. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting (see Note 2 for a description of these investments). The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. At December 31, 2023 and 2022, the unamortized differences in carrying value totaled $291.4 million and $305.6 million, respectively. We amortize the differences in carrying value as a change in equity earnings.
    The following table presents information included in our Consolidated Financial Statements related to our equity investees:

	Year Ended December 31,
	2023	2022	2021
Genesis’ share of operating earnings	$80,461	$68,469	$73,389
Amortization of differences attributable to Genesis’ carrying value of equity investments	(14,263)	(14,263)	(15,491)
Net equity in earnings	$66,198	$54,206	$57,898
Distributions earned(1)	$90,833	$75,406	$84,106
(1)Distributions attributable to the respective period and received within 15 days subsequent to the respective period end.
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

24

10. Intangible Assets, Goodwill and Other Assets
Intangible Assets
The following table reflects the components of intangible assets being amortized at December 31, 2023 and 2022:

		December 31, 2023			December 31, 2022
	Weighted Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Offshore pipeline contract intangibles	19	158,101	70,036	88,065	158,101	61,715	96,386
Other	10	70,974	17,502	53,472	45,191	14,257	30,934
Total		$229,075	$87,538	$141,537	$203,292	$75,972	$127,320

The offshore pipeline contract intangibles relate to customer contracts surrounding certain transportation agreements with producers in the Lucius production area in Southeast Keathley Canyon, which support our SEKCO pipeline.
We are recording amortization of our intangible assets based on the period over which the asset is expected to contribute to our future cash flows. All of our current intangible assets are being amortized on a straight-line basis. Amortization expense on intangible assets was $11.6 million, $10.3 million and $10.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table reflects our estimated amortization expense for each of the five subsequent fiscal years:

	2024	2025	2026	2027	2028
Offshore pipeline contract intangibles	$8,321	$8,321	$8,321	$8,321	$8,321
Other	6,504	6,244	5,932	5,485	5,235
Total	$14,825	$14,565	$14,253	$13,806	$13,556
Goodwill
The carrying amount of goodwill in our soda and sulfur services segment was $301.9 million at December 31, 2023 and December 31, 2022. We have not recognized any impairment losses related to goodwill for any of the periods presented.
Other Assets
Other assets consisted of the following:

	December 31,
	2023	2022
Deferred marine charges, net (1)	$19,651	$20,503
Unamortized debt issuance costs on senior secured credit facility	5,676	2,591
Other deferred charges, net	12,914	9,114
Other assets, net of amortization	$38,241	$32,208
(1)    See discussion of deferred charges on marine transportation assets in the Summary of Accounting Policies (Note 2).

25

11. Debt
At December 31, 2023 and 2022, our obligations under debt arrangements consisted of the following:

	December 31, 2023			December 31, 2022
	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Premium and Debt Issuance Costs	Net Value
Senior secured credit facility-Revolving Loan(1)	$298,300	$—	$298,300	$205,400	$—	$205,400
5.625% senior unsecured notes due 2024	—	—	—	341,135	1,249	339,886
6.500% senior unsecured notes due 2025	—	—	—	534,834	3,265	531,569
6.250% senior unsecured notes due 2026	339,310	1,746	337,564	339,310	2,481	336,829
8.000% senior unsecured notes due 2027	981,245	3,549	977,696	981,245	4,956	976,289
7.750% senior unsecured notes due 2028	679,360	6,121	673,239	679,360	7,621	671,739
8.250% senior unsecured notes due 2029	600,000	17,202	582,798	—	—	—
8.875% senior unsecured notes due 2030	500,000	8,342	491,658	—	—	—
5.875% Alkali senior secured notes due 2042(2)	425,000	21,791	403,209	425,000	22,558	402,442
Total long-term debt	$3,823,215	$58,751	$3,764,464	$3,506,284	$42,130	$3,464,154
(1)    Unamortized debt issuance costs associated with our senior secured credit facility (included in “Other Assets, net of amortization” on the Consolidated Balance Sheets) were $5.7 million and $2.6 million as of December 31, 2023 and December 31, 2022, respectively.
(2) As of December 31, 2023, $11.6 million of the principal balance is considered current and included within “Accrued liabilities” on the Condensed Consolidated Balance Sheet.
Senior Secured Credit Facility
On February 17, 2023, we entered into the Sixth Amended and Restated Credit Agreement (our “credit agreement” to replace our Fifth Amended and Restated Credit Agreement (the “old credit agreement”). Our credit agreement provides for a $850 million senior secured revolving credit facility. The credit agreement matures on February 13, 2026, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions.
As of December 31, 2023, the key terms for rates under our senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•Revolving credit facility: The interest rate on borrowings may be based on an alternate base rate or Term Secured Overnight Financing Rate (“SOFR”), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our credit agreement) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. The Adjusted Term SOFR is equal to the sum of (a) the Term SOFR rate (as defined in our credit agreement) for such period plus (b) the Term SOFR Adjustment of 0.1% plus (c) the applicable margin. The applicable margin varies from 2.25% to 3.50% on Term SOFR borrowings and from 1.25% to 2.50% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At December 31, 2023, the applicable margins on our borrowings were 1.75% for alternate base rate borrowings and 2.75% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fees range from 2.25% to 3.50% based on our leverage ratio as computed under the credit agreement. The rate can fluctuate quarterly. At December 31, 2023, our letter of credit rate was 2.75%.
•We pay a commitment fee on the unused portion of the senior secured credit facility. The commitment fee on the unused committed amount will range from 0.30% to 0.50% per annum depending on our leverage ratio. At December 31, 2023, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the senior secured credit facility by an additional $200 million subject to lender consent and certain other customary conditions.
26

At December 31, 2023, we had $298.3 million borrowed under our senior secured credit facility, with $19.3 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100.0 million of the capacity to be used for letters of credit, of which $4.5 million was outstanding at December 31, 2023. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of our credit agreement. The total amount available for borrowings under our senior secured credit facility at December 31, 2023 was $547.2 million, subject to compliance with our covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Alkali Senior Secured Notes Issuance and Related Transactions
On May 17, 2022, Genesis Energy, L.P., through its newly created wholly-owned unrestricted subsidiary, GA ORRI, LLC (“GA ORRI”), issued $425 million principal amount of our 5.875% senior secured notes due 2042 (the “Alkali senior secured notes”) to certain institutional investors (the “Notes Offering”), secured by GA ORRI’s fifty-year 10% limited term overriding royalty interest in substantially all of the Alkali Business’ trona mineral leases (the “ORRI Interests”). Interest payments are due on the last day of each quarter with the initial interest payment made on June 30, 2022. The agreement governing the Alkali senior secured notes also requires principal repayments on the last day of each quarter commencing with the first quarter of 2024. Principal repayments totaling $11.6 million, $13.1 million, $14.2 million, $14.6 million, and $15.7 million are due in 2024, 2025, 2026, 2027 and 2028 respectively, with the remaining quarterly principal repayments due thereafter through March 31, 2042. We are required to maintain a certain level of cash in a liquidity reserve account (owned by GA ORRI) to be held as collateral for future interest and principal payments as calculated and described in the agreement governing the Alkali senior secured notes. As of December 31, 2023 our liquidity reserve account had a balance of $18.8 million, which is classified as “Restricted cash” on the Consolidated Balance Sheets. The issuance generated net proceeds of $408 million, net of the issuance discount of $17 million. We used a portion of the net proceeds from the issuance to fully redeem the outstanding Alkali Holdings preferred units (as defined and further discussed in Note 12) and utilized the remainder to repay a portion of the outstanding borrowings under our senior secured credit facility as well as fund our liquidity reserve account.
Additionally, on May 17, 2022, we entered into an amendment to our old credit agreement. This amendment also designated GA ORRI and its direct parent, GA ORRI Holdings, LLC (“GA ORRI Holdings”), as unrestricted subsidiaries under our old credit agreement. We also designated GA ORRI and GA ORRI Holdings as unrestricted subsidiaries under the indentures governing our senior unsecured notes. On May 17, we also reclassified the subsidiaries originally held by our Alkali Business as restricted subsidiaries under our old credit agreement and under the indentures governing our senior unsecured notes.
Senior Unsecured Notes
On May 15, 2014, we issued $350 million in aggregate principal amount of 5.625% senior unsecured notes due June 15, 2024 (the “2024 Notes”). On January 24, 2023, approximately $316 million of these notes were validly tendered and repaid upon the issuance of our $500 million senior unsecured notes due in 2030 (the “2030 Notes” as defined and further discussed below). On January 26, 2023, we issued a notice of redemption for the remaining principal of approximately $25 million of the 2024 Notes in accordance with the terms and conditions of the indenture governing the notes, and discharged the indebtedness with respect to the 2024 Notes on February 14, 2023. We incurred a loss of $1.8 million on the tender and redemption of the 2024 Notes, inclusive of our transactions costs and write-off of the related unamortized debt issuance costs, which is recorded as “Other expense, net” in our Consolidated Statement of Operations for the year ended December 31, 2023.
On August 14, 2017, we issued $550 million in aggregate principal amount of 6.50% senior unsecured notes due October 1, 2025 (the “2025 Notes”). On December 7, 2023, approximately $514 million of these notes were validly tendered and repaid upon the issuance of our $600 million senior unsecured notes due in 2029 (the “2029 Notes” as defined and further discussed below). On December 8, 2023, we issued a notice of redemption for the remaining principal of approximately $21 million of our 2025 Notes, and discharged the indebtedness with respect to the 2025 Notes on December 28, 2023 by depositing the redemption amount with the trustee of the 2025 Notes, all in accordance with the terms and conditions of the indenture governing the 2025 Notes. We incurred a loss of $2.8 million on the tender and redemption of the 2025 Notes, inclusive of our transactions costs and write-off of the related unamortized debt issuance costs, which is recorded as “Other expense, net” in our Consolidated Statement of Operations for the year ended December 31, 2023.
On December 11, 2017, we issued $450 million in aggregate principal amount of 6.25% senior unsecured notes due May 15, 2026 (the “2026 Notes”). Interest payments are due May 15 and November 15 of each year with the initial interest payment due May 15, 2018. That issuance generated net proceeds of approximately $442 million, net of issuance costs incurred. We used approximately $205 million of the net proceeds to redeem the portion of the 5.75% senior unsecured notes due February 15, 2021 that were validly tendered and the remaining net proceeds to repay a portion of the borrowings outstanding under our senior secured credit facility.
27

On January 16, 2020, we issued $750 million in aggregate principal amount of our 7.75% senior unsecured notes due February 1, 2028 (the “2028 Notes”). Interest payments are due February 1 and August 1 of each year with the initial interest payment due on August 1, 2020. That issuance generated net proceeds of approximately $737 million net of issuance costs incurred. We used approximately $555 million of the net proceeds to redeem a portion of our 6.75% senior unsecured notes due August 1, 2022 (including principal, accrued interest and tender premium) that were validly tendered, and the remaining net proceeds were used to repay a portion of the borrowings outstanding under our senior secured credit facility.
On December 17, 2020, we issued $750 million in aggregate principal amount of our 8.00% senior unsecured notes due January 15, 2027 (the “2027 Notes”). Interest payments are due January 15 and July 15 of each year with the initial interest payment due on July 15, 2021. That issuance generated net proceeds of approximately $737 million net of issuance costs incurred. We used approximately $317 million of the net proceeds to repay the portion of the 6.00% 2023 Notes (including principal, accrued interest and tender premium) that were validly tendered, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our senior secured credit facility.
On April 22, 2021, we completed our offering of an additional $250 million in aggregate principal amount of the 2027 Notes. The additional $250 million of notes have identical terms as (other than with respect to the issue price) and constitute part of the same series of the 2027 Notes. The $250 million of the 2027 Notes were issued at a premium of 103.75% plus accrued interest from December 17, 2020. We used the net proceeds from the offering for general partnership purposes, including repaying a portion of the borrowings outstanding under our senior secured credit facility.
On January 25, 2023, we issued $500 million in aggregate principal amount of 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”). Interest payments are due April 15 and October 15 of each year with the initial interest payment due on October 15, 2023. The issuance generated proceeds of approximately $491 million, net of issuance costs incurred. The net proceeds were used to purchase approximately $316 million of our existing 5.625% senior unsecured notes due June 15, 2024 (the “2024 Notes”), and pay the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended January 24, 2023, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our senior secured credit facility and for general partnership purposes. On January 26, 2023, we issued a notice of redemption for the remaining principal of approximately $25 million of our 2024 Notes, and discharged the indebtedness with respect to the 2024 Notes on February 14, 2023 by depositing the redemption amount with the trustee of the 2024 Notes for redemption of the 2024 Notes on February 25, 2023, all in accordance with the terms and conditions of the indenture governing the 2024 Notes.
On December 7, 2023, we issued $600 million in aggregate principal amount of our 8.25% senior unsecured notes due January 15, 2029 (the “2029 Notes). Interest payments are due January 15 and July 15 of each year with the initial interest payment due on July 15, 2024. The issuance of our 2029 Notes generated net proceeds of approximately $583 million, net of the discount of $6.2 million and issuance costs incurred. The net proceeds were used to purchase approximately $514 million of approximately $535 million then outstanding on our 2025 Notes and pay the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended December 6, 2023. On December 8, 2023 we issued a notice of redemption for the remaining principal of approximately $21 million of our 2025 Notes, and discharged the indenture governing the 2025 Notes as to all 2025 Notes issued thereunder on December 28, 2023 by depositing the redemption amount in trust with the trustee of the 2025 Notes for redemption of the 2025 Notes, all in accordance with the terms and conditions of the indenture governing the 2025 Notes.
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

	2026 Notes	2027 Notes	2028 Notes	2029 Notes	2030 Notes
Redemption right beginning on	February 15, 2021	January 15, 2024	February 1, 2023	January 15, 2026	April 15, 2026
Redemption of up to 35% of the principal amount of notes with the proceeds of an equity offering permitted prior to	N/A	N/A	N/A	January 15, 2026	April 15, 2026
.
During the year ended December 31, 2022, we repurchased $80.9 million of our senior unsecured notes on the open market and recorded cancellation of debt income of $8.6 million. This is recorded within “Other expense, net” in our Consolidated Statements of Operations.
28

Guarantees of our 2026, 2027, 2028, 2029 and 2030 Notes will be released under certain circumstances, including (i) in connection with any sale or other disposition of (a) all or substantially all of the properties or assets of a guarantor (including by way of merger or consolidation) or (b) all of the capital stock of such guarantor, in each case, to a person that is not a restricted subsidiary of the partnership (ii) if the partnership designates any restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) upon legal defeasance, covenant defeasance or satisfaction and discharge of the applicable indenture, (iv) upon the liquidation or dissolution of such guarantor, or (v) at such time as such guarantor ceases to guarantee any other indebtedness of either of the issuers and any other guarantor.
Our $3.1 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.'s current and future 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), except GA ORRI and GA ORRI Holdings, and certain other subsidiaries. The non-guarantor subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets, other than the ORRI Interests, that we use to operate our business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries.
Covenants and Compliance
Our credit agreement contains customary covenants (affirmative, negative and financial) that could limit the manner in which we may conduct our business. As defined in our credit agreement, we are required to meet three primary financial metrics—a maximum consolidated leverage ratio, a maximum consolidated senior secured leverage ratio and a minimum consolidated interest coverage ratio. Our credit agreement provides for the temporary inclusion of certain pro forma adjustments to the calculations of the required ratios following material transactions. In general, our consolidated leverage ratio calculation compares our consolidated funded debt (including outstanding notes we have issued) to our Adjusted Consolidated EBITDA (as defined and adjusted in accordance with the credit agreement). Our consolidated senior secured leverage ratio calculation compares our consolidated senior secured funded debt (including outstanding borrowings on the senior secured credit facility) to our Adjusted Consolidated EBITDA (as defined and adjusted in accordance with the credit agreement), and our minimum consolidated interest coverage ratio compares our Adjusted Consolidated EBITDA (as defined and adjusted in accordance with the credit agreement) to our Consolidated interest expense (as defined and adjusted in accordance with the credit agreement). As of December 31, 2023, under our credit agreement, the permitted maximum consolidated leverage ratio is 5.50x for the remainder of the term. The permitted maximum consolidated senior secured leverage ratio is 2.50x and the minimum consolidated interest coverage ratio is 2.50x for the remaining term of the credit agreement.
In addition, our credit agreement and the indentures governing the senior unsecured notes contain cross-default provisions. Our credit documents prohibit distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, those agreements contain various covenants limiting our ability to, among other things:
•incur indebtedness if certain financial ratios are not maintained;
•grant liens;
•engage in sale-leaseback transactions; and
•sell substantially all of our assets or enter into a merger or consolidation.
A default under our credit documents would permit the lenders thereunder to accelerate the maturity of the outstanding debt. As long as we are in compliance with our credit agreement, our ability to make distributions of “available cash” is not restricted. As of December 31, 2023, we were in compliance with the financial covenants contained in our credit agreement and indentures.
12. Partners’ Capital, Mezzanine Equity and Distributions
At December 31, 2023, our outstanding equity consisted of 122,424,321 Class A Common Units and 39,997 Class B Common Units. The Class A Common Units are traditional common units in us. The Class B Common Units have the voting and distribution rights equivalent to those of the Class A Common Units, however, the Class B Common Units have the right to elect all of our board of directors and are convertible into Class A Common Units under certain circumstances, subject to certain exceptions. At December 31, 2023, we had 23,111,918 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
29

In an effort to return capital to our investors, we announced a common equity repurchase program (the “Repurchase Program”) on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program will be reviewed no later than December 31, 2024 and may be suspended or discontinued at any time prior thereto. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be canceled. During 2023, we repurchased and canceled a total of 114,900 Class A Common Units at an average price of approximately $9.09 per unit for a total purchase price of $1.0 million, including commissions, which is reflected as a reduction to the carrying value of our “Partners’ Capital - Common unitholders” on our Consolidated Balance Sheet.
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
We paid the following cash distributions to common unitholders:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2021
1st Quarter	May 14, 2021	$0.1500	$18,387
2nd Quarter	August 13, 2021	$0.1500	$18,387
3rd Quarter	November 12, 2021	$0.1500	$18,387
4th Quarter	February 14, 2022	$0.1500	$18,387
2022
1st Quarter	May 13, 2022	$0.1500	$18,387
2nd Quarter	August 12, 2022	$0.1500	$18,387
3rd Quarter	November 14, 2022	$0.1500	$18,387
4th Quarter	February 14, 2023	$0.1500	$18,387
2023
1st Quarter	May 15, 2023	$0.1500	$18,387
2nd Quarter	August 14, 2023	$0.1500	$18,387
3rd Quarter	November 14, 2023	$0.1500	$18,370
4th Quarter	February 14, 2024	$0.1500	$18,370

Equity Issuances and Contributions
Our partnership agreement authorizes our general partner to cause us to issue additional limited partner interests and other equity securities, the proceeds from which could be used to provide additional funds for acquisitions or other needs. We did not issue any Class A Common Units or Class B Common Units during the periods presented.
30

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
31

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
Accounting for the Class A Convertible Preferred Units
Our Class A Convertible Preferred Units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event that is outside of our control. Therefore, we present them as temporary equity in the mezzanine section of the Consolidated Balance Sheets. We initially recognized our Class A Convertible Preferred Units at their issuance date fair value, net of issuance costs, as they were not redeemable and we did not have plans or expect any events that constitute a change of control in our partnership agreement. From the date of issuance through the election date, the Rate Reset Election was bifurcated and accounted for separately as an embedded derivative and recorded at fair value at each reporting period in “Other long-term liabilities” in our Consolidated Balance Sheets. As of the election date, the feature within the Class A Convertible Preferred Units that required bifurcation no longer existed and we have adjusted the carrying value of the Class A Convertible Preferred Units to include the fair value of the previously bifurcated amount at the election date. Refer to Note 19 and Note 20 for additional discussion.
As of December 31, 2023, we will not be required to further adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would become redeemable. Once redemption becomes probable, we would adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date the feature first becomes probable and the date the units can first be redeemed.

32

We paid the following cash distributions to our Class A Convertible Preferred unitholders:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2021
1st Quarter	May 14, 2021	$0.7374	$18,684
2nd Quarter	August 13, 2021	$0.7374	$18,684
3rd Quarter	November 12, 2021	$0.7374	$18,684
4th Quarter	February 14, 2022	$0.7374	$18,684
2022
1st Quarter	May 13, 2022	$0.7374	$18,684
2nd Quarter	August 12, 2022	$0.7374	$18,684
3rd Quarter	November 14, 2022	$0.7374	$18,684
4th Quarter	February 14, 2023	$0.9473	$24,002
2023
1st Quarter	May 15, 2023	$0.9473	$24,002
2nd Quarter	August 14, 2023	$0.9473	$23,314
3rd Quarter	November 14, 2023	$0.9473	$22,612
4th Quarter	February 14, 2024	$0.9473	$21,894
On April 3, 2023, July 3, 2023, and October 3, 2023 we entered into purchase agreements with the Class A Convertible Preferred unitholders whereby we redeemed a total of 2,224,860 Class A Convertible Preferred Units (the “Redeemed Units”) at an average purchase price of $33.71 per unit. The Redeemed Units had a carrying value of $35.20 per unit resulting in returns attributable to the Class A Convertible Preferred Units of $3.2 million for the year ended December 31, 2023. There were 23,111,918 Class A Convertible Preferred Units outstanding as of December 31, 2023.
Net Income Attributable to Genesis Energy, L.P. is adjusted for distributions and returns attributable to the Class A Convertible Preferred Units that accumulate in the period. Net income attributable to Genesis Energy, L.P. for the year ended 2023 was reduced by $90.7 million due to Class A Convertible Preferred Unit distributions of $93.9 million that accumulated during the period, offset partially by returns of $3.2 million discussed above. Net income (loss) attributable to Genesis Energy, L.P. was reduced by $80.1 million, and $74.7 million for the years ended 2022 and 2021, respectively, due to Class A Convertible Preferred Unit distributions that accumulated during each period.
Redeemable Noncontrolling Interests
On September 23, 2019, we, through a subsidiary, Genesis Alkali Holdings Company, LLC (“Alkali Holdings”), the entity that holds our trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling business, including its Granger facility near Green River, Wyoming, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the “LLC Agreement”) and a Securities Purchase Agreement (the “Securities Purchase Agreement”) whereby certain investment fund entities affiliated with Blackstone Alternative Credit Advisors LP, formerly known as “GSO Capital Partners LP” (collectively, “BXC”) purchased $55.0 million of preferred units (or 55,000 preferred units) and committed to purchase, during a three-year commitment period, up to a total of $350.0 million of preferred units (or 350,000 preferred units) in Alkali Holdings (the “Alkali Holdings preferred units”). Alkali Holdings utilized the net proceeds from the preferred units to fund a portion of the anticipated cost of the Granger Optimization Project.
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
33

On May 17, 2022 (the “Redemption Date”), we fully redeemed the 251,750 outstanding Alkali Holdings preferred units at a Base Preferred Return Amount of $288.6 million utilizing a portion of the proceeds we received from the issuance of our Alkali senior secured notes (Note 11). As of December 31, 2023 and 2022, there were no Alkali Holdings preferred units outstanding.
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
Net income Attributable to Genesis Energy, L.P. for the year ended December 31, 2022 includes $30.4 million of adjustments, of which $10.0 million was allocated to the PIK distributions on the outstanding preferred units and $1.9 million was attributable to redemption accretion value adjustments, and $18.5 million was attributable to a change in the Base Preferred Return Amount of the Alkali Holdings preferred units. Net Loss Attributable to Genesis Energy, L.P. for the year ended December 31, 2021 includes $25.4 million of adjustments, of which $21.3 million was allocated to the PIK distributions on the outstanding preferred units and $4.1 million was attributable to redemption accretion value adjustments.
The following table shows the change in our redeemable noncontrolling interests from December 31, 2021 to December 31, 2022:

Balance as of December 31, 2021	$259,568
Issuance of preferred units, net of issuance costs(1)	5,249
PIK distribution	9,993
Redemption accretion	1,908
Tax distributions(1)	(6,631)
Adjustment to Base Preferred Return Amount	18,542
Redemption of preferred units on May 17, 2022	(288,629)
Balance as of December 31, 2022	—
(1)We issued 5,356 Alkali Holdings preferred units to BXC to satisfy the Company’s obligation to pay tax distributions during 2022.
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
34

13. Net Income (Loss) Per Common Unit
Basic net income (loss) per common unit is computed by dividing Net Income (Loss) Attributable to Genesis Energy, L.P., after considering income attributable to our Class A preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of the Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the years ended December 31, 2023, 2022, and 2021, the effect of the assumed conversion of our Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table reconciles Net income (loss) and weighted average units used in computing basic and diluted Net income (loss) per common unit (in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to Genesis Energy L.P.	$117,720	$75,457	$(165,067)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(90,725)	(80,052)	(74,736)
Net income (loss) available to common unitholders	$26,995	$(4,595)	$(239,803)

Weighted average outstanding units	122,535	122,579	122,579

Basic and diluted net income (loss) per common unit	$0.22	$(0.04)	$(1.96)

14. Business Segment Information
We currently manage our businesses through four divisions that constitute our reportable segments:
•Offshore pipeline transportation – offshore transportation of crude oil and natural gas in the Gulf of Mexico;
•Soda and sulfur services – trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling activities, as well as processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur and selling the related by-product, NaHS;
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
35

Segment information for each year presented below is as follows:

	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Total
Year Ended December 31, 2023
Segment Margin(1)	$406,672	$282,014	$110,423	$27,953	$827,062
Capital expenditures(2)	$410,237	$219,393	$42,681	$19,018	$691,329
Revenues:
External customers	$377,842	$1,743,327	$327,464	$728,363	$3,176,996
Intersegment(3)	4,312	(9,079)	—	4,767	$—
Total revenues of reportable segments	$382,154	$1,734,248	$327,464	$733,130	$3,176,996
Year Ended December 31, 2022
Segment Margin(1)	$363,373	$306,718	$66,209	$33,755	$770,055
Capital expenditures(2)	$241,446	$174,518	$39,084	$5,878	$460,926
Revenues:
External customers	$319,045	$1,258,236	$292,925	$918,751	$2,788,957
Intersegment(3)	—	(10,151)	370	9,781	$—
Total revenues of reportable segments	$319,045	$1,248,085	$293,295	$928,532	$2,788,957
Year Ended December 31, 2021
Segment Margin(1)	$317,560	$166,773	$34,572	$98,824	$617,729
Capital expenditures(2)	$50,546	$227,118	$34,456	$4,609	$316,729
Revenues:
External customers	$278,459	$973,354	$188,011	$685,652	$2,125,476
Intersegment(3)	—	(8,722)	2,816	5,906	$—
Total revenues of reportable segments	$278,459	$964,632	$190,827	$691,558	$2,125,476
(1)A reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin to for each year is presented below.
(2)Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as contributions to equity investees, if any.
(3)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Total assets by reportable segment were as follows:

	December 31, 2023	December 31, 2022
Offshore pipeline transportation	$2,580,032	$2,290,488
Soda and sulfur services	2,705,350	2,358,086
Marine Transportation	645,020	681,231
Onshore facilities and transportation	1,019,113	981,354
Other assets	69,263	54,833
Total consolidated assets	$7,018,778	$6,365,992
36

Reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin:

	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to Genesis Energy, L.P.	$117,720	$75,457	$(165,067)
Corporate general and administrative expenses	73,876	71,820	61,287
Depreciation, depletion, amortization and accretion	291,731	307,519	315,896
Interest expense	244,663	226,156	233,724
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	24,635	21,199	26,207
Other non-cash items(2)	13,488	(8,315)	30,907
Distributions from unrestricted subsidiaries not included in income(3)	—	32,000	70,000
Cancellation of debt income (Note 11)	—	(8,618)	—
Loss on extinguishment of debt (Note 11)	4,627	794	1,627
Differences in timing of cash receipts for certain contractual arrangements(4)	56,341	51,102	15,482
Gain on sale of asset, net to our ownership interest (Note 8)	—	(32,000)	—
Change in provision for leased items no longer in use	—	(671)	598
Income tax expense (benefit)	(19)	3,169	1,670
Redeemable noncontrolling interest redemption value adjustments(5)	—	30,443	25,398
Total Segment Margin	$827,062	$770,055	$617,729
(1)Includes distributions attributable to the period and received during or promptly following such period.
(2)2023 includes unrealized losses of $36.7 million from the valuation of our commodity derivative transactions (excluding fair value hedges). 2022 includes unrealized gains of $24.4 million from the valuation of our commodity derivative transactions (excluding fair value hedges) and unrealized losses of $18.6 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units. 2021 includes unrealized gains of $0.1 million from the valuation of our commodity derivative transactions (excluding fair value hedges) and unrealized losses of $30.8 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
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
(5)2022 includes PIK distributions and accretion on the redemption feature of our Alkali Holdings preferred units, and valuation adjustments to the redemption feature as the associated Alkali Holdings preferred units were redeemed during the year ended December 31, 2022. 2021 includes PIK distributions and accretion on the redemption feature attributable to our Alkali Holdings preferred units. Refer to Note 12 for additional information.
37

15. Transactions with Related Parties
Transactions with ANSAC prior to January 1, 2023 were considered transactions with a related party. As discussed in Note 4, on January 1, 2023, ANSAC became a wholly owned subsidiary of Genesis, and as such, the activity related to ANSAC is not included for the year ended December 31, 2023 in the table below.
Transactions with related parties were as follows:

	Year Ended December 31,
	2023	2022	2021
Revenues:
Revenues from services and fees to Poseidon Oil Pipeline Company, LLC(1)	$18,713	$14,606	$13,846
Revenues from product sales to ANSAC	—	418,232	280,935

Expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$660	$660	$660
Charges for products purchased from Poseidon Oil Pipeline Company, LLC(1)	9,124	1,057	965
Charges for services from ANSAC	—	9,891	1,213
(1)    We own a 64% interest in Poseidon Oil Pipeline Company, LLC.
Our CEO, Mr. Grant E. Sims, owns an aircraft which is used by us for business purposes in the course of operations. We pay Mr. Grant E. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. Based on current market rates for chartering of private aircraft under long-term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement reflect what we would expect to obtain in an arms-length transaction.
Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the years ended December 31, 2023, 2022 and 2021 include $10.0 million, $9.7 million and $9.4 million, respectively, of fees we earned through the provision of services under that agreement. At December 31, 2023, and 2022, Poseidon Oil Pipeline Company, LLC owed us $1.9 million and $2.4 million for services rendered, respectively.

16. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities:

	Year Ended December 31,
	2023	2022	2021
(Increase) decrease in:
Accounts receivable	$159,426	$(261,849)	$(75,165)
Inventories	(37,566)	2,087	20,370
Deferred charges	48,835	41,634	27,390
Other current assets	(2,110)	(6,971)	(1,190)
Increase (decrease) in:
Accounts payable	(135,289)	152,138	44,119
Accrued liabilities	(29,122)	(14,857)	14,520
Net changes in components of operating assets and liabilities	$4,174	$(87,818)	$30,044
Payments of interest and commitment fees were $276.2 million, $236.9 million and $202.0 million during the years ended December 31, 2023, 2022 and 2021, respectively. We capitalized interest of $43.2 million, $18.1 million and $4.4 million during the years ended December 31, 2023, 2022 and 2021, respectively.
During the years ended December 31, 2023, 2022 and 2021, we paid income taxes of $0.9 million, $1.0 million and $0.7 million, respectively.
38

At December 31, 2023, 2022 and 2021, we had incurred liabilities for fixed and intangible asset additions totaling $172.7 million, $93.5 million and $51.7 million, respectively, which had not been paid at the end of the year. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows. The increase in this amount is principally due to the increase in capital expenditures associated with our Granger Optimization Project (Note 12) and our offshore growth capital projects.
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
During 2023, we granted 74,106 phantom units with tandem DERs at a weighted average grant fair value of $10.26 per unit. During 2022, we granted 70,068 phantom units with tandem DERs at a weighted average grant date fair value of $9.92 per unit. During 2021, we granted 71,340 phantom units with tandem DERs at a weighted average grant date fair value of $8.83 per unit. The phantom units granted for 2023, 2022, and 2021 were made only to directors. Awards to management and other key employees during these periods were made under the 2018 LTIP plan and were not equity-based awards.
A summary of our phantom unit activity for our service-based awards to our directors is set forth below:

	Service-Based Awards
	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)
Unvested at December 31, 2020	165,662	$11.19	$1,853
Granted	71,340	8.83	630
Settled	(28,484)	9.05	(258)
Unvested at December 31, 2021	208,518	10.67	2,225
Granted	70,068	9.92	695
Settled	(58,454)	16.17	(945)
Unvested at December 31, 2022	220,132	8.97	1,975
Granted	74,106	10.26	760
Settled	(177,640)	7.46	(1,325)
Unvested at December 31, 2023	116,598	$12.09	$1,410
We recorded compensation expense of $1.2 million, $0.7 million, and $1.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, in “General and administrative expenses” on the Consolidated Statements of Operations. Our liability for these awards totaled $1.4 million and $2.1 million at December 31, 2023 and 2022, respectively, and is included within “Accrued liabilities” on the Consolidated Balance Sheets.
39

18. Major Customers and Credit Risk
Due to the nature of our onshore facilities and transportation operations, a disproportionate percentage of our trade receivables constitute obligations of refiners, large crude oil producers and integrated oil companies. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable in this operation (as well as in our offshore pipeline transportation, marine transportation, and sulfur services businesses) is comprised in large part of accounts owed by integrated and large independent energy companies with stable payment histories. The credit risk related to contracts which are exchange-traded is limited due to daily margin requirements of the exchange. In our Alkali Business, we typically contract with similar customers year over year domestically and internationally and deliver our products to a variety of end markets. A change in supply and/or demand could adversely affect our operating results.
We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset. Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that our established credit criteria are met.
During 2022 and 2021 our largest customer was ANSAC, which accounted for 15% and 13%, respectively, of total consolidated revenues. No single customer exceeded 10% of total consolidated revenues during 2023. As discussed in Note 4, on January 1, 2023, ANSAC became a wholly owned subsidiary of Genesis. Prior to January 1, 2023, a large portion of our soda ash production was sold to ANSAC and a disproportionate amount of our trade receivables and sales in our soda and sulfur services segment were related to ANSAC.
19. Derivatives
Crude Oil and Petroleum Products Hedges
We have exposure to commodity price changes related to our petroleum inventory and purchase commitments. We utilize derivative instruments (exchange-traded futures, options and swap contracts) to hedge our exposure to crude oil, fuel oil and other petroleum products. Our decision as to whether to designate derivative instruments as fair value hedges for accounting purposes relates to our expectations of the length of time we expect to have the commodity price exposure and our expectations as to whether the derivative contract will qualify as highly effective under accounting guidance in limiting our exposure to commodity price risk. We recognize any changes in the fair value of our derivative contracts as increases or decreases in “Onshore facilities and transportation product costs” in the Consolidated Statements of Operations. The recognition of changes in fair value of the derivative contracts not designated as hedges for accounting purposes can occur in reporting periods that do not coincide with the recognition of gain or loss on the actual transaction being hedged. Therefore, we will, on occasion, report gains or losses in one period that will be partially offset by gains or losses in a future period when the hedged transaction is completed.
We have designated certain crude oil futures contracts as hedges of crude oil inventory due to our expectation that these contracts will be highly effective in hedging our exposure to fluctuations in crude oil prices during the period that we expect to hold that inventory. We account for these derivative instruments as fair value hedges under the accounting guidance. Changes in the fair value of these derivative instruments designated as fair value hedges are used to offset related changes in the fair value of the hedged crude oil inventory. Any hedge ineffectiveness in these fair value hedges and any amounts excluded from effectiveness testing are recorded as a gain or loss within “Onshore facilities and transportation product costs” in the Consolidated Statements of Operations.
Natural Gas Hedges
Our Alkali Business relies on natural gas to generate heat and electricity for operations. We use a combination of commodity price swap contracts, futures, and option contracts to manage our exposure to fluctuations in natural gas prices. The swap contracts are used to fix the basis differential between NYMEX Henry Hub and NW Rocky Mountain posted prices. We do not designate these contracts as hedges for accounting purposes. We recognize any changes in fair value of natural gas derivative contracts as increases or decreases within “Soda and sulfur services operating costs” in the Consolidated Statements of Operations.
40

Forward Freight Hedges
ANSAC is exposed to fluctuations in freight rates for vessels used to transport soda ash to our international customers. We use exchange-traded or over-the-counter futures, swaps and options to hedge future freight rates for forecasted shipments. We do not designate these contracts as hedges for accounting purposes. We recognize any changes in fair value of forward freight contracts as increases or decreases within “Soda and sulfur services operating costs” in the Consolidated Statements of Operations.
Bunker Fuel Hedges
ANSAC is exposed to fluctuations in the price of bunker fuel consumed by vessels used to transport soda ash to our international customers. We use exchange-traded or over-the-counter futures, swaps and options to hedge bunker fuel prices for forecasted shipments. We do not designate these contracts as hedges for accounting purposes. We recognize any changes in fair value of bunker fuel contracts as increases or decreases within “Soda and sulfur services operating costs” in the Consolidated Statements of Operations.
Rail Fuel Surcharge Hedges
ANSAC enters into rail transport agreements that require us to pay rail fuel surcharges based on changes in the U.S. On-Highway Diesel Fuel Price published by the U.S. Department of Energy (“DOE”). We use exchange-traded or over-the-counter futures, swaps and options to hedge fluctuations in the fuel price. We do not designate these contracts as hedges for accounting purposes. We recognize any changes in fair value of bunker fuel contracts as increases or decreases within “Soda and sulfur services operating costs” in the Consolidated Statements of Operations.
Preferred Distribution Rate Reset Election
A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our Class A Convertible Preferred Units may make a Rate Reset Election to a cash amount per preferred unit equal to the amount that would be payable per quarter if a preferred unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of our Class A Convertible Preferred Units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Consolidated Balance Sheets. Corresponding changes in fair value are recognized in “Other expense, net” in our Consolidated Statement of Operations.
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

Balance Sheet Netting and Broker Margin Accounts
Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists. Accordingly, we also offset fair value amounts recorded for our exchange-traded derivative contracts against required margin funding in “Current Assets - Other” in our Consolidated Balance Sheets. Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange. Margin requirements are intended to mitigate a party’s exposure to market volatility and counterparty credit risk. On a daily basis, our account equity (consisting of the sum of our cash margin balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.
As of December 31, 2023, we had a net broker receivable of approximately $10.9 million (consisting of initial margin of $5.7 million increased by $5.2 million of variation margin).  As of December 31, 2022, we had a net broker receivable of approximately $4.0 million (consisting of initial margin of $3.8 million increased by $0.2 million of variation margin).  At December 31, 2023 and December 31, 2022, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
41

At December 31, 2023, we had the following outstanding derivative contracts that were entered into to economically hedge inventory, fixed price purchase commitments or forecasted purchases.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	234	29
Weighted average contract price per Bbl	$74.71	74.89
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	8	1
Weighted average contract price per Bbl	$74.89	$74.89
Natural gas swaps:
Contract volumes (10,000 MMBtu)	—	1,323
Weighted average price differential per MMBtu	$—	$0.56
Natural gas futures:
Contract volumes (10,000 MMBtu)	210	1,344
Weighted average contract price per MMBtu	$2.54	$3.58
Natural gas options:
Contract volumes (10,000 MMBtu)	6	3
Weighted average premium received/paid	$0.75	$0.02
Bunker fuel futures:
Contract volumes (metric tons "MT")	—	62,000
Weighted average price per MT	$—	$537.45
DOE diesel options:
Contract volumes (1,000 Gal)	—	2,750
Weighted average premium received/paid	$—	$0.33
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
42

The following table summarizes the accounting treatment and classification of our derivative instruments on our Consolidated Financial Statements.

Derivative Instrument	Hedged Risk	Impact of Unrealized Gains and Losses
		Consolidated Balance Sheets	Consolidated Statements of Operations
Designated as hedges under accounting guidance:
Crude oil futures contracts (fair value hedge)	Volatility in crude oil prices - effect on market value of inventory	Derivatives are recorded in “Current Assets - Other” (offset against margin deposits) and offsetting change in fair value of inventory is recorded in “Inventories”	Excess, if any, over effective portion of hedge is recorded in “Onshore facilities and transportation product costs”

Effective portion is offset in cost of sales against change in value of inventory being hedged
Not qualifying or not designated as hedges under accounting guidance:
Hedges consisting of crude oil, heating oil, fuel oil, bunker fuel, diesel fuel, petroleum products and natural gas futures, forward contracts, swaps and put and call options	Volatility in crude oil, natural gas, bunker fuel, diesel fuel and petroleum products prices - effect on market value of inventory, fixed price purchase commitments or forecasted purchases	Natural gas swap derivatives are recorded in “Current Assets - Accounts receivable - trade, net” or “Current liabilities - Accrued liabilities”

		Other derivatives are recorded in “Current Assets - Other” (offset against margin deposits)	Entire amount of change in fair value of derivative is recorded in “Onshore facilities and transportation costs - product costs” and “Soda and sulfur services operating costs”
Preferred Distribution Rate Reset Election	This instrument is not related to a specific risk, but is a part of a host contract with the issuance of our Class A Convertible Preferred Units	Derivative no longer existed as of December 31, 2022.	Entire amount of change in fair value of derivative is recorded in “Other expense, net”

43

The following tables reflect the estimated fair value position of our derivatives at December 31, 2023 and 2022:
Fair Value of Derivative Assets and Liabilities

		Fair Value
	Consolidated Balance Sheets Location	December 31, 2023	December 31, 2022
Asset Derivatives:
Natural Gas Swap (undesignated hedge)	Current Assets - Accounts receivable - trade, net	3,710	36,844
Commodity derivatives—futures and put and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$1,235	$1,238
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other(1)	(1,235)	(1,238)
Net amount of assets presented in the Consolidated Balance Sheets		$—	$—
Commodity derivatives—futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$716	$—
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other(1)	(716)	—
Net amount of assets presented in the Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Natural Gas Swap (undesignated hedge)	Current Liabilities - Accrued Liabilities	(5,536)	(4,692)
Commodity derivatives—futures and put and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(12,384)	$(11,061)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other(1)	12,384	5,217
Net amount of liabilities presented in the Consolidated Balance Sheets		$—	$(5,844)
Commodity derivatives—futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(120)	$—
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other(1)	120	—
Net amount of liabilities presented in the Consolidated Balance Sheets		$—	$—

(1)As noted above, our exchange-traded derivatives are transacted through brokerage accounts and subject to margin requirements. We offset fair value amounts recorded for our exchange-traded derivative contracts against required margin deposits recorded in our Consolidated Balance Sheets under “Current Assets - Other”.

44

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income (Loss)
		Year Ended December 31,
	Consolidated Statements of Operations Location	2023	2022	2021
Commodity derivatives—futures and options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$617	$1,403	$(7,634)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, soda and sulfur services operating costs	(21,372)	6,013	(8,891)
Total commodity derivatives		$(20,755)	$7,416	$(16,525)

Natural gas swaps	Soda and sulfur services operating costs	6,953	$31,904	$1,174

Preferred Distribution Rate Reset Election	Other expense, net	$—	$(18,584)	$(30,838)
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$1,951	$3,710	$—	$1,238	$36,844	$—
Liabilities	$(12,504)	$(5,536)	$—	$(11,061)	$(4,692)	$—
45

Rollforward of Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Balance as of December 31, 2020	$(52,372)
Net loss for the period including earnings	(30,838)
Balance as of December 31, 2021	(83,210)
Net loss for the period including earnings	(18,584)
Reclassification to Mezzanine Equity	101,794
Balance as of December 31, 2022	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at December 31, 2023 and 2022.
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
Nonfinancial Assets and Liabilities
We utilize fair value on a non-recurring basis to perform impairment tests as required on our property, plant and equipment, goodwill and intangible assets. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified in Level 3. See Note 4 for more information regarding the assets and liabilities acquired during 2023. Additionally, we use fair value to determine the inception value of our asset retirement obligations. The inputs used to determine such fair value are primarily based upon costs incurred historically for similar work, as well as estimates from independent third parties for costs that would be incurred to restore leased property to the contractually stipulated condition, and would generally be classified in Level 3.
Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At December 31, 2023 our senior unsecured notes had a carrying value of $3.1 billion and fair value of $3.2 billion, compared to a carrying value of $2.9 billion and fair value of $2.7 billion at December 31, 2022. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement. At December 31, 2023, our Alkali senior secured notes had a carrying value and fair value of $0.4 billion. The fair value of the Alkali senior secured notes is determined based on trade information in the financial market of securities with similar features and is considered a Level 2 fair value measurement.
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
46

The change in benefit obligations, plan assets and funded status along with amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2023	2022
Change in benefit obligation:
Benefit Obligation, beginning of year	$42,065	$55,934
Service Cost	3,119	5,181
Interest Cost	2,205	1,804
Actuarial Gain (Loss)	1,358	(19,557)
Benefits Paid	(1,449)	(1,297)
Benefit Obligation, end of year	47,298	42,065

Change in plan assets:
Fair Value of Plan Assets, beginning of year	30,073	35,288
Actual Return on Plan Assets	5,270	(6,363)
Employer Contributions	3,100	2,445
Benefits Paid	(1,449)	(1,297)
Fair Value of Plan assets, end of year	36,994	30,073
Funded Status at end of period	$(10,304)	$(11,992)
Amounts recognized in the Consolidated Balance Sheets:
Non-current assets	$—	$—
Current liabilities	—	—
Non-current Liabilities	(10,304)	(11,992)
Net Liability at end of year	$(10,304)	$(11,992)

Amounts recognized in accumulated other comprehensive income:
Prior Service Cost	4,215	4,702
Net actuarial gain	(12,196)	(10,816)
Amounts recognized in accumulated other comprehensive income:	$(7,981)	$(6,114)

47

Estimated Future Cash Flows
The following employer contributions and benefit payments, which reflect expected future service, are expected to be paid as follows:

Employer Contributions
Expected 2024 Contributions by Employer	$4,488
Future Expected Benefit Payments
2024	$1,436
2025	1,750
2026	1,898
2027	2,072
2028	2,220
2029-2033	13,166
Net Periodic Pension Costs
The components of net periodic pension costs for the Alkali benefit plan are as follows:

	December 31,
	2023	2022	2021
Service Cost	$3,119	$5,181	$6,020
Interest Cost	2,205	1,804	1,576
Expected Return on Assets	(2,099)	(1,959)	(1,831)
Amortization of Prior Service Cost	487	487	487
Actuarial Gain	(434)	—	—
Total Net Periodic Benefit Costs	$3,278	$5,513	$6,252
Significant Assumptions
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

Weighted average assumptions used to determine benefit obligation:	December 31, 2023	December 31, 2022
Discount Rate	5.16%	5.33%
Expected Long-term Rate of Return	6.69%	6.71%
Rate of Compensation Increase	N/A	N/A
The discount rate used to determine the net periodic cost at the beginning of the period was 5.33%.
48

Pension Plan Assets
We maintain target allocation percentages among various asset classes based on an investment policy established for the pension plan, which was last amended in November 2020. The target allocation is designed based on the strategic objectives, spending policy and risk tolerance of the plan. Pension plan asset allocations at December 31, 2023 by asset category are as follows:

December 31, 2023
	Target %	Minimum	Maximum
Equity securities	67%	58%	76%
Fixed Income	20%	11%	29%
Alternative Investments	11%	2%	20%
Cash and Equivalents	2%	—%	7%

A summary of total investments for our pension plan assets measured at fair value is presented as of December 31 for the periods below:

	2023				2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$5,212	$—	$—	$5,212	$4,592	$—	$—	$4,592
Equity securities	24,612	—	—	24,612	20,838	—	—	20,838
Fixed income and other securities	7,170	—	—	7,170	4,643	—	—	4,643
	$36,994	$—	$—	$36,994	$30,073	$—	$—	$30,073
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
A few of our operations are owned by wholly-owned corporate subsidiaries that are taxable as corporations. During 2023, we paid federal and state income taxes on these operations.
49

Our income tax expense (benefit) is as follows:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$211	$—	$—
State	836	815	690
Total current income tax expense	$1,047	$815	$690
Deferred:
Federal	$248	$1,814	$1,097
State	(1,314)	540	(117)
Total deferred income tax expense (benefit)	$(1,066)	$2,354	$980
Total income tax expense (benefit)	$(19)	$3,169	$1,670

Deferred income taxes relate to temporary differences based on tax laws and statutory rates that were enacted at the balance sheet date. Deferred tax assets and liabilities consist of the following:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$13,631	$15,313
Right of use liabilities	36,148	—
Other	4,823	2,333
Total long-term deferred tax asset	54,602	17,646
Valuation allowances	(3,802)	(3,471)
Total deferred tax assets	$50,800	$14,175
Deferred tax liabilities:
Long-term:
Fixed assets	$(2,408)	$(1,730)
Intangible assets	(29,635)	(27,033)
Right of use assets	(36,150)	—
Other	(117)	(2,064)
Total long-term liability	(68,310)	(30,827)
Total deferred tax liabilities	$(68,310)	$(30,827)
Total net deferred tax liability	$(17,510)	$(16,652)
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
50

The reconciliation between the partnership’s effective tax rate on income (loss) from operations and the statutory tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Income (loss) from operations before income taxes	$146,328	$132,304	$(136,362)
Partnership income (loss) not subject to federal income tax	(135,349)	(126,403)	140,092
Income subject to federal income taxes	$10,979	$5,901	$3,730
Tax expense at federal statutory rate	$2,306	$1,239	$783
State income taxes, net of federal tax	(467)	1,248	574
Return to provision, federal and state	(169)	44	(227)
Other	(2,077)	(18)	112
Valuation allowance	388	656	428
Income tax expense (benefit)	$(19)	$3,169	$1,670
Effective tax rate on income (loss) from operations before income taxes	(0.01)%	2.4%	(1.2)%

At December 31, 2023, 2022 and 2021, we had no uncertain tax positions.
51