Form 10-Q
period 2024-03-31
GENESIS ENERGY LP
filed 2024-05-02
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,424,321 Class A Common Units and 39,997 Class B Common Units outstanding as of May 1, 2024.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,047	$9,234
Restricted cash	27,804	18,804
Accounts receivable - trade, net	668,744	759,547
Inventories	126,645	135,231
Other	49,612	41,234
Total current assets	879,852	964,050
FIXED ASSETS, at cost	6,581,652	6,500,897
Less: Accumulated depreciation	(2,034,076)	(1,972,596)
Net fixed assets	4,547,576	4,528,301
MINERAL LEASEHOLDS, net of accumulated depletion	539,374	540,520
EQUITY INVESTEES	257,021	263,829
INTANGIBLE ASSETS, net of amortization	141,617	141,537
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	238,513	240,341
OTHER ASSETS, net of amortization	39,346	38,241
TOTAL ASSETS	$6,945,258	$7,018,778
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$473,263	$588,924
Accrued liabilities	361,818	378,523
Total current liabilities	835,081	967,447
SENIOR SECURED CREDIT FACILITY	383,200	298,300
SENIOR UNSECURED NOTES, net of debt issuance costs, discount and premium	3,064,971	3,062,955
ALKALI SENIOR SECURED NOTES, net of debt issuance costs and discount	388,451	391,592
DEFERRED TAX LIABILITIES	18,019	17,510
OTHER LONG-TERM LIABILITIES	567,094	570,197
Total liabilities	5,256,816	5,308,001

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 23,111,918 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	813,589	813,589
PARTNERS’ CAPITAL:
Common unitholders, 122,464,318 units issued and outstanding at March 31, 2024 and December 31, 2023, respectively	490,787	519,698
Accumulated other comprehensive income	8,120	8,040
Noncontrolling interests	375,946	369,450
Total partners’ capital	874,853	897,188
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$6,945,258	$7,018,778
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended March 31,
	2024	2023
REVENUES:
Offshore pipeline transportation	$101,990	$91,395
Soda and sulfur services	400,948	444,648
Marine transportation	83,574	83,226
Onshore facilities and transportation	183,593	171,343
Total revenues	770,105	790,612
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	27,818	23,125
Soda and sulfur services operating costs	351,366	406,222
Marine transportation operating costs	52,408	57,736
Onshore facilities and transportation product costs	160,388	149,056
Onshore facilities and transportation operating costs	17,287	17,380
General and administrative	15,009	14,552
Depreciation, depletion and amortization	73,771	73,160
Total costs and expenses	698,047	741,231
OPERATING INCOME	72,058	49,381
Equity in earnings of equity investees	16,441	17,553
Interest expense, net	(68,734)	(60,854)
Other expense	—	(1,808)
Income from operations before income taxes	19,765	4,272
Income tax expense	(809)	(884)
NET INCOME	18,956	3,388
Net income attributable to noncontrolling interests	(7,603)	(5,032)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$11,353	$(1,644)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(21,894)	(24,002)
NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS	$(10,541)	$(25,646)
NET LOSS PER COMMON UNIT (Note 12):
Basic and Diluted	$(0.09)	$(0.21)
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,464	122,579
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$18,956	$3,388
Other comprehensive income:
Decrease in benefit plan liability	80	122
Total Comprehensive income	19,036	3,510
Comprehensive income attributable to noncontrolling interests	(7,603)	(5,032)
Comprehensive income attributable to Genesis Energy, L.P.	$11,433	$(1,522)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, December 31, 2023	122,464	$519,698	$369,450	$8,040	$897,188
Net income	—	11,353	7,603	—	18,956
Cash distributions to partners	—	(18,370)	—	—	(18,370)
Cash distributions to noncontrolling interests	—	—	(10,107)	—	(10,107)
Cash contributions from noncontrolling interests	—	—	9,000	—	9,000
Other comprehensive income	—	—	—	80	80
Distributions to Class A Convertible Preferred unitholders	—	(21,894)	—	—	(21,894)
Partners’ capital, March 31, 2024	122,464	$490,787	$375,946	$8,120	$874,853

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, December 31, 2022	122,579	$567,277	$310,162	$6,114	$883,553
Net income (loss)	—	(1,644)	5,032	—	3,388
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash distributions to noncontrolling interests	—	—	(15,005)	—	(15,005)
Cash contributions from noncontrolling interests	—	—	19,080	—	19,080
Other comprehensive income	—	—	—	122	122
Distributions to Class A Convertible Preferred unitholders	—	(24,002)	—	—	(24,002)
Partners’ capital, March 31, 2023	122,579	$523,244	$319,269	$6,236	$848,749
`
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,956	$3,388
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	73,771	73,160
Amortization and write-off of debt issuance costs, premium and discount	2,884	3,534
Equity in earnings of investments in equity investees	(16,441)	(17,553)
Cash distributions of earnings of equity investees	15,569	17,328
Non-cash effect of long-term incentive compensation plans	4,315	4,630
Deferred and other tax liabilities	509	420
Unrealized losses (gains) on derivative transactions	(5,081)	27,127
Other, net	2,966	3,271
Net changes in components of operating assets and liabilities (Note 15)	28,473	(17,648)
Net cash provided by operating activities	125,921	97,657
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(174,173)	(131,625)
Cash distributions received from equity investees - return of investment	7,546	6,601
Investments in equity investees	(285)	(1,190)
Proceeds from asset sales	204	22
Other, net	—	4,332
Net cash used in investing activities	(166,708)	(121,860)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	364,300	269,376
Repayments on senior secured credit facility	(279,400)	(350,376)
Proceeds from issuance of 2030 Notes (Note 10)	—	500,000
Repayment of senior unsecured notes (Note 10)	—	(341,135)
Repayment of Alkali senior secured notes (Note 10)	(2,976)	—
Debt issuance costs	(1,082)	(12,944)
Contributions from noncontrolling interests	9,000	19,080
Distributions to noncontrolling interests	(10,107)	(15,005)
Distributions to common unitholders	(18,370)	(18,387)
Distributions to Class A Convertible Preferred unitholders	(21,894)	(24,002)
Other, net	8,129	7,835
Net cash provided by financing activities	47,600	34,442
Net increase in cash, cash equivalents and restricted cash	6,813	10,239
Cash, cash equivalents and restricted cash at beginning of period	28,038	26,567
Cash, cash equivalents and restricted cash at end of period	$34,851	$36,806
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
•Marine transportation to provide waterborne transportation of petroleum products (primarily fuel oil, asphalt and other heavy refined products) and crude oil throughout North America; and
•Onshore facilities and transportation, which includes terminaling, blending, storing, marketing, and transporting crude oil and petroleum products.
Basis of Presentation and Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries.
Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (our “Annual Report”).
Except per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
2. Recent Accounting Developments
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which is intended to enhance the transparency and usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhances the disclosures required for operating segments in our annual and interim Consolidated Financial Statements. ASU 2023-07 is effective retrospectively for fiscal years beginning after December

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31, 2024
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$101,990	$—	$83,574	$15,293	$200,857
Product Sales	—	378,061	—	168,300	546,361
Refinery Services	—	22,887	—	—	22,887
	$101,990	$400,948	$83,574	$183,593	$770,105

	Three Months Ended March 31, 2023
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$91,395	$—	$83,226	$14,184	$188,805
Product Sales	—	422,824	—	157,159	579,983
Refinery Services	—	21,824	—	—	21,824
	$91,395	$444,648	$83,226	$171,343	$790,612
The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time for delivery of products.
Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at December 31, 2023 and March 31, 2024:

	Contract Assets	Contract Liabilities
	Other Assets, net of amortization	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2023	$859	$11,460	$112,734
Balance at March 31, 2024	1,288	20,920	110,719

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the aggregate amount of our transaction prices that are allocated to unsatisfied performance obligations as of March 31, 2024. However, we are permitted to utilize the following exemptions:
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

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2024	$92,864	$19,325
2025	136,326	25,853
2026	110,428	26,170
2027	66,828	14,026
2028	45,453	10,000
Thereafter	124,184	2,500
Total	$576,083	$97,874
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

The allocation of the purchase price, as presented within our Condensed Consolidated Balance Sheet as of December 31, 2023, is summarized as follows:

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
We have reflected the financial results of ANSAC within our soda and sulfur services segment from the date of acquisition, January 1, 2023. The following financial information was prepared from our historical financial statements that have been adjusted to give the effect of the consolidation of ANSAC, and was was prepared using financial data of ANSAC. Net loss attributable to common unitholders includes the effects of distributions attributable to our Class A Convertible Preferred Units. The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method.

Three Months Ended March 31, 2023
Consolidated financial operating results:
Revenues	$790,612
Net Loss Attributable to Genesis Energy, L.P.	(1,644)
Net Loss Attributable to Common Unitholders	(25,646)
Basic and diluted loss per common unit:
As reported net loss per common unit	$(0.21)
Pro forma net loss per common unit	$(0.21)

5. Lease Accounting
Lessee Arrangements
We lease a variety of transportation equipment (primarily railcars and vessels), terminals, land and facilities, and office space and equipment. Lease terms vary and can range from short term (not greater than 12 months) to long term (greater than 12 months). Certain of our leases contain options to extend the life of the lease at our sole discretion and we considered these options when determining the lease terms used to derive our right of use assets and associated lease liabilities. Leases with a term of 12 months or fewer are not recorded on our Unaudited Condensed Consolidated Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term.

Our “Right of Use Assets, net” balance includes our unamortized initial direct costs associated with certain of our transportation equipment, office space and equipment, and facilities and equipment leases. Additionally, it includes our unamortized prepaid rents and our deferred rents. Current and non-current lease liabilities are recorded within “Accrued liabilities” and “Other long-term liabilities,” respectively, on our Unaudited Condensed Consolidated Balance Sheets.
Lessor Arrangements
We have certain contracts discussed below in which we act as a lessor. We also, from time to time, sublease certain of our transportation and facilities equipment to third parties.
Operating Leases
During the three months ended March 31, 2024 and 2023, we acted as a lessor in a revenue contract associated with our 330,000 barrel-capacity ocean gong tanker, the M/T American Phoenix, included in our marine transportation segment. Our lease revenues for this arrangement were $6.8 million and $5.8 million for the three months ended March 31, 2024 and 2023, respectively.
The M/T American Phoenix is under contract through mid-2027. For the remainder of 2024, 2025, 2026, and through the expiration of the contract in 2027, we expect to receive undiscounted cash flows from lease payments of $21.5 million, $29.6 million, $30.7 million and $15.2 million, respectively. Our agreements generally contain clauses that may limit the use of the asset or require certain actions be taken by the lessee to maintain the asset for future performance.
6. Inventories
The major components of inventories were as follows:

	March 31, 2024	December 31, 2023
Crude oil	30,078	22,320
Caustic soda	8,202	9,150
NaHS	15,850	17,605
Raw materials - Alkali Business	8,075	8,355
Work-in-process - Alkali Business	5,717	11,404
Finished goods, net - Alkali Business	40,054	48,706
Materials and supplies, net - Alkali Business	18,669	17,691
Total	$126,645	$135,231
Inventories are valued at the lower of cost or net realizable value. As of March 31, 2024 , the net realizable value of our inventories was greater than the respective cost. At December 31, 2023, the net realizable value of our inventories was less than the respective cost by $0.2 million, which triggered a reduction of the value of inventory in our Consolidated Financial Statements by this amount.
Materials and supplies include chemicals, maintenance supplies and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.

7. Fixed Assets, Mineral Leaseholds and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	March 31, 2024	December 31, 2023
Crude oil and natural gas pipelines and related assets	$2,950,573	$2,945,215
Alkali facilities, machinery and equipment	1,150,287	1,147,291
Onshore facilities, machinery and equipment	288,704	271,271
Transportation equipment	26,673	24,913
Marine vessels	1,023,993	1,021,080
Land, buildings and improvements	294,852	293,733
Office equipment, furniture and fixtures	25,227	25,029
Construction in progress(1)	792,032	731,197
Other	29,311	41,168
Fixed assets, at cost	6,581,652	6,500,897
Less: Accumulated depreciation	(2,034,076)	(1,972,596)
Net fixed assets	$4,547,576	$4,528,301
(1)Construction in progress primarily relates to our ongoing offshore growth capital projects, which are expected to be completed in 2024 and 2025, and represents 100% of the costs incurred, including those funded by our noncontrolling interest holder.
Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	March 31, 2024	December 31, 2023
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(26,645)	(25,499)
Mineral leaseholds, net of accumulated depletion	$539,374	$540,520

Our depreciation and depletion expense for the periods presented were as follows:

	Three Months Ended March 31,
	2024	2023
Depreciation expense	$69,685	$69,573
Depletion expense	1,146	881
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2023:

ARO liability balance, December 31, 2023	$243,708
Accretion expense	2,777
Settlements	(60)
ARO liability balance, March 31, 2024	$246,425
At March 31, 2024 and December 31, 2023, $26.1 million is included as current in “Accrued liabilities” on our Unaudited Condensed Consolidated Balance Sheets. The remainder of the ARO liability as of March 31, 2024 and December 31, 2023 is included in “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheets.

Certain of our unconsolidated affiliates have AROs recorded at March 31, 2024 and December 31, 2023 relating to contractual agreements and regulatory requirements. In addition, certain entities that we consolidate have non-controlling interest owners that are responsible for their representative share of future costs of the related ARO liability. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
8. Equity Investees
We account for our ownership in certain of our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At March 31, 2024 and December 31, 2023, the unamortized excess cost amounts totaled $287.8 million and $291.4 million, respectively. We amortize the differences in carrying value as changes in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended March 31,
	2024	2023
Genesis’ share of operating earnings	$20,007	$21,119
Amortization of differences attributable to Genesis’ carrying value of equity investments	(3,566)	(3,566)
Equity in earnings of equity investees	$16,441	$17,553
Distributions received(1)	$23,249	$23,834
(1) Distributions attributable to the respective period and received within 15 days subsequent to the respective period end.
Poseidon’s Revolving Credit Facility
Poseidon Oil Pipeline Company, LLC (“Poseidon”) has a revolving credit facility, which was amended and restated on June 1, 2023 (the “June 2023 credit facility”). Borrowings under Poseidon’s revolving credit facility are primarily used to fund spending on capital projects. The June 2023 credit facility, which matures on June 1, 2027, is non-recourse to Poseidon’s owners and secured by its assets. The June 2023 credit facility contains customary covenants such as restrictions on debt levels, liens, guarantees, mergers, sale of assets and distributions to owners. A breach of any of these covenants could result in acceleration of the maturity date of Poseidon’s debt. Poseidon was in compliance with the terms of its credit agreement for all periods presented in these Unaudited Condensed Consolidated Financial Statements.
9. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Offshore pipeline contract intangibles	158,101	72,116	85,985	158,101	70,036	88,065
Other	73,888	18,256	55,632	70,974	17,502	53,472
Total	$231,989	$90,372	$141,617	$229,075	$87,538	$141,537

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended March 31,
	2024	2023
Amortization of intangible assets	$2,834	$2,705

We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2024	$11,315
	2025	14,856
	2026	14,544
	2027	14,097
	2028	13,848
10. Debt
Our obligations under debt arrangements consisted of the following:

	March 31, 2024			December 31, 2023
	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value
Senior secured credit facility(1)	$383,200	$—	$383,200	$298,300	$—	$298,300
6.250% senior unsecured notes due 2026	339,310	1,562	337,748	339,310	1,746	337,564
8.000% senior unsecured notes due 2027	981,245	3,215	978,030	981,245	3,549	977,696
7.750% senior unsecured notes due 2028	679,360	5,747	673,613	679,360	6,121	673,239
8.250% senior unsecured notes due 2029	600,000	16,410	583,590	600,000	17,202	582,798
8.875% senior unsecured notes due 2030	500,000	8,010	491,990	500,000	8,342	491,658
5.875% Alkali senior secured notes due 2042(2)	422,024	21,593	400,431	425,000	21,791	403,209
Total long-term debt	$3,905,139	$56,537	$3,848,602	$3,823,215	$58,751	$3,764,464
(1)Unamortized debt issuance costs associated with our senior secured credit facility (included in “Other Assets, net of amortization” on the Unaudited Condensed Consolidated Balance Sheets), were $5.0 million and $5.7 million as of March 31, 2024 and December 31, 2023, respectively.
(2)As of March 31, 2024 and December 31, 2023, $12.0 million and $11.6 million, respectively, of the principal balance is considered current and included within “Accrued liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
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
At March 31, 2024, the key terms for rates under our senior secured credit facility (which are dependent on our leverage ratio as defined in the credit agreement) are as follows:
•The interest rate on borrowings may be based on an alternate base rate or Term Secured Overnight Financing Rate (“SOFR”), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our credit agreement) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. The Adjusted Term SOFR is equal to the sum of (a) the Term SOFR rate (as defined in our credit agreement) for such period plus (b) the Term SOFR Adjustment of 0.1% plus (c) the applicable margin. The applicable margin varies from 2.25% to 3.50% on Term SOFR borrowings and from 1.25% to 2.50% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At March 31, 2024, the applicable margins on our borrowings were 1.75% for alternate base rate borrowings and 2.75% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fee rates range from 2.25% to 3.50% based on our leverage ratio as computed under the credit agreement and can fluctuate quarterly. At March 31, 2024, our letter of credit rate was 2.75%.

•We pay a commitment fee on the unused portion of the senior secured revolving credit facility. The commitment fee rates on the unused committed amount will range from 0.30% to 0.50% per annum depending on our leverage ratio. At March 31, 2024, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the senior secured credit facility by an additional $200 million, subject to lender consent and certain other customary conditions.
At March 31, 2024, we had $383.2 million borrowed under our senior secured credit facility, with $23.9 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $4.5 million was outstanding at March 31, 2024. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings, periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our senior secured credit facility at March 31, 2024 was $462.3 million, subject to compliance with covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Alkali Senior Secured Notes Issuance and Related Transactions
On May 17, 2022, Genesis Energy, L.P., through its newly created wholly-owned unrestricted subsidiary, GA ORRI, LLC (“GA ORRI”), issued $425 million principal amount of our 5.875% senior secured notes due 2042 (the “Alkali senior secured notes”) to certain institutional investors (the “Notes Offering”), secured by GA ORRI’s fifty-year limited term 10% overriding royalty interest in substantially all of the Alkali Business’ trona mineral leases (the “ORRI Interests”). The issuance generated net proceeds of $408 million, net of the issuance discount of $17 million. Interest payments are due on the last day of each quarter. The agreement governing the Alkali senior secured notes also requires principal repayments on the last day of each quarter commencing with the quarter ended March 31, 2024, in which we made a principal repayment of $3.0 million. As of March 31, 2024, principal repayments totaling $70.5 million are due within the next five years, with the remaining quarterly principal repayments due thereafter through March 31, 2042. As of March 31, 2024, $12.0 million of the principal balance is considered current and included within “Accrued liabilities” on the Unaudited Condensed Consolidated Balance Sheet. We are required to maintain a certain level of cash in a liquidity reserve account (owned by GA ORRI) to be held as collateral for future interest and principal payments as calculated and described in the agreement governing the Alkali senior secured notes. As of March 31, 2024, our liquidity reserve account had a balance of $18.8 million, which is classified as “Restricted cash” on the Unaudited Condensed Consolidated Balance Sheet.
Senior Unsecured Note Transactions
On January 25, 2023, we issued $500.0 million in aggregate principal amount of 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”). Interest payments are due April 15 and October 15 of each year with the initial interest payment due on October 15, 2023. The net proceeds were used to purchase $316.3 million of our existing 2024 Notes, including the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended January 24, 2023. The remaining proceeds at that time were used to repay a portion of the borrowings outstanding under our senior secured credit facility and for general partnership purposes. On January 26, 2023, we issued a notice of redemption for the remaining principal of $24.8 million of our 2024 Notes and discharged the indebtedness with respect to the 2024 Notes on February 14, 2023. We incurred a loss of $1.8 million on the tender and redemption of the 2024 Notes, inclusive of our transactions costs and write-off of the related unamortized debt issuance costs, which is recorded as “Other expense” in our Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2023.
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
11. Partners’ Capital, Mezzanine Capital and Distributions
At March 31, 2024, our outstanding common units consisted of 122,424,321 Class A Common Units and 39,997 Class B Common Units. The Class A Common Units are traditional common units in us. The Class B Common Units are identical to the Class A Common Units and, accordingly, have voting and distribution rights equivalent to those of the Class A Common Units, and, in addition, the Class B Common Units have the right to elect all of our board of directors and are convertible into

Class A Common Units under certain circumstances, subject to certain exceptions. At March 31, 2024, we had 23,111,918 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
In an effort to return capital to our investors, we announced a common equity repurchase program (the “Repurchase Program”) on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program will be reviewed no later than December 31, 2024 and may be suspended or discontinued at any time prior thereto. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be canceled. During 2023, we repurchased and cancelled a total of 114,900 Class A Common Units at an average price of approximately $9.09 per unit for a total purchase price of $1.0 million, including commissions. We did not repurchase any Class A Common Units during the three months ended March 31, 2024.
Distributions
We paid, or will pay, the following cash distributions to our common unitholders in 2023 and 2024:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2023
1st Quarter	May 15, 2023	$0.15	$18,387
2nd Quarter	August 14, 2023	$0.15	$18,387
3rd Quarter	November 14, 2023	$0.15	$18,370
4th Quarter	February 14, 2024	$0.15	$18,370
2024
1st Quarter(1)	May 15, 2024	$0.15	$18,370
(1)This distribution was declared in April 2024 and will be paid to unitholders of record as of April 30, 2024.

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
Net Income (Loss) Attributable to Genesis Energy, L.P. is adjusted for distributions attributable to the Class A Convertible Preferred Units that accumulate in the period. Net Income (Loss) Attributable to Genesis Energy, L.P. was reduced by $21.9 million and $24.0 million for the three months ending March 31, 2024 and 2023, respectively, due to Class A Convertible Preferred Unit distributions paid in the period (Class A Convertible Preferred Unit distributions are summarized in the table below).
As of March 31, 2024, we will not be required to further adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would become redeemable. Once redemption becomes probable, we would adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date redemption first becomes probable and the date the units can first be redeemed.

We paid, or will pay, by the dates noted below, the following cash distributions to our Class A Convertible Preferred unitholders in 2023 and 2024:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2023
1st Quarter	May 15, 2023	$0.9473	$24,002
2nd Quarter	August 14, 2023	$0.9473	$23,314
3rd Quarter	November 14, 2023	$0.9473	$22,612
4th Quarter	February 14, 2024	$0.9473	$21,894
2024
1st Quarter(1)	May 15, 2024	$0.9473	$21,894
(1)This distribution was declared in April 2024 and will be paid to unitholders of record as of April 30, 2024
Noncontrolling Interests
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
In the first quarter of 2024 we received a $9.0 million contribution from our noncontrolling interest holder of CHOPS, of which we are required to use for completing the ongoing offshore growth capital project related to CHOPS. As of March 31, 2024, this amount is included within “Restricted cash” on the Unaudited Condensed Consolidated Balance Sheet and is expected to be spent on the associated project in the second quarter of 2024.
12. Net Income (Loss) Per Common Unit
Basic net income (loss) per common unit is computed by dividing net income (loss) attributable to Genesis Energy, L.P., after considering distributions attributable to our Class A preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income (loss) per common unit calculation for the period being presented. The numerator is adjusted for distributions declared in the period, undeclared distributions that accumulated during the period, and any returns that accumulated in the period. For the three months ended March 31, 2024 and 2023, the effect of the assumed conversion of all the outstanding Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table reconciles net income (loss) attributable to Genesis Energy, L.P. and weighted average units used in computing basic and diluted net loss per common unit (in thousands):

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to Genesis Energy, L.P.	$11,353	$(1,644)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(21,894)	(24,002)
Net loss attributable to common unitholders	$(10,541)	$(25,646)

Weighted average outstanding units	122,464	122,579

Basic and diluted net loss per common unit	$(0.09)	$(0.21)

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
•Marine transportation to provide waterborne transportation of petroleum products (primarily fuel oil, asphalt and other heavy refined products) and crude oil throughout North America; and
•Onshore facilities and transportation, which includes terminaling, blending, storing, marketing, and transporting crude oil and petroleum products.
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
Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Total
Three Months Ended March 31, 2024
Segment Margin(1)	$97,806	$45,382	$31,363	$6,547	$181,098
Capital expenditures(2)	$63,626	$18,600	$12,310	$6,521	$101,057
Revenues:
External customers	$101,990	$402,954	$83,574	$181,587	$770,105
Intersegment(3)	—	(2,006)	—	2,006	—
Total revenues of reportable segments	$101,990	$400,948	$83,574	$183,593	$770,105
Three Months Ended March 31, 2023
Segment Margin(1)	$97,938	$66,107	$25,694	$5,390	$195,129
Capital expenditures(2)	$52,053	$19,985	$9,057	$1,930	$83,025
Revenues:
External customers	$91,395	$446,906	$83,226	$169,085	$790,612
Intersegment(3)	—	(2,258)	—	2,258	—
Total revenues of reportable segments	$91,395	$444,648	$83,226	$171,343	$790,612
(1)A reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin for the periods is presented below.
(2)Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as contributions to equity investees, if any.
(3)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.

Total assets by reportable segment were as follows:

	March 31, 2024	December 31, 2023
Offshore pipeline transportation	$2,626,821	$2,580,032
Soda and sulfur services	2,637,632	2,705,350
Marine transportation	640,032	645,020
Onshore facilities and transportation	963,604	1,019,113
Other assets	77,169	69,263
Total consolidated assets	$6,945,258	$7,018,778
Reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin:

	Three Months Ended March 31,
	2024	2023
Net income (loss) attributable to Genesis Energy, L.P.	$11,353	$(1,644)
Corporate general and administrative expenses	16,049	15,764
Depreciation, depletion, amortization and accretion	76,543	75,935
Interest expense, net	68,734	60,854
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	6,808	6,281
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	(5,081)	27,132
Other non-cash items	(2,189)	(2,461)
Loss on extinguishment of debt(2)	—	1,809
Differences in timing of cash receipts for certain contractual arrangements(3)	8,072	10,575
Income tax expense	809	884
Total Segment Margin	$181,098	$195,129
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The 2023 Quarter includes the transaction costs associated with the tender and redemption of our 2024 Notes, as well as the write-off of the unamortized issuance costs associated with these notes.
(3)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
14. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended March 31,
	2024	2023
Revenues:
Revenues from services and fees to Poseidon(1)	$4,983	$3,592
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165
Charges for products purchased from Poseidon(1)	286	282
(1)We own a 64% interest in Poseidon.
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

Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the three months ended March 31, 2024 and 2023 include $2.6 million and $2.5 million, respectively, of fees we earned through the provision of services under that agreement. At March 31, 2024 and December 31, 2023, Poseidon owed us $1.9 million for services rendered.
15. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Three Months Ended March 31,
	2024	2023
(Increase) decrease in:
Accounts receivable	$92,696	$180,813
Inventories	20,443	(23,663)
Deferred charges	6,503	11,461
Other current assets	(4,929)	(11,365)
Increase (decrease) in:
Accounts payable	(74,093)	(126,440)
Accrued liabilities	(12,147)	(48,454)
Net changes in components of operating assets and liabilities	$28,473	$(17,648)
Payments of interest and commitment fees were $79.7 million and $79.0 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
We capitalized interest of $11.3 million and $8.5 million during the three months ended March 31, 2024 and March 31, 2023, respectively.
At March 31, 2024 and March 31, 2023, we had incurred liabilities for fixed and intangible asset additions totaling $102.2 million and $46.4 million, respectively, that had not been paid at the end of the quarter. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows. The amounts as of March 31, 2024 primarily relate to the capital expenditures associated with our offshore growth capital projects and our Granger Optimization Project.
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
As of March 31, 2024, we had a net broker receivable of approximately $15.0 million (consisting of initial margin of $5.7 million increased by $9.3 million variation margin). As of December 31, 2023, we had a net broker receivable of approximately $10.9 million (consisting of initial margin of $5.7 million increased by $5.2 million of variation margin).  At March 31, 2024 and December 31, 2023, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
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

Outstanding Derivatives
At March 31, 2024, we had the following outstanding derivative contracts that were entered into to economically hedge inventory, fixed price purchase commitments or forecasted purchases.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	437	175
Weighted average contract price per Bbl	$78.74	$80.03

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	149	104
Weighted average contract price per Bbl	$79.99	$80.82
Natural gas swaps:
Contract volumes (10,000 MMBtu)	—	1,074
Weighted average price differential per MMBtu	$—	$0.54
Natural gas futures:
Contract volumes (10,000 MMBtu)	114	1,184
Weighted average contract price per MMBtu	$1.77	$3.47
Natural gas options:
Contract volumes (10,000 MMBtu)	17	—
Weighted average premium received/paid	$0.31	$—
Bunker fuel futures:
Contract volumes (metric tons “MT”)	—	54,500
Weighted average price per MT	$—	$538.17
Bunker fuel swaps:
Contract volumes (metric tons “MT”)	—	4,500
Weighted average price per MT	$—	$547.22
DOE diesel options:
Contract volumes (1,000 Gal)	—	2,750
Weighted average premium received/paid	$—	$0.35

Fair Value of Derivative Assets and Liabilities
The following tables reflect the estimated fair value position of our derivatives at March 31, 2024 and December 31, 2023:

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		March 31, 2024	December 31, 2023
Asset Derivatives:
Natural Gas Swap (undesignated hedge)	Current Assets - Accounts receivable - trade, net	$4,957	$3,710
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$4,073	$1,235
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(4,073)	(1,235)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$529	$716
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(529)	(716)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Natural Gas Swap (undesignated hedge)	Current Liabilities -Accrued liabilities	$(5,152)	$(5,536)
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(11,762)	$(12,384)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	11,762	12,384
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(1,856)	$(120)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	1,856	120
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
(1)As noted above, our exchange-traded derivatives are transacted through brokerage accounts and subject to margin requirements. We offset fair value amounts recorded for our exchange-traded derivative contracts against required margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under “Current Assets - Other”.

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended March 31,
		2024	2023
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$(2,918)	$967
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, Soda and sulfur services operating costs	888	(10,153)
Total commodity derivatives		$(2,030)	$(9,186)

Natural Gas Swap	Soda and sulfur services operating costs	$3,010	$14,085
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

	March 31, 2024			December 31, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$4,602	$4,957	$—	$1,951	$3,710	$—
Liabilities	$(13,618)	$(5,152)	$—	$(12,504)	$(5,536)	$—
Our commodity and fuel derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at March 31, 2024.
See Note 16 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At March 31, 2024 and December 31, 2023, our senior unsecured notes had a carrying value of approximately $3.1 billion and a fair value of approximately $3.2 billion. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement. At March 31, 2024 and December 31, 2023, our Alkali senior secured notes had a carrying value and fair value of approximately $0.4 billion. The fair value of the

Alkali senior secured notes is determined based on trade information in the financial market of securities with similar features and is considered a Level 2 fair value measurement.
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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Forward Looking Statements
Overview
We reported Net Income Attributable to Genesis Energy, L.P. of $11.4 million during the three months ended March 31, 2024 (the “2024 Quarter”) compared to Net Loss Attributable to Genesis Energy, L.P. of $1.6 million during the three months ended March 31, 2023 (the “2023 Quarter”).
Net Income Attributable to Genesis Energy, L.P. in the 2024 Quarter was primarily impacted by $5.1 million in unrealized gains associated with the valuation of our commodity derivative transactions compared to unrealized losses of $27.1 million during the 2023 Quarter associated with the valuation of our commodity derivative transactions. This increase in net income was partially offset by a decrease in Segment Margin of $14.0 million (see “Results of Operations” below for additional details on the results of our operating segments), and an increase in interest expense, net of $7.9 million during the 2024 Quarter (see “Results of Operations” below for additional details).
Cash flow from operating activities was $125.9 million for the 2024 Quarter compared to $97.7 million for the 2023 Quarter. The increase in cash flow from operating activities is primarily attributable to positive changes in working capital during the 2024 Quarter, which was offset partially by a decrease in our reported Segment Margin (as discussed further below).
Available Cash before Reserves (as defined below in “Non-GAAP Financial Measures”) to our common unitholders was $54.0 million for the 2024 Quarter, a decrease of $23.6 million, or 30%, from the 2023 Quarter primarily as a result of: (i) a decrease in Segment Margin of $14.0 million , which is discussed in more detail below; (ii) an increase in interest expense of $7.9 million (see “Results of Operations” below for additional details); and (iii) an increase in maintenance capital utilized of $2.0 million.
Segment Margin (as defined below in “Non-GAAP Financial Measures”) was $181.1 million for the 2024 Quarter, a decrease of $14.0 million, or 7%, from the 2023 Quarter. A more detailed discussion of our segment results and other costs are included below in “Results of Operations”. See “Non-GAAP Financial Measures” below for additional information on Segment Margin.
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
In April 2024, we declared our quarterly distribution to our common unitholders of $0.15 per unit related to the 2024 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable May 15, 2024 to unitholders of record at the close of business on April 30, 2024.
International Conflicts and Market Update
Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable, but are inherently uncertain. The uncertainties underlying our assumptions could cause our estimates to differ significantly from actual results, including with respect to the duration and severity of the lasting impacts of international conflicts and the result of any economic recession or depression that has occurred or may occur in the future as a result of or as it relates to changes in governmental policies aimed at addressing inflation, which could cause fluctuations in global economic conditions, including capital and credit markets. We will continue to monitor the current market environment and to the extent conditions deteriorate, we may identify triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in impairment charges that could be material to our results of operations.
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

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2024 Quarter decreased $20.5 million, or 3%, from the 2023 Quarter and our total costs and expenses decreased $43.2 million, or 6%, between the two periods with an overall net increase to operating income of $22.7 million as presented on the Unaudited Condensed Consolidated Statements of Operations. The increase in our operating income during the 2024 Quarter is primarily due to $5.1 million in unrealized gains associated with the valuation of our commodity derivative transactions compared to unrealized losses of $27.1 million during the 2023 Quarter. This increase to our operating income was partially offset by lower Segment Margin during the 2024 Quarter of $14.0 million, which was primarily a result of lower export pricing in our Alkali Business. See further discussion below under “Segment Margin” regarding the activity in our individual operating segments.
A substantial portion of our revenues and costs are derived from our Alkali Business, which is included in our soda and sulfur services segment, and the purchase and sale of crude oil in our crude oil marketing business, which is included in our onshore facilities and transportation segment. We describe, in more detail, the impact on revenues and costs for each of our businesses below.
As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volumes sold. We sell our products to an industry-diverse and worldwide customer base. Our sales prices are contracted at various times throughout the year and for different durations. Our sales prices for volumes sold internationally are contracted for the current year either annually in the prior year or periodically throughout the current year (often quarterly), and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. The majority of our volumes sold internationally are sold through the American Natural Soda Ash Corporation (“ANSAC”), which became a wholly owned subsidiary of our Alkali Business on January 1, 2023 as we became the sole member of it at that time. ANSAC promotes export sales of U.S. produced soda ash utilizing its logistical asset and marketing capabilities. During the three months ended March 31, 2024, in addition to the volumes supplied by our operations and sold by ANSAC, ANSAC continued to receive a level of soda ash supply from certain former members to sell internationally, which is expected to continue in some capacity for at least the next several years. As a result of consolidating the results of ANSAC beginning on January 1, 2023, the sale of the soda ash volumes by ANSAC that were supplied by non-members are included in our consolidated results and have a proportionate effect to our revenues and costs, with little to no direct impact to our reported Net income (loss), Segment Margin and Available Cash before Reserves. We will continue to report the sales volumes of soda ash included in the operating results table for our soda and sulfur services segment shown below as we have historically reported them for comparability purposes and due to the minimal impact these incremental sales volumes from ANSAC have on our reported Net income (loss), Segment Margin and Available Cash before Reserves. Our sales volumes and prices can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market and supply, customer demand, economic growth, and our ability to produce soda ash. Positive or negative changes to our revenue, through fluctuations in sales volumes or sales prices, can have a direct impact to Net income (loss), Segment Margin and Available Cash before Reserves as these fluctuations have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, some of which are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during the 2024 Quarter, we had negative effects to our revenues (with a lesser impact to costs) relative to the 2023 Quarter due to lower pricing on our export tons. For additional information, see our segment-by-segment analysis below.
As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) increased to $77.50 per barrel in the 2024 Quarter, as compared to $75.93 per barrel in the 2023 Quarter. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, producing minimal direct impact on Segment Margin, Net income (loss) and Available Cash before Reserves. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “ Risks Related to Our Business.”

In addition to our Alkali Business and our crude oil marketing business discussed above, we continue to operate in our other core businesses including: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large reservoir, long-lived crude oil and natural gas properties; (ii) our sulfur services business, which we believe is one of the largest producers and marketers (based on tons produced) of NaHS in North and South America; and (iii) our onshore-based refinery-centric operations located primarily in the Gulf Coast region of the U.S., which focus on providing a suite of services primarily to refiners. Refiners are the shippers of a majority of the volumes transported on our onshore crude pipelines, and refiners contracted for approximately 90% of the revenues from our marine transportation segment during the 2024 Quarter, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in volatile commodity price environments. Given these facts, we do not expect changes in commodity prices to impact our Net income (loss), Segment Margin or Available Cash before Reserves derived from our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
In our sulfur services business, our revenues and costs can be affected by the price movements in both caustic soda and NaHS. Average index prices for caustic soda decreased to $485 per DST during the 2024 Quarter compared to $1,177 per DST during the 2023 Quarter primarily due to a downward non-market adjustment of $425 per DST to previously posted US Caustic Soda Index prices. Typically, changes in caustic soda prices do not materially affect Net income (loss), Segment Margin, or Available Cash before Reserves as the pricing in many of our sales contracts for NaHS typically includes adjustments for fluctuations in commodity benchmarks (primarily caustic soda), freight, labor, energy costs and government indexes. The frequency at which those adjustments are applied varies by contract, geographic region and supply point. The mix of NaHS sales volumes to which we are able to apply such adjustments may vary due to timing or other factors such as competitive pressures. To the extent we are unable to pass these caustic soda price changes onto our customers, our results may be impacted.
Additionally, changes in certain of our operating costs between the respective quarters, such as those associated with our soda and sulfur services, offshore pipeline and marine transportation segments, are not correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Segment Margin
The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Offshore pipeline transportation	$97,806	$97,938
Soda and sulfur services	45,382	66,107
Marine transportation	31,363	25,694
Onshore facilities and transportation	6,547	5,390
Total Segment Margin	$181,098	$195,129
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

A reconciliation of Net Income (Loss) Attributable to Genesis Energy, L.P. to total Segment Margin for the periods presented is as follows:

	Three Months Ended March 31,
	2024	2023
Net Income (Loss) Attributable to Genesis Energy, L.P.	$11,353	$(1,644)
Corporate general and administrative expenses	16,049	15,764
Depreciation, depletion, amortization and accretion	76,543	75,935
Interest expense, net	68,734	60,854
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	6,808	6,281
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	(5,081)	27,132
Other non-cash items	(2,189)	(2,461)
Loss on debt extinguishment(2)	—	1,809
Differences in timing of cash receipts for certain contractual arrangements(3)	8,072	10,575
Income tax expense	809	884
Total Segment Margin	$181,098	$195,129
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The 2023 Quarter includes the transaction costs associated with the tender and redemption of our 2024 Notes, as well as the write-off of the unamortized issuance costs associated with these notes.
(3)Includes the difference in timing of cash receipts from or billings to customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$81,405	$78,015
Offshore natural gas pipeline revenue, excluding non-cash revenues	14,330	14,056
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses	(20,758)	(17,542)
Distributions from equity investments(1)	22,829	23,409
Offshore pipeline transportation Segment Margin	$97,806	$97,938

Volumetric Data 100% basis:
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	298,313	234,136
Poseidon	291,922	315,160
Odyssey	63,697	65,655
GOPL(2)	2,358	1,988
Total crude oil offshore pipelines	656,290	616,939

Natural gas transportation volumes (MMBtus/day)	407,556	387,197

Volumetric Data net to our ownership interest(3):
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	190,920	149,847
Poseidon	186,830	201,702
Odyssey	18,472	19,040
GOPL(2)	2,358	1,988
Total crude oil offshore pipelines	398,580	372,577

Natural gas transportation volumes (MMBtus/day)	117,179	106,951
(1)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2024 and 2023, respectively.
(2)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or “GOPL”) owns our undivided interest in the Eugene Island pipeline system.
(3)Volumes are the product of our effective ownership interest throughout the year multiplied by the relevant throughput over the given year.

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Offshore pipeline transportation Segment Margin for the 2024 Quarter decreased $0.1 million, or 0.1%, from the 2023 Quarter primarily due to an increase in producer downtime and an increase in our operating costs during the period. The increase in producer downtime was primarily due to a planned equipment overhaul at one of our producer’s platforms that required approximately ten days of outage and a producer well at one of our major host fields that was unexpectedly out of service for approximately two months. As of March 31, 2024, both of these producer maintenance items were completed and back in service. These decreases were mostly offset by an increase in our volumes during the 2024 Quarter primarily as a result of the Argos Floating Production System, which supports BP’s operated Mad Dog 2 field development and began producing in the second quarter of 2023 and has since ramped up production levels and achieved production levels in excess of 120,000 barrels of oil per day in the 2024 Quarter, with 100% of the volumes flowing through our 64% owned and operated CHOPS pipeline for ultimate delivery to shore. In addition to these developments, activity in and around our Gulf of Mexico asset base continues to be robust, including incremental in-field drilling at existing fields that tie into our infrastructure.
Soda and Sulfur Services Segment
Operating results for our soda and sulfur services segment were as follows:

	Three Months Ended March 31,
	2024	2023
Volumes sold:
Soda Ash volumes (short tons sold)	954,228	704,812
NaHS volumes (Dry short tons “DST”)	29,037	28,090
NaOH (caustic soda) volumes (DST)	20,750	20,176

Revenues (in thousands):
Revenues associated with Alkali Business(1)	$330,818	$362,939
NaHS revenues, excluding non-cash revenues	34,915	42,197
NaOH (caustic soda) revenues	12,913	18,461
Other revenues	1,421	1,485
Total external segment revenues, excluding non-cash revenues	$380,067	$425,082

Segment Margin (in thousands)	$45,382	$66,107
(1)See discussion above in “Results of Operations — Revenues and Costs and Expenses” regarding revenues associated with our Alkali Business.
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Soda and sulfur services Segment Margin for the 2024 Quarter decreased $20.7 million, or 31%, from the 2023 Quarter primarily due to lower export pricing in our Alkali Business and lower NaHS and caustic soda sales pricing during the 2024 Quarter, which was partially offset by higher soda ash sales volumes in the period. The 2024 Quarter was impacted by a decline in export pricing as compared to the 2023 Quarter as global supply has continued to outpace demand in most markets. We expect this volatility and supply and demand dynamic to continue into the second quarter of 2024, but would anticipate that any demand uptick (from growing lithium and solar panel manufacturers) or a supply disruption could shift the market back into a balance that could yield a positive price movement in the second half of the year. Additionally, the 2024 Quarter was negatively impacted by temporary operational issues that led to lower production volumes and reduced operating efficiencies. These were offset partially by: (i) higher soda ash sales volumes in the 2024 Quarter as production from our expanded Granger facility came online in the fourth quarter of 2023; and (ii) the 2023 Quarter experienced extreme winter weather conditions that impacted our operations and certain supply chain functions, most notably the rail service in and out of the Green River Basin.
In our sulfur services business, we experienced a decrease in Segment Margin primarily due to a decrease in NaHS and caustic soda pricing as a result of continued pressures on demand in South America.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 91 barges (82 inland and 9 offshore) with a combined transportation capacity of 3.2 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel capacity ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended March 31,
	2024	2023
Revenues (in thousands):
Inland freight revenues	$35,497	$31,203
Offshore freight revenues	27,296	27,006
Other rebill revenues(1)	20,781	25,017
Total segment revenues	$83,574	$83,226

Operating costs, excluding non-cash expenses (in thousands)	$52,211	$57,532

Segment Margin (in thousands)	$31,363	$25,694

Fleet Utilization:(2)
Inland Barge Utilization	100.0%	100.0%
Offshore Barge Utilization	99.2%	99.5%
(1)Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2)Utilization rates are based on a 365-day year, as adjusted for planned downtime and dry-docking.
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Marine transportation Segment Margin for the 2024 Quarter increased $5.7 million, or 22%, from the 2023 Quarter primarily due to higher day rates in our inland and offshore businesses, including the M/T American Phoenix, during the 2024 Quarter. This increase more than offset the increased number of planned regulatory dry-docking days in our offshore fleet during the 2024 Quarter. Demand for our barge services to move intermediate and refined products remained high during the 2024 Quarter due to the continued strength of refinery utilization rates as well as the lack of new supply of similar type vessels (primarily due to higher construction costs and long lead times for construction) as well as the retirement of older vessels in the market. We expect this favorable demand and supply balance to continue throughout the rest of 2024. The M/T American Phoenix started a new three-and-a-half-year contract in January 2024 with a credit-worthy counterparty at the highest day rate we have received since we first purchased the vessel in 2014.

Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, trucks and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals and rail unloading facilities operating primarily within the U.S. Gulf Coast crude oil market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk purchased crude oil. Through these assets we offer our customers a full suite of services, including the following as of March 31, 2024:
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
Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Gathering, marketing, and logistics revenue	$175,363	$164,020
Crude oil pipeline tariffs and revenues	7,098	6,086
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(160,141)	(148,933)
Operating costs, excluding non-cash expenses	(16,923)	(17,043)
Other	1,150	1,260
Segment Margin	$6,547	$5,390

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas	84,617	64,037
Jay	5,461	5,004
Mississippi	2,812	5,009
Louisiana(1)	72,856	80,960
Onshore crude oil pipelines total	165,746	155,010

Crude oil and petroleum products sales	23,437	22,271
Rail unload volumes	1,240	—
(1)Total daily volumes for the three months ended March 31, 2024 and March 31, 2023 include 30,176 and 31,525 Bbls/day, respectively, of intermediate refined products and 41,849 and 48,914 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Onshore facilities and transportation Segment Margin for the 2024 Quarter increased $1.2 million, or 21%, from the 2023 Quarter primarily due to an increase in volumes on our Texas pipeline system, which is a key destination point for various grades of crude oil produced in the Gulf of Mexico including those transported on our 64% owned CHOPS pipeline.

Other Costs, Interest and Income Taxes
General and administrative expenses

	Three Months Ended March 31,
	2024	2023
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$11,814	$9,227
Segment	955	953
Long-term incentive compensation expense	2,217	4,338
Third party costs related to business development activities and growth projects	23	34
Total general and administrative expenses	$15,009	$14,552
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Total general and administrative expenses for the 2024 Quarter increased by $0.5 million from the 2023 Quarter primarily due to higher corporate general and administrative expenses as a result of us conforming our short-term cash incentive programs to industry standards. This increase was partially offset by a decrease in our long-term incentive compensation expense during the 2024 Quarter as a result of the assumptions used to value our outstanding awards.
Depreciation, depletion and amortization expense

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Depreciation and depletion expense	$70,831	$70,454
Amortization expense	2,940	2,706
Total depreciation, depletion and amortization expense	$73,771	$73,160
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
Total depreciation, depletion and amortization expense for the 2024 Quarter increased by $0.6 million from the 2023 Quarter. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service throughout the period and subsequent to the period ended March 31, 2023.
Interest expense, net

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$9,361	$4,396
Interest expense, Alkali senior secured notes	6,242	6,356
Interest expense, senior unsecured notes	61,581	56,198
Amortization of debt issuance costs, premium and discount	2,884	2,361
Capitalized interest	(11,334)	(8,457)
Interest expense, net	$68,734	$60,854
Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023
“Interest expense, net” for the 2024 Quarter increased by $7.9 million primarily due to an increase in interest on our senior secured credit facility and an increase in interest on our senior unsecured notes. The increase in interest expense associated with our senior secured credit facility is primarily due to an increase in the SOFR rate, which is one of the main components of our interest rate, compared to the 2023 Quarter, and a higher average outstanding indebtedness during the 2024 Quarter. The increase in interest expense associated with our senior unsecured notes was primarily related to the issuance of our 8.25% senior unsecured notes due January 15, 2029 (the “2029 Notes”) in December 2023, which have a higher principal and interest rate as compared to our 6.50% senior unsecured notes due October 1, 2025 (the “2025 Notes”) that were partially tendered in December 2023 and ultimately redeemed in January 2024.
These increases were partially offset by higher capitalized interest during the 2024 Quarter as a result of our increased capital expenditures associated with our offshore growth capital construction projects.
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

Liquidity and Capital Resources
General
On January 25, 2023, we issued $500.0 million in aggregate principal amount of 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”). Interest payments are due April 15 and October 15 of each year with the initial interest payment due on October 15, 2023. The net proceeds were used to purchase approximately $316 million of our existing 5.625% senior unsecured notes due June 15, 2024 (the “2024 Notes”), including the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended January 24, 2023. The remaining proceeds at that time were used to repay a portion of the borrowings outstanding under our senior secured credit facility and for general partnership purposes. On January 26, 2023, we issued notice of redemption for the remaining principal of approximately $25 million of our 2024 Notes, and discharged the indebtedness with respect to the 2024 Notes on February 14, 2023.
On February 17, 2023, we entered into the Sixth Amended and Restated Credit Agreement (our “credit agreement”) to replace our Fifth Amended and Restated Credit Agreement. Our credit agreement provides for an $850 million senior secured revolving credit facility that matures on February 13, 2026, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions.
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
In an effort to return capital to our investors, we announced the Repurchase Program on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program will be reviewed no later than December 31, 2024 and may be suspended or discontinued at any time prior thereto. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be canceled. During 2023, we repurchased and cancelled a total of 114,900 Class A Common Units at an average price of approximately $9.09 per unit for a total purchase price of $1.0 million, including commissions, which is reflected as a reduction to the carrying value of our “Partners’ Capital - Common unitholders” on our Unaudited Condensed Consolidated Balance Sheet. We anticipate funding any future repurchase activity with a portion of our cash flows from operations and liquidity available under our senior secured credit facility.
On December 7, 2023, we issued $600.0 million in aggregate principal amount of the 2029 Notes. Interest payments are due January 15 and July 15 of each year with the initial interest payment due on July 15, 2024. The issuance of our 2029 Notes generated net proceeds of approximately $583 million, after deducting the underwriters’ discount and payment of offering expenses. The net proceeds were used to purchase approximately $514 million of the 2025 Notes and pay the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended December 6, 2023. On December 8, 2023, we issued a notice of redemption for the remaining principal of approximately $21 million of our 2025 Notes, and discharged the indebtedness with respect to the 2025 Notes on December 28, 2023 by depositing the redemption amount with the trustee of the 2025 Notes for redemption of the 2025 Notes, all in accordance with the terms and conditions of the indenture governing the 2025 Notes.
The successful completion of the above events has resulted in no scheduled maturities of our senior unsecured notes until 2026, and we expect that it will provide us an ample amount of available borrowing capacity under our senior secured credit facility, subject to compliance with covenants in the credit agreement, to, amongst other things, utilize for funding the remaining growth capital expenditures estimated to be associated with our offshore growth projects discussed below under “Growth Capital Expenditures”. The available borrowing capacity under our senior secured credit facility at March 31, 2024 is $462.3 million, subject to compliance with covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
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
At March 31, 2024, our debt totaled approximately $3.9 billion, consisting of $383.2 million outstanding under our senior secured credit facility (including $23.9 million borrowed under the inventory sublimit tranche), $3.1 billion of senior unsecured notes and $422.0 million of Alkali senior secured notes, net, which are secured by the ORRI Interests. Our senior unsecured notes balance is comprised of $339.3 million of our 2026 Notes, $981.2 million of our 2027 Notes, $679.4 million of our 2028 Notes, $600.0 million of our 2029 Notes, and $500.0 million of our 2030 Notes.
Shelf Registration Statement
We have the ability to issue additional equity and debt securities in the future to assist us in meeting our future liquidity requirements, particularly those related to opportunistically acquiring assets and businesses and constructing new facilities and refinancing outstanding debt.
We have a universal shelf registration statement (our “2024 Shelf”) on file with the SEC which we filed on April 16, 2024 to replace our existing universal shelf registration statement that expired on April 19, 2024. Our 2024 Shelf allows us to issue an unlimited amount of equity and debt securities in connection with certain types of public offerings. However, the receptiveness of the capital markets to an offering of equity and/or debt securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions. Our 2024 Shelf is set to expire in April 2027.
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
Net cash flows provided by our operating activities for the three months ended March 31, 2024 were $125.9 million compared to $97.7 million for the three months ended March 31, 2023. The increase in cash flows from operating activities is primarily attributable to positive changes in working capital between the two periods, which was offset partially by a decrease in our reported Segment Margin in the 2024 Quarter relative to Segment Margin in the 2023 Quarter.
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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$2,080	$1,124
Soda and sulfur services assets	11,424	11,991
Marine transportation assets	12,044	9,057
Onshore facilities and transportation assets	426	1,605
Information technology systems and corporate assets	505	220
Total maintenance capital expenditures	26,479	23,997
Growth capital expenditures:
Offshore pipeline transportation assets(1)	61,261	50,064
Soda and sulfur services assets	7,176	7,994
Marine transportation assets	266	—
Onshore facilities and transportation assets	6,095	—
Information technology systems and corporate assets	2,472	2,440
Total growth capital expenditures	77,270	60,498
Total capital expenditures for fixed and intangible assets	103,749	84,495
Capital expenditures related to equity investees	285	1,190
Total capital expenditures	$104,034	$85,685
(1)Growth capital expenditures in our offshore pipeline transportation segment for 2024 and 2023 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder (see further discussion below in “Growth Capital Expenditures”).

Growth Capital Expenditures
On September 23, 2019, we announced the Granger Optimization Project (“GOP”). We reached substantial completion and achieved first production from the GOP during the fourth quarter of 2023 and expect production to ramp up to its incremental design capacity of 750,000 on an annual basis in 2024.
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
Maintenance Capital Expenditures
Maintenance capital expenditures incurred during the first quarter of 2024 and 2023 primarily related to expenditures in our marine transportation segment to replace and upgrade certain equipment associated with our barge and fleet vessels during our planned and unplanned dry-docks and in our Alkali Business due to the costs to maintain our related equipment and facilities. Additionally, our offshore transportation assets incur maintenance capital expenditures to replace, maintain and upgrade equipment at certain of our offshore platforms and pipelines that we operate. See further discussion under “Available Cash before Reserves” for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
On February 14, 2024, we paid a distribution to our common unitholders of $0.15 per common unit related to the fourth quarter of 2023. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per preferred unit (or $3.7892 on an annualized basis) for each preferred unit held of record. These distributions were paid on February 14, 2024 to unitholders holders of record at the close of business January 31, 2024.
In April 2024, we declared our quarterly distribution to our common unitholders of $0.15 per common unit totaling $18.4 million with respect to the 2024 Quarter and a distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on May 15, 2024 to unitholders of record at the close of business on April 30, 2024.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
March 31, 2024
(in thousands)
ASSETS(1):
Current assets	$843,132
Fixed assets and mineral leaseholds, net	3,841,162
Non-current assets	973,905

LIABILITIES AND CAPITAL:(2)
Current liabilities	780,800
Non-current liabilities	4,007,766
Class A Convertible Preferred Units	813,589

Statement of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Three Months Ended March 31, 2024
(in thousands)
Revenues(3)	$729,487
Operating costs	678,566
Operating income	50,920
Income before income taxes	5,065
Net income(2)	4,256
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(21,894)
Net loss attributable to common unitholders	$(17,638)
(1)Excluded from assets in the table above are net intercompany receivables of $125.9 million that are owed to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of March 31, 2024.
(2)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
(3)Excluded from revenues in the table above are $0.9 million of sales from Guarantor Subsidiaries to non-Guarantor Subsidiaries for the three months ended March 31, 2024.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the “Non-GAAP Financial Measures” as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$11,353	$(1,644)
Income tax expense	809	884
Depreciation, depletion, amortization and accretion	76,543	75,935
Plus (minus) Select Items, net	5,637	43,063
Maintenance capital utilized(1)	(18,100)	(16,100)
Cash tax expense	(300)	(464)
Distributions to preferred unitholders	(21,894)	(24,002)
Available Cash before Reserves	$54,048	$77,672
(1)For a description of the term “maintenance capital utilized”, please see the definition of the term “Available Cash before Reserves” discussed below. Maintenance capital expenditures in the 2024 Quarter and 2023 Quarter were $26.5 million and $24.0 million, respectively.
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

		Three Months Ended March 31,
		2024	2023
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements(1)	$8,072	$10,575
	Certain non-cash items:
	Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	(5,081)	27,132
	Loss on debt extinguishment	—	1,809
	Adjustment regarding equity investees(2)	6,808	6,281
	Other	(2,189)	(2,461)
	Sub-total Select Items, net	7,610	43,336
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs	23	34
	Other	(1,996)	(307)
	Total Select Items, net(3)	$5,637	$43,063
(1)Includes the difference in timing of cash receipts from or billings to customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(2)Represents the net effect of adding distributions from equity investees and deducting earnings of equity investees net to us.
(3)Represents Select Items applicable to Adjusted EBITDA and Available Cash before Reserves.

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
Forward Looking Statements
The statements in this Quarterly Report on Form 10-Q that are not historical information may be “forward looking statements” as defined under federal law. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions, estimated or projected future financial performance, and other such references are forward-looking statements, and historical performance is not necessarily indicative of future performance. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:
•demand for, the supply of, our assumptions about, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas, NaHS, soda ash, and caustic soda, all of which may be affected by economic activity, capital expenditures by energy producers, weather, alternative energy sources, international conflicts and international events (including the war in Ukraine and the Israel and Hamas war), global pandemics, inflation, the actions of OPEC and other oil exporting nations, conservation and technological advances;
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
•the impact of natural disasters, international military conflicts (such as the war in Ukraine and the Israel and Hamas war), global pandemics, epidemics, accidents or terrorism, and actions taken by governmental authorities and other third parties in response thereto, on our business financial condition and results of operations;
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
There were no changes during the 2024 Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item has been incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). There have been no material developments in legal proceedings since the filing of such Form 10-K.
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
Item 1A. Risk Factors
There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
For additional information about our risk factors, see Item 1A of our Annual Report, as well as any other risk factors contained in other filings with the SEC, including Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Form 8-K/A and other documents that we may file from time to time with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the 2024 Quarter.
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

3.4
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

3.6
Certificate of Incorporation of Genesis Energy Finance Corporation, dated as of November 26, 2006 (incorporated by reference to Exhibit 3.7 to Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).

	3.7	Bylaws of Genesis Energy Finance Corporation (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).
	4.1	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-12295).
	22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, File No. 001-12295).
*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
*	95	Mine Safety Disclosures.
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Schema Document.
	101.CAL	XBRL Calculation Linkbase Document.
	101.LAB	XBRL Label Linkbase Document.
	101.PRE	XBRL Presentation Linkbase Document.
	101.DEF	XBRL Definition Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	May 2, 2024	By:	/s/ KRISTEN O. JESULAITIS
Kristen O. Jesulaitis
Chief Financial Officer
(Duly Authorized Officer)