Form 10-Q
period 2024-06-30
GENESIS ENERGY LP
filed 2024-08-01
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,424,321 Class A Common Units and 39,997 Class B Common Units outstanding as of July 31, 2024.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,695	$9,234
Restricted cash	18,804	18,804
Accounts receivable - trade, net	687,985	759,547
Inventories	106,327	135,231
Other	38,805	41,234
Total current assets	865,616	964,050
FIXED ASSETS, at cost	6,665,271	6,500,897
Less: Accumulated depreciation	(2,090,138)	(1,972,596)
Net fixed assets	4,575,133	4,528,301
MINERAL LEASEHOLDS, net of accumulated depletion	538,034	540,520
EQUITY INVESTEES	252,142	263,829
INTANGIBLE ASSETS, net of amortization	141,748	141,537
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	231,710	240,341
OTHER ASSETS, net of amortization	44,960	38,241
TOTAL ASSETS	$6,951,302	$7,018,778
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$418,666	$588,924
Accrued liabilities	375,254	378,523
Total current liabilities	793,920	967,447
SENIOR SECURED CREDIT FACILITY	134,800	298,300
SENIOR UNSECURED NOTES, net of debt issuance costs, discount and premium	3,416,804	3,062,955
ALKALI SENIOR SECURED NOTES, net of debt issuance costs and discount	385,443	391,592
DEFERRED TAX LIABILITIES	17,497	17,510
OTHER LONG-TERM LIABILITIES	557,857	570,197
Total liabilities	5,306,321	5,308,001

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 23,111,918 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	813,589	813,589
PARTNERS’ CAPITAL:
Common unitholders, 122,464,318 units issued and outstanding at June 30, 2024 and December 31, 2023, respectively	428,812	519,698
Accumulated other comprehensive income	8,200	8,040
Noncontrolling interests	394,380	369,450
Total partners’ capital	831,392	897,188
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$6,951,302	$7,018,778
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023		2024	2023
REVENUES:
Offshore pipeline transportation	$99,024	$91,459		$201,014	$182,854
Soda and sulfur services	389,994	462,855		790,942	907,503
Marine transportation	81,871	77,343		165,445	160,569
Onshore facilities and transportation	185,372	173,005		368,965	344,348
Total revenues	756,261	804,662		1,526,366	1,595,274
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	29,892	24,739		57,710	47,864
Soda and sulfur services operating costs	343,892	372,665		695,258	778,887
Marine transportation operating costs	50,602	51,848		103,010	109,584
Onshore facilities and transportation product costs	159,155	149,429		319,543	298,485
Onshore facilities and transportation operating costs	17,840	17,839		35,127	35,219
General and administrative	18,546	16,931		33,555	31,483
Depreciation, depletion and amortization	77,613	68,427		151,384	141,587
Total costs and expenses	697,540	701,878		1,395,587	1,443,109
OPERATING INCOME	58,721	102,784		130,779	152,165
Equity in earnings of equity investees	12,213	14,811		28,654	32,364
Interest expense, net	(70,870)	(61,623)		(139,604)	(122,477)
Other expense	(1,429)	(4)		(1,429)	(1,812)
Income (loss) from operations before income taxes	(1,365)	55,968	—	18,400	60,240
Income tax expense	(22)	(290)		(831)	(1,174)
NET INCOME (LOSS)	(1,387)	55,678		17,569	59,066
Net income attributable to noncontrolling interests	(7,357)	(6,334)		(14,960)	(11,366)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(8,744)	$49,344		$2,609	$47,700
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(21,894)	(22,910)		(43,788)	(46,912)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$(30,638)	$26,434		$(41,179)	$788
NET INCOME (LOSS) PER COMMON UNIT (Note 12):
Basic and Diluted	$(0.25)	$0.22		$(0.34)	$0.01
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,464	122,579		122,464	122,579
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(1,387)	$55,678	$17,569	$59,066
Other comprehensive income:
Decrease in benefit plan liability	80	121	160	243
Total Comprehensive income (loss)	(1,307)	55,799	17,729	59,309
Comprehensive income attributable to noncontrolling interests	(7,357)	(6,334)	(14,960)	(11,366)
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$(8,664)	$49,465	$2,769	$47,943

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, March 31, 2024	122,464	$490,787	$375,946	$8,120	$874,853
Net income (loss)	—	(8,744)	7,357	—	(1,387)
Cash distributions to partners	—	(18,370)	—	—	(18,370)
Cash distributions to noncontrolling interests	—	—	(9,090)	—	(9,090)
Cash contributions from noncontrolling interests	—	—	7,200	—	7,200
Non-cash contribution to noncontrolling interests	—	(12,967)	12,967	—	—
Other comprehensive income	—	—	—	80	80
Distributions to Class A Convertible Preferred unitholders	—	(21,894)	—	—	(21,894)
Partners’ capital, June 30, 2024	122,464	$428,812	$394,380	$8,200	$831,392

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, March 31, 2023	122,579	$523,244	$319,269	$6,236	$848,749
Net income	—	49,344	6,334	—	55,678
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash distributions to noncontrolling interests	—	—	(7,218)	—	(7,218)
Cash contributions from noncontrolling interests	—	—	15,840	—	15,840
Other comprehensive income	—	—	—	121	121
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(22,910)	—	—	(22,910)
Partners’ capital, June 30, 2023	122,579	$531,291	$334,225	$6,357	$871,873

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, December 31, 2023	122,464	$519,698	$369,450	$8,040	$897,188
Net income	—	2,609	14,960	—	17,569
Cash distributions to partners	—	(36,740)	—	—	(36,740)
Cash distributions to noncontrolling interests	—	—	(19,197)	—	(19,197)
Cash contributions from noncontrolling interests	—	—	16,200	—	16,200
Non-cash contribution to noncontrolling interests	—	(12,967)	12,967	—	—
Other comprehensive income	—	—	—	160	160
Distributions to Class A Convertible Preferred unitholders	—	(43,788)	—	—	(43,788)
Partners’ capital, June 30, 2024	122,464	$428,812	$394,380	$8,200	$831,392

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, December 31, 2022	122,579	$567,277	$310,162	$6,114	$883,553
Net income	—	47,700	11,366	—	59,066
Cash distributions to partners	—	(36,774)	—	—	(36,774)
Cash distributions to noncontrolling interests	—	—	(22,223)	—	(22,223)
Cash contributions from noncontrolling interests	—	—	34,920	—	34,920
Other comprehensive income	—	—	—	243	243
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(46,912)	—	—	(46,912)
Partners’ capital, June 30, 2023	122,579	$531,291	$334,225	$6,357	$871,873
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,569	$59,066
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	151,384	141,587
Amortization and write-off of debt issuance costs, premium and discount	7,370	5,813
Equity in earnings of investments in equity investees	(28,654)	(32,364)
Cash distributions of earnings of equity investees	28,654	31,316
Non-cash effect of long-term incentive compensation plans	9,786	9,656
Deferred and other tax liabilities	(13)	551
Unrealized losses (gains) on derivative transactions	(10,941)	30,021
Other, net	6,255	8,718
Net changes in components of operating assets and liabilities (Note 15)	49,232	957
Net cash provided by operating activities	230,642	255,321
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(346,443)	(247,361)
Cash distributions received from equity investees - return of investment	11,687	13,300
Investments in equity investees	(285)	(2,197)
Proceeds from asset sales	10,996	202
Other, net	—	4,332
Net cash used in investing activities	(324,045)	(231,724)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	766,600	501,976
Repayments on senior secured credit facility	(930,100)	(573,776)
Proceeds from issuance of senior unsecured notes (Note 10)	700,000	500,000
Repayment of senior unsecured notes (Note 10)	(339,310)	(341,135)
Repayment of Alkali senior secured notes (Note 10)	(5,815)	—
Debt issuance costs	(13,252)	(14,269)
Contributions from noncontrolling interests	16,200	34,920
Distributions to noncontrolling interests	(19,197)	(22,223)
Distributions to common unitholders	(36,740)	(36,774)
Distributions to Class A Convertible Preferred unitholders	(43,788)	(48,019)
Redemption of Class A Convertible Preferred Units (Note 11)	—	(25,000)
Other, net	3,266	4,446
Net cash provided by (used in) financing activities	97,864	(19,854)
Net increase in cash, cash equivalents and restricted cash	4,461	3,743
Cash, cash equivalents and restricted cash at beginning of period	28,038	26,567
Cash, cash equivalents and restricted cash at end of period	$32,499	$30,310
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
•Soda and sulfur services involving trona and trona-based exploring, mining, processing, soda ash production, marketing, logistics and selling activities, as well as the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced “nash”);
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30, 2024
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$99,024	$—	$81,871	$18,430	$199,325
Product Sales	—	369,568	—	166,942	536,510
Refinery Services	—	20,426	—	—	20,426
	$99,024	$389,994	$81,871	$185,372	$756,261

	Three Months Ended June 30, 2023
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities & Transportation	Consolidated
Fee-based revenues	$91,459	$—	$77,343	$13,897	$182,699
Product Sales	—	440,301	—	159,108	599,409
Refinery Services	—	22,554	—	—	22,554
	$91,459	$462,855	$77,343	$173,005	$804,662

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the disaggregation of our revenues by major category for the six months ended June 30, 2024 and 2023, respectively:

	Six Months Ended June 30, 2024
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$201,014	$—	$165,445	$33,723	$400,182
Product Sales	—	747,629	—	335,242	1,082,871
Refinery Services	—	43,313	—	—	43,313
	$201,014	$790,942	$165,445	$368,965	$1,526,366

	Six Months Ended June 30, 2023
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$182,854	$—	$160,569	$28,081	$371,504
Product Sales	—	863,125	—	316,267	1,179,392
Refinery Services	—	44,378	—	—	44,378
	$182,854	$907,503	$160,569	$344,348	$1,595,274
The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time for delivery of products.
Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at December 31, 2023 and June 30, 2024:

	Contract Assets	Contract Liabilities
	Other Assets, net of amortization	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2023	$859	$11,460	$112,734
Balance at June 30, 2024	1,631	34,378	104,216
Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the aggregate amount of our transaction prices that are allocated to unsatisfied performance obligations as of June 30, 2024. However, we are permitted to utilize the following exemptions:
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2024	$70,508	$12,912
2025	151,333	25,853
2026	122,603	26,170
2027	77,482	13,864
2028	45,453	10,000
Thereafter	124,184	2,500
Total	$591,563	$91,299
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

We have reflected the financial results of ANSAC within our soda and sulfur services segment from the date of acquisition, January 1, 2023. The following financial information was prepared from our historical financial statements that have been adjusted to give the effect of the consolidation of ANSAC, and was prepared using financial data of ANSAC. Net income attributable to common unitholders includes the effects of distributions attributable to our Class A Convertible Preferred Units. The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Consolidated financial operating results:
Revenues	$804,662	$1,595,274
Net Income Attributable to Genesis Energy, L.P.	49,344	47,700
Net Income Attributable to Common Unitholders	26,434	788
Basic and diluted earnings per common unit:
As reported net income per common unit	$0.22	$0.01
Pro forma net income per common unit	$0.22	$0.01

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
Operating Leases
During the three and six months ended June 30, 2024 and 2023, we acted as a lessor in a revenue contract associated with our 330,000 barrel-capacity ocean going tanker, the M/T American Phoenix, included in our marine transportation segment. Our lease revenues for this arrangement were $7.1 million and $5.9 million for the three months ended June 30, 2024 and 2023, respectively, and $13.9 million and $11.7 million for the six months ended June 30, 2024 and 2023, respectively.
The M/T American Phoenix is under contract through mid-2027. For the remainder of 2024, 2025, 2026, and through the expiration of the contract in 2027, we expect to receive undiscounted cash flows from lease payments of $14.4 million, $29.6 million, $30.7 million and $15.2 million, respectively. Our agreements generally contain clauses that may limit the use of the asset or require certain actions be taken by the lessee to maintain the asset for future performance.

6. Inventories
The major components of inventories were as follows:

	June 30, 2024	December 31, 2023
Crude oil	$22,318	$22,320
Caustic soda	7,198	9,150
NaHS	12,199	17,605
Raw materials - Alkali Business	10,872	8,355
Work-in-process - Alkali Business	7,652	11,404
Finished goods, net - Alkali Business	26,684	48,706
Materials and supplies, net - Alkali Business	19,404	17,691
Total	$106,327	$135,231
Inventories are valued at the lower of cost or net realizable value. As of June 30, 2024 and December 31, 2023, the net realizable value of inventories were below their respective cost by $0.1 million and $0.2 million, respectively, which triggered a reduction of the value of inventory in our Unaudited Condensed Consolidated Financial Statements by these amounts.
Materials and supplies include chemicals, maintenance supplies and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.
7. Fixed Assets, Mineral Leaseholds and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	June 30, 2024	December 31, 2023
Crude oil and natural gas pipelines and related assets	$2,953,262	$2,945,215
Alkali facilities, machinery and equipment	1,163,200	1,147,291
Onshore facilities, machinery and equipment	291,039	271,271
Transportation equipment	30,588	24,913
Marine vessels	1,024,287	1,021,080
Land, buildings and improvements	296,424	293,733
Office equipment, furniture and fixtures	25,268	25,029
Construction in progress(1)	851,892	731,197
Other	29,311	41,168
Fixed assets, at cost	6,665,271	6,500,897
Less: Accumulated depreciation	(2,090,138)	(1,972,596)
Net fixed assets	$4,575,133	$4,528,301
(1)Construction in progress primarily relates to our ongoing offshore growth capital projects, which are expected to be completed in late 2024 and in 2025, and represents 100% of the costs incurred, including those funded by our noncontrolling interest holder.
Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	June 30, 2024	December 31, 2023
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(27,985)	(25,499)
Mineral leaseholds, net of accumulated depletion	$538,034	$540,520

Our depreciation and depletion expense for the periods presented were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Depreciation expense	$73,341	$63,913	$143,026	$133,486
Depletion expense	1,340	1,268	2,486	2,149
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2023:

ARO liability balance, December 31, 2023	$243,708
Accretion expense	5,554
Settlements	(298)
ARO liability balance, June 30, 2024	$248,964
At June 30, 2024 and December 31, 2023, $26.1 million is included as current in “Accrued liabilities” on our Unaudited Condensed Consolidated Balance Sheets. The remainder of the ARO liability as of June 30, 2024 and December 31, 2023 is included in “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheets.
Certain of our unconsolidated affiliates have AROs recorded at June 30, 2024 and December 31, 2023 relating to contractual agreements and regulatory requirements. In addition, certain entities that we consolidate have non-controlling interest owners that are responsible for their representative share of future costs of the related ARO liability. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
8. Equity Investees
We account for our ownership in certain of our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At June 30, 2024 and December 31, 2023, the unamortized excess cost amounts totaled $284.2 million and $291.4 million, respectively. We amortize the differences in carrying value as changes in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Genesis’ share of operating earnings	$15,779	$18,377	$35,786	$39,496
Amortization of differences attributable to Genesis’ carrying value of equity investments	(3,566)	(3,566)	(7,132)	(7,132)
Equity in earnings of equity investees	$12,213	$14,811	$28,654	$32,364
Distributions received(1)	$17,092	$20,678	$40,341	$44,512
(1) Distributions attributable to the respective period and received within 15 days subsequent to the respective period end.
Poseidon’s Revolving Credit Facility
Poseidon Oil Pipeline Company, LLC (“Poseidon”) has a revolving credit facility, which was amended and restated on June 1, 2023 (the “June 2023 credit facility”). Borrowings under Poseidon’s revolving credit facility have historically been used to fund spending on capital projects and for working capital needs, if necessary. The June 2023 credit facility, which matures on June 1, 2027, is non-recourse to Poseidon’s owners and secured by its assets. The June 2023 credit facility contains customary covenants such as restrictions on debt levels, liens, guarantees, mergers, sale of assets and distributions to owners. A breach of any of these covenants could result in acceleration of the maturity date of Poseidon’s debt. Poseidon was in compliance with the terms of its credit agreement for all periods presented in these Unaudited Condensed Consolidated Financial Statements.

9. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Offshore pipeline contract intangibles	$158,101	$74,196	$83,905	$158,101	$70,036	$88,065
Other	76,845	19,002	57,843	70,974	17,502	53,472
Total	$234,946	$93,198	$141,748	$229,075	$87,538	$141,537

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amortization of intangible assets	$2,826	$2,973	$5,660	$5,678
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2024	$5,583
	2025	15,152
	2026	14,840
	2027	14,393
	2028	14,144
10. Debt
Our obligations under debt arrangements consisted of the following:

	June 30, 2024			December 31, 2023
	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value
Senior secured credit facility(1)	$134,800	$—	$134,800	$298,300	$—	$298,300
6.250% senior unsecured notes due 2026	—	—	—	339,310	1,746	337,564
8.000% senior unsecured notes due 2027	981,245	2,888	978,357	981,245	3,549	977,696
7.750% senior unsecured notes due 2028	679,360	5,372	673,988	679,360	6,121	673,239
8.250% senior unsecured notes due 2029	600,000	15,610	584,390	600,000	17,202	582,798
8.875% senior unsecured notes due 2030	500,000	7,678	492,322	500,000	8,342	491,658
7.875% senior unsecured notes due 2032	700,000	12,253	687,747	—	—	—
5.875% Alkali senior secured notes due 2042(2)	419,185	21,395	397,790	425,000	21,791	403,209
Total long-term debt	$4,014,590	$65,196	$3,949,394	$3,823,215	$58,751	$3,764,464
(1)Unamortized debt issuance costs associated with our senior secured credit facility (included in “Other Assets, net of amortization” on the Unaudited Condensed Consolidated Balance Sheets), were $4.3 million and $5.7 million as of June 30, 2024 and December 31, 2023, respectively.
(2)As of June 30, 2024 and December 31, 2023, $12.3 million and $11.6 million, respectively, of the principal balance is considered current and included within “Accrued liabilities” on the Unaudited Condensed Consolidated Balance Sheets.
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
At June 30, 2024, the key terms for rates under our senior secured credit facility (which are dependent on our leverage ratio as defined in the credit agreement) are as follows:
•The interest rate on borrowings may be based on an alternate base rate or Term Secured Overnight Financing Rate (“SOFR”), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our credit agreement) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. The Adjusted Term SOFR is equal to the sum of (a) the Term SOFR rate (as defined in our credit agreement) for such period plus (b) the Term SOFR Adjustment of 0.1% plus (c) the applicable margin. The applicable margin varies from 2.25% to 3.50% on Term SOFR borrowings and from 1.25% to 2.50% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At June 30, 2024, the applicable margins on our borrowings were 2.00% for alternate base rate borrowings and 3.00% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fee rates range from 2.25% to 3.50% based on our leverage ratio as computed under the credit agreement and can fluctuate quarterly. At June 30, 2024, our letter of credit rate was 3.00%.
•We pay a commitment fee on the unused portion of the senior secured revolving credit facility. The commitment fee rates on the unused committed amount will range from 0.30% to 0.50% per annum depending on our leverage ratio. At June 30, 2024, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the senior secured credit facility by an additional $200 million, subject to lender consent and certain other customary conditions.
At June 30, 2024, we had $134.8 million borrowed under our senior secured credit facility, with $17.2 million of the borrowed amount designated as a loan under the inventory sublimit. Our credit agreement allows up to $100 million of the capacity to be used for letters of credit, of which $4.5 million was outstanding at June 30, 2024. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings, periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our senior secured credit facility at June 30, 2024 was $710.7 million, subject to compliance with covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Alkali Senior Secured Notes Issuance
The agreement governing our 5.875% senior secured notes due 2042 (the “Alkali senior secured notes”) requires principal repayments on the last day of each quarter commencing with the quarter ended March 31, 2024. We made principal payments on our Alkali senior secured notes of $2.8 million and $5.8 million for three and six months ending June 30, 2024, respectively. As of June 30, 2024, principal repayments totaling $71.9 million are due within the next five years, with the remaining quarterly principal repayments due thereafter through March 31, 2042. As of June 30, 2024, $12.3 million of the principal balance is considered current and included within “Accrued liabilities” on the Unaudited Condensed Consolidated Balance Sheet. We are required to maintain a certain level of cash in a liquidity reserve account (owned by GA ORRI, LLC (“GA ORRI”)) to be held as collateral for future interest and principal payments as calculated and described in the agreement governing the Alkali senior secured notes. As of June 30, 2024, our liquidity reserve account had a balance of $18.8 million, which is classified as “Restricted cash” on the Unaudited Condensed Consolidated Balance Sheet.

Senior Unsecured Note Transactions
On May 9, 2024, we issued $700.0 million in aggregate principal amount of 7.875% senior unsecured notes due May 15, 2032 (the “2032 Notes”). Interest payments are due May 15 and November 15 of each year with the initial interest payment due on November 15, 2024. The issuance of our 2032 Notes generated net proceeds of approximately $688 million, net of issuance costs incurred. The net proceeds were used to redeem $339.3 million of our existing 6.25% senior unsecured notes due May 15, 2026 (the “2026 Notes”) and pay the related accrued interest. The remaining proceeds were used to repay a portion of the borrowing outstanding under our senior secured credit facility, and for general partnership purposes. We incurred a loss of $1.4 million associated with the write-off of the related unamortized debt issuance costs on our 2026 Notes, which is recorded as “Other expense” in our Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024.
On January 25, 2023, we issued $500.0 million in aggregate principal amount of 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”). Interest payments are due April 15 and October 15 of each year with the initial interest payment due on October 15, 2023. The issuance generated net proceeds of approximately $491 million, net of issuance costs incurred. The net proceeds were used to purchase $316.3 million of our existing 5.625% senior unsecured notes due June 15, 2024 (the “2024 Notes”), including the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended January 24, 2023. The remaining proceeds at that time were used to repay a portion of the borrowings outstanding under our senior secured credit facility and for general partnership purposes. On January 26, 2023, we issued a notice of redemption for the remaining principal of $24.8 million of our 2024 Notes and discharged the indebtedness with respect to the 2024 Notes on February 14, 2023. We incurred a loss of $1.8 million on the tender and redemption of the 2024 Notes, inclusive of our transactions costs and write-off of the related unamortized debt issuance costs, which is recorded as “Other expense” in our Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2023.
Our $3.5 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), except GA ORRI and GA ORRI Holdings, LLC (“GA ORRI Holdings”), and certain other subsidiaries. The non-guarantor subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets, other than GA ORRI’s fifty-year limited term 10% overriding royalty interest in substantially all of the Alkali Business’ trona mineral leases (the “ORRI Interests”), that we use to operate our business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries.
11. Partners’ Capital, Mezzanine Capital and Distributions
At June 30, 2024, our outstanding common units consisted of 122,424,321 Class A Common Units and 39,997 Class B Common Units. The Class A Common Units are traditional common units in us. The Class B Common Units are identical to the Class A Common Units and, accordingly, have voting and distribution rights equivalent to those of the Class A Common Units, and, in addition, the Class B Common Units have the right to elect all of our board of directors and are convertible into Class A Common Units under certain circumstances, subject to certain exceptions. At June 30, 2024, we had 23,111,918 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
In an effort to return capital to our investors, we announced a common equity repurchase program (the “Repurchase Program”) on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program will be reviewed no later than December 31, 2024 and may be suspended or discontinued at any time prior thereto. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be canceled. During 2023, we repurchased and cancelled a total of 114,900 Class A Common Units at an average price of approximately $9.09 per unit for a total purchase price of $1.0 million, including commissions. We did not repurchase any Class A Common Units in 2024.

Distributions
We paid, or will pay, the following cash distributions to our common unitholders in 2023 and 2024:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2023
1st Quarter	May 15, 2023	$0.15	$18,387
2nd Quarter	August 14, 2023	$0.15	$18,387
3rd Quarter	November 14, 2023	$0.15	$18,370
4th Quarter	February 14, 2024	$0.15	$18,370
2024
1st Quarter	May 15, 2024	$0.15	$18,370
2nd Quarter(1)	August 14, 2024	$0.15	$18,370
(1)This distribution was declared in July 2024 and will be paid to unitholders of record as of July 31, 2024.

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
Net Income (Loss) Attributable to Genesis Energy, L.P. is adjusted for distributions and returns attributable to the Class A Convertible Preferred Units that accumulate in the period. Net Income (Loss) Attributable to Genesis Energy, L.P. was reduced by $21.9 million and $43.8 million for the three and six months ending June 30, 2024, respectively, and $24.0 million and $48.0 million for the three and six months ending June 30, 2023, respectively, due to Class A Convertible Preferred Unit distributions paid in the period (Class A Convertible Preferred Unit distributions are summarized in the table below). For the three and six months ended June 30, 2023, Net Income Attributable to Genesis Energy L.P. was increased by $1.1 million due to returns attributable to the Class A Convertible Preferred Units accumulated in the period.
As of June 30, 2024, we will not be required to further adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would become redeemable. Once redemption becomes probable, we would adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date redemption first becomes probable and the date the units can first be redeemed.

We paid, or will pay, by the dates noted below, the following cash distributions to our Class A Convertible Preferred unitholders in 2023 and 2024:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2023
1st Quarter	May 15, 2023	$0.9473	$24,002
2nd Quarter	August 14, 2023	$0.9473	$23,314
3rd Quarter	November 14, 2023	$0.9473	$22,612
4th Quarter	February 14, 2024	$0.9473	$21,894
2024
1st Quarter	May 15, 2024	$0.9473	$21,894
2nd Quarter(1)	August 14, 2024	$0.9473	$21,894
(1)This distribution was declared in July 2024 and will be paid to unitholders of record as of July 31, 2024
Noncontrolling Interests
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
The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income (loss) per common unit calculation for the period being presented. The numerator is adjusted for distributions declared in the period, undeclared distributions that accumulated during the period, and any returns that accumulated in the period. For the three and six months ended June 30, 2024 and 2023, the effect of the assumed conversion of all the outstanding Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table reconciles net income (loss) attributable to Genesis Energy, L.P. and weighted average units used in computing basic and diluted net income (loss) per common unit (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to Genesis Energy, L.P.	$(8,744)	$49,344	$2,609	$47,700
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(21,894)	(22,910)	(43,788)	(46,912)
Net income (loss) attributable to common unitholders	$(30,638)	$26,434	$(41,179)	$788

Weighted average outstanding units	122,464	122,579	122,464	122,579

Basic and diluted net income (loss) per common unit	$(0.25)	$0.22	$(0.34)	$0.01

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

Segment information for the periods presented below was as follows:

	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Total
Three Months Ended June 30, 2024
Segment Margin(1)	$86,131	$41,611	$31,543	$9,028	$168,313
Capital expenditures(2)	$55,788	$18,106	$29,532	$6,692	$110,118
Revenues:
External customers	$99,024	$392,226	$81,871	$183,140	$756,261
Intersegment(3)	—	(2,232)	—	2,232	—
Total revenues of reportable segments	$99,024	$389,994	$81,871	$185,372	$756,261
Three Months Ended June 30, 2023
Segment Margin(1)	$93,300	$89,255	$25,758	$6,305	$214,618
Capital expenditures(2)	$91,645	$26,622	$10,990	$2,088	$131,345
Revenues:
External customers	$91,459	$465,077	$77,343	$170,783	$804,662
Intersegment(3)	—	(2,222)	—	2,222	—
Total revenues of reportable segments	$91,459	$462,855	$77,343	$173,005	$804,662
Six Months Ended June 30, 2024
Segment Margin(1)	$183,937	$86,993	$62,906	$15,575	$349,411
Capital expenditures(2)	$119,414	$36,706	$41,842	$13,213	$211,175
Revenues:
External customers	$201,014	$795,179	$165,445	$364,728	$1,526,366
Intersegment(3)	—	(4,237)	—	4,237	—
Total revenues of reportable segments	$201,014	$790,942	$165,445	$368,965	$1,526,366
Six Months Ended June 30, 2023
Segment Margin(1)	$191,238	$155,362	$51,452	$11,695	$409,747
Capital expenditures(2)	$143,698	$46,607	$20,047	$4,018	$214,370
Revenues:
External customers	$182,854	$911,983	$160,569	$339,868	$1,595,274
Intersegment(3)	—	(4,480)	—	4,480	—
Total revenues of reportable segments	$182,854	$907,503	$160,569	$344,348	$1,595,274
(1)A reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin for the periods is presented below.
(2)Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as contributions to equity investees, if any.
(3)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Total assets by reportable segment were as follows:

	June 30, 2024	December 31, 2023
Offshore pipeline transportation	$2,653,561	$2,580,032
Soda and sulfur services	2,616,451	2,705,350
Marine transportation	639,386	645,020
Onshore facilities and transportation	965,850	1,019,113
Other assets	76,054	69,263
Total consolidated assets	$6,951,302	$7,018,778

Reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss) attributable to Genesis Energy, L.P.	$(8,744)	$49,344	$2,609	$47,700
Corporate general and administrative expenses	20,007	18,487	36,056	34,251
Depreciation, depletion, amortization and accretion	80,386	71,754	156,929	147,689
Interest expense, net	70,870	61,623	139,604	122,477
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	4,879	5,867	11,687	12,148
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	(5,860)	2,888	(10,941)	30,020
Other non-cash items	(2,496)	(7,197)	(4,685)	(9,658)
Loss on extinguishment of debt(2)	1,429	3	1,429	1,812
Differences in timing of cash receipts for certain contractual arrangements(3)	7,820	11,559	15,892	22,134
Income tax expense	22	290	831	1,174
Total Segment Margin	$168,313	$214,618	$349,411	$409,747
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three and six months ended June 30, 2024 includes the write-off of the unamortized issuance costs associated with the redemption of our 2026 Notes. The three and six months ended June 30, 2023 includes transactions costs and the write-off of the related unamortized debt issuance costs associated with the tender and redemption of our 2024 Notes.
(3)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
14. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Revenues from services and fees to Poseidon(1)	$6,025	$5,454	$11,008	$9,046
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$330	$330
Charges for products purchased from Poseidon(1)	298	1,755	584	2,037
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

Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the three and six months ended June 30, 2024 include $2.6 million and $5.2 million, respectively, of fees we earned through the provision of services under that agreement. Our revenues for the three and six months ended June 30, 2023 include $2.5 million and $5.0 million, respectively, of fees we earned through the provision of services under that agreement. At June 30, 2024 and December 31, 2023, Poseidon owed us $2.9 million and $1.9 million for services rendered, respectively.
15. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Six Months Ended June 30,
	2024	2023
(Increase) decrease in:
Accounts receivable	$73,043	$147,999
Inventories	40,761	(20,187)
Deferred charges	6,497	21,076
Other current assets	10,696	(129)
Increase (decrease) in:
Accounts payable	(68,308)	(130,131)
Accrued liabilities	(13,457)	(17,671)
Net changes in components of operating assets and liabilities	$49,232	$957
Payments of interest and commitment fees were $126.0 million and $117.5 million for the six months ended June 30, 2024 and 2023, respectively.
We capitalized interest of $23.3 million and $18.3 million during the six months ended June 30, 2024 and June 30, 2023, respectively.
At June 30, 2024 and 2023, we had incurred liabilities for fixed and intangible asset additions totaling $43.2 million and $64.0 million, respectively, that had not been paid at the end of the quarter. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows. The amounts as of June 30, 2024 primarily relate to the capital expenditures associated with our offshore growth capital projects.
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
As of June 30, 2024, we had a net broker receivable of approximately $13.0 million (consisting of initial margin of $4.3 million increased by $8.7 million variation margin). As of December 31, 2023, we had a net broker receivable of approximately $10.9 million (consisting of initial margin of $5.7 million increased by $5.2 million of variation margin).  At June 30, 2024 and December 31, 2023, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
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

Outstanding Derivatives
At June 30, 2024, we had the following outstanding derivative contracts that were entered into to economically hedge inventory, fixed price purchase commitments or forecasted purchases.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	249	—
Weighted average contract price per Bbl	$78.32	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	32	53
Weighted average contract price per Bbl	$80.72	$79.66
Natural gas swaps:
Contract volumes (10,000 MMBtu)	—	767
Weighted average price differential per MMBtu	$—	$0.42
Natural gas futures:
Contract volumes (10,000 MMBtu)	250	943
Weighted average contract price per MMBtu	$2.80	$3.54
Natural gas options:
Contract volumes (10,000 MMBtu)	16	5
Weighted average premium received/paid	$0.26	$0.06
Bunker fuel futures:
Contract volumes (metric tons “MT”)	—	60,500
Weighted average price per MT	$—	$540.17
Bunker fuel swaps:
Contract volumes (metric tons “MT”)	—	8,500
Weighted average price per MT	$—	$553.14
DOE diesel options:
Contract volumes (1,000 Gal)	—	1,950
Weighted average premium received/paid	$—	$0.35

Fair Value of Derivative Assets and Liabilities
The following tables reflect the estimated fair value position of our derivatives at June 30, 2024 and December 31, 2023:

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		June 30, 2024	December 31, 2023
Asset Derivatives:
Natural Gas Swap (undesignated hedge)	Current Assets - Accounts receivable - trade, net	$4,735	$3,710
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$2,718	$1,235
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(2,718)	(1,235)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$409	$716
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(409)	(716)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Natural Gas Swap (undesignated hedge)	Current Liabilities -Accrued liabilities	$(4,160)	$(5,536)
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(5,326)	$(12,384)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	5,326	12,384
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(1,153)	$(120)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	1,153	120
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
(1)As noted above, our exchange-traded derivatives are transacted through brokerage accounts and subject to margin requirements. We offset fair value amounts recorded for our exchange-traded derivative contracts against required margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under “Current Assets - Other”.

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Commodity derivatives - futures and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$(59)	$1,388	$(2,977)	$2,355
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, Soda and sulfur services operating costs	499	(2,141)	1,387	(12,294)
Total commodity derivatives		$440	$(753)	$(1,590)	$(9,939)

Natural Gas Swap	Soda and sulfur services operating costs	$(1,891)	$(7,599)	$1,119	$6,486
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

	June 30, 2024			December 31, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$3,127	$4,735	$—	$1,951	$3,710	$—
Liabilities	$(6,479)	$(4,160)	$—	$(12,504)	$(5,536)	$—
Our commodity and fuel derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a level 2 input in the fair value hierarchy at June 30, 2024.
See Note 16 for additional information on our derivative instruments.

Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At June 30, 2024 and December 31, 2023, our senior unsecured notes had a carrying value of approximately $3.5 billion and $3.1 billion, respectively, and a fair value of approximately $3.5 billion and $3.2 billion, respectively. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement. At June 30, 2024 and December 31, 2023, our Alkali senior secured notes had a carrying value and fair value of approximately $0.4 billion. The fair value of the Alkali senior secured notes is determined based on trade information in the financial market of securities with similar features and is considered a Level 2 fair value measurement.
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
19. Subsequent Events
On July 19, 2024, we entered into the Seventh Amended and Restated Credit Agreement (our “new credit agreement”) to replace our Sixth Amended and Restated Credit Agreement. Our new credit agreement provides for a $900 million senior secured revolving credit facility that matures on September 1, 2028, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, unless; (i) if more than $150 million of our 8.000% senior unsecured notes due 2027 remain outstanding as of October 16, 2026, the new credit agreement matures on such date; and (ii) if more than $150 million of our 7.750% senior unsecured notes due 2028 remain outstanding as of November 2, 2027, the new credit agreement matures on such date.

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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Forward Looking Statements
Overview
We reported Net Loss Attributable to Genesis Energy, L.P. of $8.7 million during the three months ended June 30, 2024 (the “2024 Quarter”) compared to Net Income Attributable to Genesis Energy, L.P. of $49.3 million during the three months ended June 30, 2023 (the “2023 Quarter”).
Net Loss Attributable to Genesis Energy, L.P. in the 2024 Quarter was primarily impacted by a decrease in Segment Margin of $46.3 million (see “Results of Operations” below for additional details on the results of our operating segments), an increase in interest expense, net, of $9.2 million (see “Results of Operations” below for additional details), and an increase in depreciation, depletion and amortization of $9.2 million during the 2024 Quarter (see “Results of Operations” below for additional details). This decrease in net income was partially offset by $5.9 million in unrealized gains associated with the valuation of our commodity derivative transactions in the 2024 Quarter compared to unrealized losses of $2.9 million during the 2023 Quarter associated with the valuation of our commodity derivative transactions.
Cash flow from operating activities was $104.7 million for the 2024 Quarter compared to $157.7 million for the 2023 Quarter. The decrease in cash flow from operating activities is primarily attributable to a decrease in our reported Segment Margin (as discussed further below).
Available Cash before Reserves (as defined below in “Non-GAAP Financial Measures”) to our common unitholders was $37.6 million for the 2024 Quarter, a decrease of $58.7 million, or 61%, from the 2023 Quarter primarily as a result of: (i) a decrease in Segment Margin of $46.3 million, which is discussed in more detail below; and (ii) an increase in interest expense, net, of $9.2 million (see “Results of Operations” below for additional details).
Segment Margin (as defined below in “Non-GAAP Financial Measures”) was $168.3 million for the 2024 Quarter, a decrease of $46.3 million, or 22%, from the 2023 Quarter. A more detailed discussion of our segment results and other costs are included below in “Results of Operations”. See “Non-GAAP Financial Measures” below for additional information on Segment Margin.
Distribution to Unitholders
On May 15, 2024, we paid a distribution of $0.15 per common unit related to the first quarter of 2024. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per preferred unit (or $3.7892 on an annualized basis) for each preferred unit held of record. These distributions were paid on May 15, 2024 to unitholders holders of record at the close of business April 30, 2024.
In July 2024, we declared our quarterly distribution to our common unitholders of $0.15 per unit related to the 2024 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable August 14, 2024 to unitholders of record at the close of business on July 31, 2024.

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
Although the ultimate impacts of these international conflicts, and fluctuations in global economic conditions, including capital and credit markets, are still unknown at this time, we believe the fundamentals of our core businesses continue to remain strong and, given the current industry environment and capital market behavior, we have continued our focus on increasing liquidity and completing our major growth capital projects in order to generate future cash flows to deleverage our balance sheet as further explained in “Liquidity and Capital Resources”.

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2024 Quarter decreased $48.4 million, or 6%, from the 2023 Quarter and our total costs and expenses decreased $4.3 million, or 1%, between the two periods with an overall net decrease to operating income of $44.1 million as presented on the Unaudited Condensed Consolidated Statements of Operations. The decrease in our operating income during the 2024 Quarter is primarily due to lower export pricing in our Alkali Business in the 2024 Quarter and an increase in depreciation, depletion and amortization, which was partially offset by higher day rates in our marine transportation segment. See further discussion below under “Segment Margin” regarding the activity in our individual operating segments.
A substantial portion of our revenues and costs are derived from our Alkali Business, which is included in our soda and sulfur services segment, and the purchase and sale of crude oil in our crude oil marketing business, which is included in our onshore facilities and transportation segment. We describe, in more detail, the impact on revenues and costs for each of our businesses below.
As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volumes sold. We sell our products to an industry-diverse and worldwide customer base. Our sales prices are contracted at various times throughout the year and for different durations. Our sales prices for volumes sold internationally are contracted for the current year either annually in the prior year or periodically throughout the current year (often quarterly), and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. The majority of our volumes sold internationally are sold through the American Natural Soda Ash Corporation (“ANSAC”), which became a wholly owned subsidiary of our Alkali Business on January 1, 2023 as we became the sole member of it at that time. ANSAC promotes export sales of U.S. produced soda ash utilizing its logistical asset and marketing capabilities. During the three and six months ended June 30, 2024, in addition to the volumes supplied by our operations and sold by ANSAC, ANSAC continued to receive a level of soda ash supply from certain former members to sell internationally, which is expected to continue in some capacity for at least the next several years. As a result of consolidating the results of ANSAC beginning on January 1, 2023, the sale of the soda ash volumes by ANSAC that were supplied by non-members are included in our consolidated results and have a proportionate effect to our revenues and costs, with little to no direct impact to our reported Net income (loss), Segment Margin and Available Cash before Reserves. We will continue to report the sales volumes of soda ash included in the operating results table for our soda and sulfur services segment shown below as we have historically reported them for comparability purposes and due to the minimal impact these incremental sales volumes from ANSAC have on our reported Net income (loss), Segment Margin and Available Cash before Reserves. Our sales volumes and prices can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market and supply, customer demand, economic growth, and our ability to produce soda ash. Positive or negative changes to our revenue, through fluctuations in sales volumes or sales prices, can have a direct impact to Net income (loss), Segment Margin and Available Cash before Reserves as these fluctuations have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, some of which are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during the 2024 Quarter, we experienced a decrease in revenues (with a lesser impact to costs) relative to the 2023 Quarter primarily due to lower pricing on our export tons, which was partially offset by higher volumes sold and higher domestic pricing. For additional information, see our segment-by-segment analysis below.
As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) increased to $81.81 per barrel in the 2024 Quarter, as compared to $73.54 per barrel in the 2023 Quarter. We expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, resulting in a minimal direct impact on Net income (loss), Segment Margin and Available Cash before Reserves. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller net impact on our Segment Margin. However, we do have some indirect exposure to certain changes in prices for oil and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “ Risks Related to Our Business.”

In addition to our Alkali Business and our crude oil marketing business discussed above, we continue to operate in our other core businesses including: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, focusing on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large reservoir, long-lived crude oil and natural gas properties; (ii) our sulfur services business, which we believe is one of the largest producers and marketers (based on tons produced) of NaHS in North and South America; and (iii) our onshore-based refinery-centric operations (including the operations in both our onshore facilities and transportation and marine transportation segments) which focus on providing a suite of services primarily to refiners.
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
In our sulfur services business, our revenues and costs can be affected by the price movements in both caustic soda and NaHS. Average index prices for caustic soda decreased to $512 per DST during the 2024 Quarter compared to $1,123 per DST during the 2023 Quarter primarily due to a downward non-market adjustment of $425 per DST to previously posted US Caustic Soda Index prices. Typically, changes in caustic soda prices do not materially affect Net income (loss), Segment Margin, or Available Cash before Reserves as the pricing in many of our sales contracts for NaHS typically includes adjustments for fluctuations in commodity benchmarks (primarily caustic soda), freight, labor, energy costs and government indexes. The frequency at which those adjustments are applied varies by contract, geographic region and supply point. The mix of NaHS sales volumes to which we are able to apply such adjustments may vary due to timing or other factors such as competitive pressures. To the extent we are unable to pass these caustic soda price changes onto our customers, our results may be impacted.
Additionally, changes in certain of our operating costs between the respective quarters, such as those associated with our soda and sulfur services, offshore pipeline and marine transportation segments, are not correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Segment Margin
The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Offshore pipeline transportation	$86,131	$93,300	$183,937	$191,238
Soda and sulfur services	41,611	89,255	86,993	155,362
Marine transportation	31,543	25,758	62,906	51,452
Onshore facilities and transportation	9,028	6,305	15,575	11,695
Total Segment Margin	$168,313	$214,618	$349,411	$409,747
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

A reconciliation of Net Income (Loss) Attributable to Genesis Energy, L.P. to total Segment Margin for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income (Loss) Attributable to Genesis Energy, L.P.	$(8,744)	$49,344	$2,609	$47,700
Corporate general and administrative expenses	20,007	18,487	36,056	34,251
Depreciation, depletion, amortization and accretion	80,386	71,754	156,929	147,689
Interest expense, net	70,870	61,623	139,604	122,477
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	4,879	5,867	11,687	12,148
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	(5,860)	2,888	(10,941)	30,020
Other non-cash items	(2,496)	(7,197)	(4,685)	(9,658)
Loss on debt extinguishment(2)	1,429	3	1,429	1,812
Differences in timing of cash receipts for certain contractual arrangements(3)	7,820	11,559	15,892	22,134
Income tax expense	22	290	831	1,174
Total Segment Margin	$168,313	$214,618	$349,411	$409,747
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)The three and six months ended June 30, 2024 includes the write-off of the unamortized issuance costs associated with the redemption of our 2026 Notes. The three and six months ended June 30,2023 includes the transaction costs associated with the tender and redemption of our 2024 Notes, as well as the write-off of the unamortized issuance costs associated with these notes.
(3)Includes the difference in timing of cash receipts from or billings to customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$80,577	$76,152	$161,982	$154,167
Offshore natural gas pipeline revenue, excluding non-cash revenues	11,507	15,367	25,837	29,423
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses	(22,395)	(18,272)	(43,153)	(35,814)
Distributions from equity investments(1)	16,442	20,053	39,271	43,462
Offshore pipeline transportation Segment Margin	$86,131	$93,300	$183,937	$191,238

Volumetric Data 100% basis:
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	296,325	258,939	297,319	246,606
Poseidon	280,248	288,384	286,085	301,698
Odyssey	64,213	59,924	63,955	62,774
GOPL(2)	1,465	2,380	1,911	2,185
Total crude oil offshore pipelines	642,251	609,627	649,270	613,263

Natural gas transportation volumes (MMBtus/day)	357,687	397,801	382,621	392,529

Volumetric Data net to our ownership interest(3):
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	189,648	165,721	190,284	157,828
Poseidon	179,359	184,566	183,094	193,087
Odyssey	18,622	17,378	18,547	18,204
GOPL(2)	1,465	2,380	1,911	2,185
Total crude oil offshore pipelines	389,094	370,045	393,836	371,304

Natural gas transportation volumes (MMBtus/day)	102,701	115,866	109,940	111,434
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

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Offshore pipeline transportation Segment Margin for the 2024 Quarter decreased $7.2 million, or 8%, from the 2023 Quarter primarily due to producer underperformance at two of our major host platforms and an increase in our operating costs during the 2024 Quarter. The increase in producer downtime was the result of several wells being shut in during the 2024 Quarter due to certain sub-sea operational and technical challenges that our producers had during the period. The production from these wells impacted our results as they are molecules that we touch multiple times throughout our oil and natural gas pipeline infrastructure. These decreases were partially offset by an increase in volumes during the 2024 Quarter on our CHOPS pipeline (which drove an overall increase in volumes) primarily due to the Argos Floating Production System (“FPS”), which supports BP’s operated Mad Dog 2 field development. The Argos FPS has continued to ramp up production levels and achieved production levels in excess of 120,000 barrels of oil per day in the 2024 Quarter, with 100% of the volumes flowing through our 64% owned and operated CHOPS pipeline for ultimate delivery to shore. Activity in and around our Gulf of Mexico asset base continues to be robust, including incremental in-field drilling at existing fields that tie into our infrastructure, such as the Warrior and Winterfell projects which produced first oil in late June 2024 and early July 2024, respectively.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Offshore pipeline transportation Segment Margin for the first six months of 2024 decreased $7.3 million, or 4%, from the first six months of 2023 primarily due to producer underperformance at two of our major host platforms and an increase in our operating costs during the 2024 Quarter. The increase in producer downtime was the result of several wells being shut in during the 2024 Quarter due to certain sub-sea operational challenges that our producers had during the period. The production from these wells impacted our results as they are molecules that we touch multiple times throughout our oil and natural gas pipeline infrastructure. These decreases were partially offset by an increase in volumes during the 2024 Quarter on our CHOPS pipeline (which drove an overall increase in volumes) primarily due to the Argos FPS. The Argos FPS has continued to ramp up production levels and achieved production levels in excess of 120,000 barrels of oil per day in the 2024 Quarter. Activity in and around our Gulf of Mexico asset base continues to be robust, including incremental in-field drilling at existing fields that tie into our infrastructure, such as the Warrior and Winterfell projects which produced first oil in late June 2024 and early July 2024, respectively.
Soda and Sulfur Services Segment
Operating results for our soda and sulfur services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Volumes sold:
Soda Ash volumes (short tons sold)	888,013	852,019	1,842,241	1,556,831
NaHS volumes (Dry short tons “DST”)	29,656	26,086	58,693	54,176
NaOH (caustic soda) volumes (DST)	16,034	20,346	36,784	40,522

Revenues (in thousands):
Revenues associated with Alkali Business(1)	$321,828	$385,891	$652,646	$748,830
NaHS revenues, excluding non-cash revenues	36,320	38,011	71,235	80,208
NaOH (caustic soda) revenues	12,455	17,334	25,368	35,795
Other revenues	1,197	1,288	2,618	2,773
Total external segment revenues, excluding non-cash revenues	$371,800	$442,524	$751,867	$867,606

Segment Margin (in thousands)	$41,611	$89,255	$86,993	$155,362
(1)See discussion above in “Results of Operations — Revenues and Costs and Expenses” regarding revenues associated with our Alkali Business.
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Soda and sulfur services Segment Margin for the 2024 Quarter decreased $47.6 million, or 53%, from the 2023 Quarter primarily due to lower export pricing in our Alkali Business and lower NaHS and caustic soda sales pricing in our sulfur services business during the 2024 Quarter, which were partially offset by higher soda ash sales volumes in the period.

In our Alkali Business, the 2024 Quarter was impacted by a decline in export pricing as compared to the 2023 Quarter as global supply has continued to outpace demand in most markets. Additionally, the 2024 Quarter was negatively impacted by temporary operational issues at our Westvaco facility that led to lower production volumes and reduced operating efficiencies. These were offset partially by higher soda ash sales volumes in the 2024 Quarter as production from our expanded Granger facility came online in the fourth quarter of 2023 and ramped up to its nameplate capacity of approximately 100,000 tons of production per month during the 2024 Quarter. We continue to expect to see a tightening of the global soda ash supply environment in the second half of the year, and with any demand uptick (from growing lithium and solar panel manufacturers) or a supply disruption, we could see the market shift back into a balance and yield a positive price movement.
In our sulfur services business, we experienced a decrease primarily due to a decline in NaHS and caustic soda pricing as a result of continued pressures on demand in South America. This decrease was partially offset by higher NaHS sales volumes in the 2024 Quarter as we experienced lower production and sales in the 2023 Quarter due to unplanned operational and weather-related outages at several of our host refineries.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Soda and sulfur services Segment Margin for the first six months of 2024 decreased $68.4 million, or 44%, from the first six months of 2023 primarily due to lower export pricing in our Alkali Business and lower NaHS and caustic soda sales pricing.
In our Alkali Business, the first six months of 2024 were impacted by a decline in export pricing as compared to the first six months of 2023 as global supply has continued to outpace demand in most markets. Additionally, the first six months of 2024 was negatively impacted by temporary operational issues at our facilities that led to lower production volumes and reduced operating efficiencies during the period. These were offset partially by higher soda ash sales volumes in the first six months of 2024 as production from our expanded Granger facility came online in the fourth quarter of 2023 and has since ramped up to its original nameplate production capacity of approximately 100,000 tons per month. Additionally, in the first quarter of 2023, we experienced extreme winter weather conditions that impacted our operations and certain supply functions, including rail service in and out of the Green River Basin. We continue to expect to see a tightening of the global soda ash supply environment in the second half of the year, and with any demand uptick (from growing lithium and solar panel manufacturers) or a supply disruption, we could see the market shift back into a balance and yield a positive price movement.
In our sulfur services business, we experienced a decrease in Segment Margin primarily due to a decrease in NaHS and caustic soda pricing as a result of continued pressures on demand in South America. This decrease was partially offset by higher NaHS sales volumes in the 2024 period as the first six months of 2023 experienced lower than expected production due to multiple factors, including: (i) a slower than expected ramp up in production from the completion of a major turnaround at one of our largest host refineries in the fourth quarter of 2022; and (ii) unplanned operational and weather-related outages at several of our host refineries during the 2023 Quarter.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 87 barges (78 inland and 9 offshore) with a combined transportation capacity of 3.0 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel capacity ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues (in thousands):
Inland freight revenues	$37,998	$31,890	$73,495	$63,093
Offshore freight revenues	26,054	26,876	53,350	53,882
Other rebill revenues(1)	17,819	18,577	38,600	43,594
Total segment revenues	$81,871	$77,343	$165,445	$160,569

Operating costs, excluding non-cash expenses (in thousands)	$50,328	$51,585	$102,539	$109,117

Segment Margin (in thousands)	$31,543	$25,758	$62,906	$51,452

Fleet Utilization:(2)
Inland Barge Utilization	100.0%	100.0%	100.0%	100.0%
Offshore Barge Utilization	94.9%	94.7%	97.0%	97.1%
(1)Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2)Utilization rates are based on a 365-day year, as adjusted for planned downtime and dry-docking.
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Marine transportation Segment Margin for the 2024 Quarter increased $5.8 million, or 22%, from the 2023 Quarter primarily due to higher day rates in our inland and offshore businesses, including the M/T American Phoenix, during the 2024 Quarter. The increase in day rates more than offset the impact to Segment Margin from the increased number of planned regulatory dry-docking days in our offshore fleet during the 2024 Quarter. Demand for our barge services to move intermediate and refined products remained high during the 2024 Quarter due to the continued strength of refinery utilization rates as well as the lack of new supply of similar type vessels (primarily due to higher construction costs and long lead times for construction) as well as the retirement of older vessels in the market. We expect this favorable demand and supply balance to continue throughout the rest of 2024.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Marine transportation Segment Margin for the first six months of 2024 increased $11.5 million, or 22%, from the first six months of 2023. This increase is primarily attributable to an increase in overall day rates in our inland and offshore businesses, including the M/T American Phoenix. The increase in day rates more than offset the impact to Segment Margin from the increased number of planned regulatory dry-docking days in our offshore fleet during the first six months of 2024. In addition, we have continued to see strong demand for our barge services to move intermediate and refined products keeping utilization rates high across both periods. The strong demand from our customers as well as the lack of new supply of similar type vessels and the retirement of older vessels in the market have contributed the increase in day rates discussed above. The M/T American Phoenix started a new three-and-a-half-year contract in January 2024 with a credit-worthy counterparty at the highest day rate we have received since we first purchased the vessel in 2014.

Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, trucks and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals and rail unloading facilities operating primarily within the U.S. Gulf Coast crude oil market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk purchased crude oil. Through these assets we offer our customers a full suite of services, including the following as of June 30, 2024:
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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Gathering, marketing, and logistics revenue	$177,246	$164,966	$352,609	$328,986
Crude oil pipeline tariffs and revenues	6,669	6,431	13,767	12,517
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(159,443)	(149,463)	(319,584)	(298,396)
Operating costs, excluding non-cash expenses	(17,422)	(17,473)	(34,345)	(34,516)
Other	1,978	1,844	3,128	3,104
Segment Margin	$9,028	$6,305	$15,575	$11,695

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas	65,229	66,505	74,923	65,278
Jay	5,332	5,952	5,396	5,481
Mississippi	2,789	4,737	2,800	4,872
Louisiana(1)	56,172	70,816	64,514	75,860
Onshore crude oil pipelines total	129,522	148,010	147,633	151,491

Crude oil and petroleum products sales	21,702	23,029	22,570	22,652
Rail unload volumes	19,811	—	10,526	—
(1)Total daily volumes for the three and six months ended June 30, 2024 include 19,356 and 24,766 Bbls/day, respectively, of intermediate refined products and include 36,269 and 39,059 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines. Total daily volumes for the three and six months ended June 30, 2023 include 29,891 and 30,703 Bbls/day, respectively, of intermediate refined products and 40,925 and 44,898 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Onshore facilities and transportation Segment Margin for the 2024 Quarter increased $2.7 million, or 43%, from the 2023 Quarter primarily due to an increase in our rail unload volumes at our Scenic Station facility.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Onshore facilities and transportation Segment Margin for the first six months of 2024 increased $3.9 million, or 33%, from the first six months of 2023 primarily due to an increase in our rail unload volumes at our Scenic Station facility and an increase in volumes on our Texas pipeline system, which is a key destination point for various grades of crude oil produced in the Gulf of Mexico including those transported on our 64% owned CHOPS pipeline.

Other Costs, Interest and Income Taxes
General and administrative expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$14,501	$13,384	$26,315	$24,496
Segment	920	967	1,875	1,920
Long-term incentive compensation expense	3,088	2,509	5,305	4,962
Third party costs related to business development activities and growth projects	37	71	60	105
Total general and administrative expenses	$18,546	$16,931	$33,555	$31,483
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Total general and administrative expenses for the 2024 Quarter increased by $1.6 million from the 2023 Quarter primarily due to higher corporate general and administrative expenses as a result of us conforming our short-term cash incentive programs to industry standards.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Total general and administrative expenses for the first six months of 2024 increased by $2.1 million from the first six months of 2023 primarily due to higher corporate general and administrative expenses as a result of us conforming our short-term cash incentive programs to industry standards.
Depreciation, depletion and amortization expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Depreciation and depletion expense	$74,681	$65,181	$145,512	$135,635
Amortization expense	2,932	3,246	5,872	5,952
Total depreciation, depletion and amortization expense	$77,613	$68,427	$151,384	$141,587
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Total depreciation, depletion and amortization expense for the 2024 Quarter increased by $9.2 million from the 2023 Quarter. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service, including the GOP (as defined further below), throughout the period and subsequent to the period ended June 30, 2023.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Total depreciation, depletion and amortization expense for the first six months of 2024 increased by $9.8 million from the first six months of 2023. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service throughout the period, including the GOP (as defined further below), and subsequent to the period ended June 30, 2023.

Interest expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees), net	$5,535	$5,095	$14,896	$9,491
Interest expense, Alkali senior secured notes	6,199	6,242	12,441	12,484
Interest expense, senior unsecured notes	68,047	57,873	129,628	114,185
Amortization of debt issuance costs, premium and discount	3,058	2,279	5,942	4,640
Capitalized interest	(11,969)	(9,866)	(23,303)	(18,323)
Interest expense, net	$70,870	$61,623	$139,604	$122,477
Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023
Interest expense, net for the 2024 Quarter increased by $9.2 million primarily due to an increase in interest on our senior secured credit facility and an increase in interest on our senior unsecured notes. The increase in interest expense associated with our senior secured credit facility is primarily due to an increase in the SOFR rate, which is one of the main components of our interest rate, compared to the 2023 Quarter, and a higher average outstanding indebtedness during the 2024 Quarter. The increase in interest expense associated with our senior unsecured notes was primarily related to: (i) the issuance of our 8.25% senior unsecured notes due January 15, 2029 (the “2029 Notes”) in December 2023, which have a higher principal and interest rate as compared to our 6.50% senior unsecured notes due October 1, 2025 (the “2025 Notes”) that were partially tendered in December 2023 and ultimately redeemed in January 2024; and (ii) the issuance of our 2032 Notes in May 2024, which have a higher principal and interest rate as compared to our 2026 Notes that were redeemed in June 2024.
These increases were partially offset by higher capitalized interest during the 2024 Quarter as a result of our increased capital expenditures associated with our offshore growth capital construction projects.
Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023
Interest expense, net for the first six months of 2024 increased $17.1 million primarily due to an increase in interest on our senior secured credit facility and an increase in interest on our senior unsecured notes. The increase in interest expense associated with our senior secured credit facility is primarily due to an increase in the SOFR rate, which is one of the main components of our interest rate, compared to the first six months of 2023, and a higher average outstanding indebtedness during the first six months of 2024. The increase in interest expense associated with our senior unsecured notes was primarily related to: (i) the issuance of our 2029 Notes in December 2023, which have a higher principal and interest rate as compared to our 2025 Notes that were partially tendered in December 2023 and ultimately redeemed in January 2024; and (ii) the issuance of our 2032 Notes in May 2024, which have a higher principal and interest rate as compared to our 2026 Notes that were redeemed in June 2024.
These increases were partially offset by higher capitalized interest during the first six months of 2024 as a result of our increased capital expenditures associated with our offshore growth capital construction projects.
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

Liquidity and Capital Resources
General
On December 7, 2023, we issued $600.0 million in aggregate principal amount of our 2029 Notes. Interest payments are due January 15 and July 15 of each year with the initial interest payment due on July 15, 2024. The issuance of our 2029 Notes generated net proceeds of approximately $583 million, after deducting the underwriters’ discount and issuance costs incurred. The net proceeds were used to purchase approximately $514 million of the 2025 Notes and pay the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended December 6, 2023. On December 8, 2023, we issued a notice of redemption for the remaining principal of approximately $21 million of our 2025 Notes, and discharged the indebtedness with respect to the 2025 Notes on December 28, 2023 by depositing the redemption amount with the trustee of the 2025 Notes for redemption of the 2025 Notes, all in accordance with the terms and conditions of the indenture governing the 2025 Notes.
On May 9, 2024, we issued $700.0 million in aggregate principal amount of the 2032 Notes. Interest payments are due May 15 and November 15 of each year with the initial interest payment due on November 15, 2024. The issuance of our 2032 Notes generated net proceeds of approximately $688 million, net of issuance costs incurred. The net proceeds were used to redeem our existing 2026 Notes, including the related accrued interest, and the remaining proceeds were used to repay a portion of the borrowing outstanding under our senior secured credit facility and for general partnership purposes.
On July 19, 2024, we entered into the Seventh Amended and Restated Credit Agreement (our “new credit agreement”) to replace our Sixth Amended and Restated Credit Agreement (our “credit agreement”). Our new credit agreement provides for a $900 million senior secured revolving credit facility that matures on September 1, 2028, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, unless; (i) if more than $150 million of our 8.000% senior unsecured notes due 2027 (the “2027 Notes”) remain outstanding as of October 16, 2026, the new credit agreement matures on such date; and (ii) if more than $150 million of our 7.750% senior unsecured notes due 2028 (the “2028 Notes”) remain outstanding as of November 2, 2027, the new credit agreement matures on such date.
The successful completion of our new credit agreement (including its extended maturity and increased borrowing capacity), and the refinancing of our previously held 2025 Notes and 2026 Notes has extended our maturity runway, and has provided us an ample amount of available borrowing capacity under our senior secured credit facility, subject to compliance with covenants in the new credit agreement, to, amongst other things, utilize for funding the remaining growth capital expenditures estimated to be associated with our offshore growth projects discussed below under “Growth Capital Expenditures”.
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

At June 30, 2024, our debt totaled approximately $4.0 billion, consisting of $134.8 million outstanding under our senior secured credit facility (including $17.2 million borrowed under the inventory sublimit tranche), $3.5 billion of senior unsecured notes and $419.2 million of Alkali senior secured notes (of which $12.3 million is current), which are secured by the ORRI Interests. Our senior unsecured notes balance is comprised of $981.2 million of our 2027 Notes, $679.4 million of our 2028 Notes, $600.0 million of our 2029 Notes, $500.0 million of our 2030 Notes, and $700.0 million of our 2032 Notes.
The available borrowing capacity under our senior secured credit facility at June 30, 2024 is $710.7 million, subject to compliance with covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
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
See Note 15 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities during the first six months of 2024 and the first six months of 2023.
Net cash flows provided by our operating activities for the six months ended June 30, 2024 were $230.6 million compared to $255.3 million for the six months ended June 30, 2023. The decrease in cash flows from operating activities is primarily attributable to a decrease in our reported Segment Margin in the first six months of 2024 relative to Segment Margin in the first six months of 2023, which was partially offset by positive changes in working capital for the first six months of 2024 compared to the first six months of 2023.

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

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$3,272	$2,044
Soda and sulfur services assets	29,711	29,682
Marine transportation assets	34,618	17,892
Onshore facilities and transportation assets	5,149	3,140
Information technology systems and corporate assets	861	541
Total maintenance capital expenditures	73,611	53,299
Growth capital expenditures:
Offshore pipeline transportation assets(1)	115,857	139,782
Soda and sulfur services assets	6,995	16,925
Marine transportation assets	7,224	2,155
Onshore facilities and transportation assets	8,064	553
Information technology systems and corporate assets	5,227	5,191
Total growth capital expenditures	143,367	164,606
Total capital expenditures for fixed and intangible assets	216,978	217,905
Capital expenditures related to equity investees	285	2,197
Total capital expenditures	$217,263	$220,102
(1)Growth capital expenditures in our offshore pipeline transportation segment for 2024 and 2023 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder (see further discussion below in “Growth Capital Expenditures”).
Growth Capital Expenditures
On September 23, 2019, we announced the Granger Optimization Project (“GOP”). During the fourth quarter of 2023, we completed the construction of the GOP and achieved first production.
During 2022, we entered into definitive agreements to provide transportation services for 100% of the crude oil production associated with two separate standalone deepwater developments that have a combined production capacity of approximately 160,000 barrels per day. In conjunction with these agreements, we are expanding the current capacity of our 64% owned CHOPS pipeline and constructing a new 100% owned, approximately 105 mile, 20” diameter crude oil pipeline, the SYNC pipeline, to connect one of the developments to our existing asset footprint in the Gulf of Mexico. We plan to complete the construction in late 2024 or early 2025 and will be ready for the producers’ plan for first oil achievement, which is currently expected in the second quarter of 2025. Additionally, in 2023 and 2024, we entered into several additional definitive agreements with existing producers to further commit additional volumes transported on our CHOPS pipeline. The producer agreements include long term take-or-pay arrangements and, accordingly, we are able to receive a project completion credit for purposes of calculating the leverage ratio under our credit agreement throughout the construction period.
We plan to fund our estimated growth capital expenditures utilizing the available borrowing capacity under our senior secured credit facility and our recurring cash flows generated from operations.

Maintenance Capital Expenditures
Maintenance capital expenditures incurred during the first six months of 2024 and 2023 primarily related to expenditures in our marine transportation segment to replace and upgrade certain equipment associated with our barge and fleet vessels during our planned and unplanned dry-docks and in our Alkali Business due to the costs to maintain our related equipment and facilities. Additionally, our offshore transportation assets require maintenance capital expenditures to replace, maintain and upgrade equipment at certain of our offshore platforms and pipelines that we operate. See further discussion under “Available Cash before Reserves” for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
On May 15, 2024, we paid a distribution to our common unitholders of $0.15 per common unit related to the first quarter of 2024. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per preferred unit (or $3.7892 on an annualized basis) for each preferred unit held of record. These distributions were paid on May 15, 2024 to unitholders holders of record at the close of business April 30, 2024.
In July 2024, we declared our quarterly distribution to our common unitholders of $0.15 per common unit totaling $18.4 million with respect to the 2024 Quarter and a distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on August 14, 2024 to unitholders of record at the close of business on July 31, 2024.
Guarantor Summarized Financial Information
Our $3.5 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), except GA ORRI and GA ORRI Holdings and certain other subsidiaries. The remaining non-guarantor subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries. See Note 10 in our Unaudited Condensed Consolidated Financial Statements for additional information regarding our consolidated debt obligations.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
June 30, 2024
(in thousands)
ASSETS(1):
Current assets	$828,624
Fixed assets and mineral leaseholds, net	3,832,816
Non-current assets	967,778

LIABILITIES AND CAPITAL:(2)
Current liabilities	747,037
Non-current liabilities	4,102,698
Class A Convertible Preferred Units	813,589

Statement of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Six Months Ended June 30, 2024
(in thousands)
Revenues(3)	$1,444,545
Operating costs	1,355,343
Operating income	89,202
Loss before income taxes	(10,342)
Net loss(2)	(11,172)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(43,788)
Net loss attributable to common unitholders	$(54,960)
(1)Excluded from assets in the table above are net intercompany receivables of $94.6 million that are owed to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of June 30, 2024.
(2)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
(3)Excluded from revenues in the table above are $1.4 million of sales from Guarantor Subsidiaries to non-Guarantor Subsidiaries for the six months ended June 30, 2024.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the “Non-GAAP Financial Measures” as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$(8,744)	$49,344
Income tax expense	22	290
Depreciation, depletion, amortization and accretion	80,386	71,754
Plus (minus) Select Items, net	6,344	14,959
Maintenance capital utilized(1)	(18,200)	(16,600)
Cash tax expense	(333)	(159)
Distributions to preferred unitholders	(21,894)	(23,314)
Available Cash before Reserves	$37,581	$96,274
(1)For a description of the term “maintenance capital utilized”, please see the definition of the term “Available Cash before Reserves” discussed below. Maintenance capital expenditures in the 2024 Quarter and 2023 Quarter were $47.1 million and $29.3 million, respectively.
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

		Three Months Ended June 30,
		2024	2023
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements(1)	$7,820	$11,559
	Certain non-cash items:
	Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	(5,860)	2,888
	Loss on debt extinguishment	1,429	3
	Adjustment regarding equity investees(2)	4,879	5,867
	Other	(2,496)	(7,197)
	Sub-total Select Items, net	5,772	13,120
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs	37	71
	Other	535	1,768
	Total Select Items, net(3)	$6,344	$14,959
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
Item 4. Controls and Procedures
We maintain disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in our filings as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our chief executive officer and chief financial officer, with the participation of our management, have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective in ensuring that material information required to be disclosed in this Quarterly Report on Form 10-Q is accumulated and communicated to them and our management to allow timely decisions regarding required disclosures.
There were no changes during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
4.2
Twenty-First Supplemental Indenture, dated as of May 9, 2024, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated May 9, 2024, File No.001-12295).

*	10.1
Seventh Amended and Restated Credit Agreement, dated as of July 19, 2024, among Genesis Energy, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto.

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	August 1, 2024	By:	/s/ KRISTEN O. JESULAITIS
Kristen O. Jesulaitis
Chief Financial Officer
(Duly Authorized Officer)