Form 10-Q
period 2024-09-30
GENESIS ENERGY LP
filed 2024-10-31
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,424,321 Class A Common Units and 39,997 Class B Common Units outstanding as of October 30, 2024.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,964	$9,234
Restricted cash	18,804	18,804
Accounts receivable - trade, net	745,608	759,547
Inventories	110,687	135,231
Other	37,286	41,234
Total current assets	925,349	964,050
FIXED ASSETS, at cost	6,775,786	6,500,897
Less: Accumulated depreciation	(2,143,320)	(1,972,596)
Net fixed assets	4,632,466	4,528,301
MINERAL LEASEHOLDS, net of accumulated depletion	536,922	540,520
EQUITY INVESTEES	245,288	263,829
INTANGIBLE ASSETS, net of amortization	142,071	141,537
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	225,389	240,341
OTHER ASSETS, net of amortization	49,187	38,241
TOTAL ASSETS	$7,058,631	$7,018,778
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$538,980	$588,924
Accrued liabilities	358,055	378,523
Total current liabilities	897,035	967,447
SENIOR SECURED CREDIT FACILITY	207,600	298,300
SENIOR UNSECURED NOTES, net of debt issuance costs, discount and premium	3,419,025	3,062,955
ALKALI SENIOR SECURED NOTES, net of debt issuance costs and discount	382,391	391,592
DEFERRED TAX LIABILITIES	16,318	17,510
OTHER LONG-TERM LIABILITIES	541,874	570,197
Total liabilities	5,464,243	5,308,001

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 23,111,918 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	813,589	813,589
PARTNERS’ CAPITAL:
Common unitholders, 122,464,318 units issued and outstanding at September 30, 2024 and December 31, 2023, respectively	371,371	519,698
Accumulated other comprehensive income	8,310	8,040
Noncontrolling interests	401,118	369,450
Total partners’ capital	780,799	897,188
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$7,058,631	$7,018,778
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUES:
Offshore pipeline transportation	$101,119	$106,297	$302,133	$289,151
Soda and sulfur services	370,065	423,575	1,161,007	1,331,078
Marine transportation	78,496	80,220	243,941	240,789
Onshore facilities and transportation	164,617	197,526	533,582	541,874
Total revenues	714,297	807,618	2,240,663	2,402,892
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	30,303	23,651	88,013	71,515
Soda and sulfur services operating costs	333,844	344,963	1,029,102	1,123,850
Marine transportation operating costs	47,219	53,371	150,229	162,955
Onshore facilities and transportation product costs	137,440	171,142	456,983	469,627
Onshore facilities and transportation operating costs	18,395	17,648	53,522	52,867
General and administrative	15,042	16,770	48,597	48,253
Depreciation, depletion and amortization	81,837	68,379	233,221	209,966
Total costs and expenses	664,080	695,924	2,059,667	2,139,033
OPERATING INCOME	50,217	111,694	180,996	263,859
Equity in earnings of equity investees	11,634	17,242	40,288	49,606
Interest expense, net	(71,984)	(61,580)	(211,588)	(184,057)
Other expense	—	—	(1,429)	(1,812)
Income (loss) from operations before income taxes	(10,133)	67,356	8,267	127,596
Income tax benefit (expense)	846	(574)	15	(1,748)
NET INCOME (LOSS)	(9,287)	66,782	8,282	125,848
Net income attributable to noncontrolling interests	(7,890)	(8,712)	(22,850)	(20,078)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(17,177)	$58,070	$(14,568)	$105,770
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(21,894)	(22,308)	(65,682)	(69,220)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$(39,071)	$35,762	$(80,250)	$36,550
NET INCOME (LOSS) PER COMMON UNIT (Note 12):
Basic and Diluted	$(0.32)	$0.29	$(0.66)	$0.30
WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,464	122,521	122,464	122,559
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(9,287)	$66,782	$8,282	$125,848
Other comprehensive income:
Decrease in benefit plan liability	110	122	270	365
Total Comprehensive income (loss)	(9,177)	66,904	8,552	126,213
Comprehensive income attributable to noncontrolling interests	(7,890)	(8,712)	(22,850)	(20,078)
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$(17,067)	$58,192	$(14,298)	$106,135

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, June 30, 2024	122,464	$428,812	$394,380	$8,200	$831,392
Net income (loss)	—	(17,177)	7,890	—	(9,287)
Cash distributions to partners	—	(18,370)	—	—	(18,370)
Cash distributions to noncontrolling interests	—	—	(10,242)	—	(10,242)
Cash contributions from noncontrolling interests	—	—	9,090	—	9,090
Other comprehensive income	—	—	—	110	110
Distributions to Class A Convertible Preferred unitholders	—	(21,894)	—	—	(21,894)
Partners’ capital, September 30, 2024	122,464	$371,371	$401,118	$8,310	$780,799

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, June 30, 2023	122,579	$531,291	$334,225	$6,357	$871,873
Repurchase of Class A Common Units	(115)	(1,044)	—	—	(1,044)
Net income	—	58,070	8,712	—	66,782
Cash distributions to partners	—	(18,387)	—	—	(18,387)
Cash distributions to noncontrolling interests	—	—	(10,980)	—	(10,980)
Cash contributions from noncontrolling interests	—	—	25,920	—	25,920
Other comprehensive income	—	—	—	122	122
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(22,308)	—	—	(22,308)
Partners’ capital, September 30, 2023	122,464	$547,622	$357,877	$6,479	$911,978

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, December 31, 2023	122,464	$519,698	$369,450	$8,040	$897,188
Net income (loss)	—	(14,568)	22,850	—	8,282
Cash distributions to partners	—	(55,110)	—	—	(55,110)
Cash distributions to noncontrolling interests	—	—	(29,439)	—	(29,439)
Cash contributions from noncontrolling interests	—	—	25,290	—	25,290
Non-cash contribution to noncontrolling interests	—	(12,967)	12,967	—	—
Other comprehensive income	—	—	—	270	270
Distributions to Class A Convertible Preferred unitholders	—	(65,682)	—	—	(65,682)
Partners’ capital, September 30, 2024	122,464	$371,371	$401,118	$8,310	$780,799

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, December 31, 2022	122,579	$567,277	$310,162	$6,114	$883,553
Repurchase of Class A Common Units	(115)	(1,044)	—	—	(1,044)
Net income	—	105,770	20,078	—	125,848
Cash distributions to partners	—	(55,161)	—	—	(55,161)
Cash distributions to noncontrolling interests	—	—	(33,203)	—	(33,203)
Cash contributions from noncontrolling interests	—	—	60,840	—	60,840
Other comprehensive income	—	—	—	365	365
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(69,220)	—	—	(69,220)
Partners’ capital, September 30, 2023	122,464	$547,622	$357,877	$6,479	$911,978
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,282	$125,848
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	233,221	209,966
Amortization and write-off of debt issuance costs, premium and discount	10,319	8,206
Equity in earnings of investments in equity investees	(40,288)	(49,606)
Cash distributions of earnings of equity investees	40,144	48,625
Non-cash effect of long-term incentive compensation plans	8,120	15,236
Deferred and other tax liabilities	(1,192)	925
Unrealized losses (gains) on derivative transactions	(9,364)	17,721
Other, net	8,972	15,839
Net changes in components of operating assets and liabilities (Note 15)	59,752	3,604
Net cash provided by operating activities	317,966	396,364
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(466,088)	(395,768)
Cash distributions received from equity investees - return of investment	18,685	19,600
Investments in equity investees	(285)	(4,463)
Proceeds from asset sales	11,302	307
Other, net	—	4,332
Net cash used in investing activities	(436,386)	(375,992)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,060,000	829,776
Repayments on senior secured credit facility	(1,150,700)	(836,776)
Proceeds from issuance of senior unsecured notes (Note 10)	700,000	500,000
Repayment of senior unsecured notes (Note 10)	(339,310)	(341,135)
Repayment of Alkali senior secured notes (Note 10)	(8,695)	—
Debt issuance costs	(17,685)	(14,675)
Contributions from noncontrolling interests	25,290	60,840
Distributions to noncontrolling interests	(29,439)	(33,203)
Distributions to common unitholders	(55,110)	(55,161)
Distributions to Class A Convertible Preferred unitholders	(65,682)	(71,333)
Redemption of Class A Convertible Preferred Units (Note 11)	—	(50,000)
Repurchase of Class A Common Units (Note 11)	—	(1,044)
Other, net	3,481	5,677
Net cash provided by (used in) financing activities	122,150	(7,034)
Net increase in cash, cash equivalents and restricted cash	3,730	13,338
Cash, cash equivalents and restricted cash at beginning of period	28,038	26,567
Cash, cash equivalents and restricted cash at end of period	$31,768	$39,905
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
Except for per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.
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
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30, 2024
	Offshore pipeline transportation	Soda and sulfur services	Marine transportation	Onshore facilities and transportation	Consolidated
Fee-based revenues	$101,119	$—	$78,496	$17,444	$197,059
Product Sales	—	353,019	—	147,173	500,192
Refinery Services	—	17,046	—	—	17,046
	$101,119	$370,065	$78,496	$164,617	$714,297

	Three Months Ended September 30, 2023
	Offshore pipeline transportation	Soda and sulfur services	Marine transportation	Onshore facilities and transportation	Consolidated
Fee-based revenues	$106,297	$—	$80,220	$16,769	$203,286
Product Sales	—	399,329	—	180,757	580,086
Refinery Services	—	24,246	—	—	24,246
	$106,297	$423,575	$80,220	$197,526	$807,618

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the disaggregation of our revenues by major category for the nine months ended September 30, 2024 and 2023, respectively:

	Nine Months Ended September 30, 2024
	Offshore pipeline transportation	Soda and sulfur services	Marine transportation	Onshore facilities and transportation	Consolidated
Fee-based revenues	$302,133	$—	$243,941	$51,167	$597,241
Product Sales	—	1,100,648	—	482,415	1,583,063
Refinery Services	—	60,359	—	—	60,359
	$302,133	$1,161,007	$243,941	$533,582	$2,240,663

	Nine Months Ended September 30, 2023
	Offshore pipeline transportation	Soda and sulfur services	Marine transportation	Onshore facilities and transportation	Consolidated
Fee-based revenues	$289,151	$—	$240,789	$44,850	$574,790
Product Sales	—	1,262,454	—	497,024	1,759,478
Refinery Services	—	68,624	—	—	68,624
	$289,151	$1,331,078	$240,789	$541,874	$2,402,892
The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time for delivery of products.
Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at December 31, 2023 and September 30, 2024:

	Contract Assets	Contract Liabilities
	Other Assets, net of amortization	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2023	$859	$11,460	$112,734
Balance at September 30, 2024	1,788	38,631	92,317
Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the aggregate amount of our transaction prices that are allocated to unsatisfied performance obligations as of September 30, 2024. However, we are permitted to utilize the following exemptions:
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
Remainder of 2024	$36,110	$6,456
2025	153,719	25,853
2026	124,324	26,170
2027	78,445	13,864
2028	45,937	10,000
Thereafter	124,320	2,500
Total	$562,855	$84,843
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
Inventories principally relate to finished goods (soda ash) that have been supplied by current or former members of ANSAC. “Fixed assets, at cost” relate to leasehold improvements, and “Intangible assets, net of amortization” relate to the assets supporting our logistical and marketing footprint, and both have an estimated useful life of ten years, which is consistent with the term of our primary lease facilitating our logistics operations. “Right of use assets, net” and our corresponding lease liabilities, which are recorded within “Accrued liabilities” and “Other long-term liabilities,” are associated with our right to use certain assets to store and load finished goods, the vessels we utilize to ship finished goods to distributors and end users, as well as office space.

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

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Consolidated financial operating results:
Revenues	$807,618	$2,402,892
Net Income Attributable to Genesis Energy, L.P.	58,070	105,770
Net Income Attributable to Common Unitholders	35,762	36,550
Basic and diluted earnings per common unit:
As reported net income per common unit	$0.29	$0.30
Pro forma net income per common unit	$0.29	$0.30

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
Operating Leases
During the three and nine months ended September 30, 2024 and 2023, we acted as a lessor in a revenue contract associated with our 330,000 barrel-capacity ocean going tanker, the M/T American Phoenix, included in our marine transportation segment. Our lease revenues for this arrangement were $7.2 million and $6.0 million for the three months ended September 30, 2024 and 2023, respectively, and $21.1 million and $17.7 million for the nine months ended September 30, 2024 and 2023, respectively.
The M/T American Phoenix is under contract through mid-2027. For the remainder of 2024, 2025, 2026, and through the expiration of the contract in 2027, we expect to receive undiscounted cash flows from lease payments of $7.2 million, $29.6 million, $30.7 million and $15.2 million, respectively. Our agreements generally contain clauses that may limit the use of the asset or require certain actions be taken by the lessee to maintain the asset for future performance.

6. Inventories
The major components of inventories were as follows:

	September 30, 2024	December 31, 2023
Crude oil	$31,783	$22,320
Caustic soda	6,496	9,150
NaHS	8,881	17,605
Raw materials - Alkali Business	9,291	8,355
Work-in-process - Alkali Business	3,416	11,404
Finished goods, net - Alkali Business	30,601	48,706
Materials and supplies, net - Alkali Business	20,219	17,691
Total	$110,687	$135,231
Inventories are valued at the lower of cost or net realizable value. As of September 30, 2024 and December 31, 2023, the net realizable value of inventories were below their respective cost by $0.4 million and $0.2 million, respectively, which triggered a reduction of the value of inventory in our Unaudited Condensed Consolidated Financial Statements by these amounts.
Materials and supplies include chemicals, maintenance supplies and spare parts, which will be consumed in the mining of trona ore and production of soda ash processes.
7. Fixed Assets, Mineral Leaseholds and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	September 30, 2024	December 31, 2023
Crude oil and natural gas pipelines and related assets	$2,954,454	$2,945,215
Alkali facilities, machinery and equipment	1,171,084	1,147,291
Onshore facilities, machinery and equipment	292,186	271,271
Transportation equipment	32,399	24,913
Marine vessels	1,033,398	1,021,080
Land, buildings and improvements	299,939	293,733
Office equipment, furniture and fixtures	26,330	25,029
Construction in progress(1)	939,331	731,197
Other	26,665	41,168
Fixed assets, at cost	6,775,786	6,500,897
Less: Accumulated depreciation	(2,143,320)	(1,972,596)
Net fixed assets	$4,632,466	$4,528,301
(1)Construction in progress primarily relates to our ongoing offshore growth capital projects, which are expected to be completed in 2025, and represents 100% of the costs incurred, including those funded by our noncontrolling interest holder.
Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	September 30, 2024	December 31, 2023
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(29,097)	(25,499)
Mineral leaseholds, net of accumulated depletion	$536,922	$540,520

Our depreciation and depletion expense for the periods presented were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense	$77,269	$64,104	$220,295	$197,590
Depletion expense	1,112	1,107	3,598	3,256
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2023:

ARO liability balance, December 31, 2023	$243,708
Accretion expense	8,331
Settlements	(357)
ARO liability balance, September 30, 2024	$251,682
At September 30, 2024 and December 31, 2023, $25.8 million and $26.1 million are included as current in “Accrued liabilities” on our Unaudited Condensed Consolidated Balance Sheets, respectively. The remainder of the ARO liability as of September 30, 2024 and December 31, 2023 is included in “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheets.
Certain of our unconsolidated affiliates have AROs recorded at September 30, 2024 and December 31, 2023 relating to contractual agreements and regulatory requirements. In addition, certain entities that we consolidate have non-controlling interest owners that are responsible for their representative share of future costs of the related ARO liability. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
8. Equity Investees
We account for our ownership in certain of our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At September 30, 2024 and December 31, 2023, the unamortized excess cost amounts totaled $280.7 million and $291.4 million, respectively. We amortize the differences in carrying value as changes in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Genesis’ share of operating earnings	$15,200	$20,808	$50,986	$60,304
Amortization of differences attributable to Genesis’ carrying value of equity investments	(3,566)	(3,566)	(10,698)	(10,698)
Equity in earnings of equity investees	$11,634	$17,242	$40,288	$49,606
Distributions received(1)	$18,488	$23,629	$58,829	$68,141
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

9. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Offshore pipeline contract intangibles	$158,101	$76,277	$81,824	$158,101	$70,036	$88,065
Other	80,477	20,230	60,247	70,974	17,502	53,472
Total	$238,578	$96,507	$142,071	$229,075	$87,538	$141,537

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amortization of intangible assets	$3,309	$3,069	$8,969	$8,747
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2024	$2,855
	2025	15,632
	2026	15,159
	2027	14,706
	2028	14,448
10. Debt
Our obligations under debt arrangements consisted of the following:

	September 30, 2024			December 31, 2023
	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value
Senior secured credit facility(1)	$207,600	$—	$207,600	$298,300	$—	$298,300
6.250% senior unsecured notes due 2026	—	—	—	339,310	1,746	337,564
8.000% senior unsecured notes due 2027	981,245	2,568	978,677	981,245	3,549	977,696
7.750% senior unsecured notes due 2028	679,360	4,997	674,363	679,360	6,121	673,239
8.250% senior unsecured notes due 2029	600,000	14,804	585,196	600,000	17,202	582,798
8.875% senior unsecured notes due 2030	500,000	7,347	492,653	500,000	8,342	491,658
7.875% senior unsecured notes due 2032	700,000	11,864	688,136	—	—	—
5.875% Alkali senior secured notes due 2042(2)	416,305	21,195	395,110	425,000	21,791	403,209
Total long-term debt	$4,084,510	$62,775	$4,021,735	$3,823,215	$58,751	$3,764,464
(1)Unamortized debt issuance costs associated with our senior secured credit facility (included in “Other Assets, net of amortization” on the Unaudited Condensed Consolidated Balance Sheets), were $8.0 million and $5.7 million as of September 30, 2024 and December 31, 2023, respectively.
(2)As of September 30, 2024 and December 31, 2023, $12.7 million and $11.6 million, respectively, of the principal balance are considered current and included within “Accrued liabilities” on the Unaudited Condensed Consolidated Balance Sheets.

Senior Secured Credit Facility
On July 19, 2024, we entered into the Seventh Amended and Restated Credit Agreement (our “credit agreement”) to replace our Sixth Amended and Restated Credit Agreement. Our credit agreement provides for a $900 million senior secured revolving credit facility. The credit agreement matures on September 1, 2028, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, unless: (i) if more than $150 million of our 8.000% senior unsecured notes due January 15, 2027 (the “2027 Notes”) remain outstanding as of October 16, 2026, the credit agreement matures on such date; and (ii) if more than $150 million of our 7.750% senior unsecured notes due February 1, 2028 (the “2028 Notes”) remain outstanding as of November 2, 2027, the credit agreement matures on such date.
At September 30, 2024, the key terms for rates under our senior secured credit facility (which are dependent on our leverage ratio as defined in the credit agreement) are as follows:
•The interest rate on borrowings may be based on an alternate base rate or Term Secured Overnight Financing Rate (“SOFR”), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our credit agreement) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. The Adjusted Term SOFR is equal to the sum of (a) the Term SOFR rate (as defined in our credit agreement) for such period plus (b) the Term SOFR Adjustment of 0.1% plus (c) the applicable margin. The applicable margin varies from 2.25% to 3.50% on Term SOFR borrowings and from 1.25% to 2.50% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At September 30, 2024, the applicable margins on our borrowings were 2.00% for alternate base rate borrowings and 3.00% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fee rates range from 2.25% to 3.50% based on our leverage ratio as computed under the credit agreement and can fluctuate quarterly. At September 30, 2024, our letter of credit rate was 3.00%.
•We pay a commitment fee on the unused portion of the senior secured revolving credit facility. The commitment fee rates on the unused committed amount will range from 0.30% to 0.50% per annum depending on our leverage ratio. At September 30, 2024, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the senior secured credit facility by an additional $150 million, subject to lender consent and certain other customary conditions.
At September 30, 2024, we had $207.6 million borrowed under our senior secured credit facility, with $24.2 million of the borrowed amount designated as a loan under the inventory sublimit of $200 million. Our credit agreement allows up to $50 million of the capacity to be used for letters of credit, of which $4.5 million was outstanding at September 30, 2024. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings, periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our senior secured credit facility at September 30, 2024 was $687.9 million, subject to compliance with covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Alkali Senior Secured Notes Issuance
The agreement governing our 5.875% senior secured notes due 2042 (the “Alkali senior secured notes”) requires principal repayments on the last day of each quarter commencing with the quarter ended March 31, 2024. We made principal payments on our Alkali senior secured notes of $8.7 million for the nine months ending September 30, 2024. As of September 30, 2024, principal repayments totaling $73.2 million are due within the next five years, with the remaining quarterly principal repayments due thereafter through March 31, 2042. As of September 30, 2024, $12.7 million of the principal balance is considered current and included within “Accrued liabilities” on the Unaudited Condensed Consolidated Balance Sheet. We are required to maintain a certain level of cash in a liquidity reserve account (owned by GA ORRI, LLC (“GA ORRI”)) to be held as collateral for future interest and principal payments as calculated and described in the agreement governing the Alkali senior secured notes. As of September 30, 2024 and December 31, 2023, our liquidity reserve account had a balance of $18.8 million, which is classified as “Restricted cash” on the Unaudited Condensed Consolidated Balance Sheets.

Senior Unsecured Note Transactions
On May 9, 2024, we issued $700.0 million in aggregate principal amount of 7.875% senior unsecured notes due May 15, 2032 (the “2032 Notes”). Interest payments are due May 15 and November 15 of each year with the initial interest payment due on November 15, 2024. The issuance of our 2032 Notes generated net proceeds of approximately $688 million, net of issuance costs incurred. The net proceeds were used to redeem all of our existing 6.25% senior unsecured notes due May 15, 2026 (the “2026 Notes”), $339.3 million in principal amount of which were outstanding, and pay the related accrued interest. The remaining proceeds were used to repay a portion of the borrowings outstanding under our senior secured credit facility and for general partnership purposes. We incurred a loss of $1.4 million associated with the write-off of the related unamortized debt issuance costs on our 2026 Notes, which is recorded as “Other expense” in our Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2024.
On January 25, 2023, we issued $500.0 million in aggregate principal amount of 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”). Interest payments are due April 15 and October 15 of each year with the initial interest payment due on October 15, 2023. The issuance generated net proceeds of approximately $491 million, net of issuance costs incurred. The net proceeds were used to purchase $316.3 million of our existing 5.625% senior unsecured notes due June 15, 2024 (the “2024 Notes”), including the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended January 24, 2023. The remaining proceeds at that time were used to repay a portion of the borrowings outstanding under our senior secured credit facility and for general partnership purposes. On January 26, 2023, we issued a notice of redemption for the remaining principal of $24.8 million of our 2024 Notes and discharged the indebtedness with respect to the 2024 Notes on February 14, 2023. We incurred a loss of $1.8 million on the tender and redemption of the 2024 Notes, inclusive of our transactions costs and write-off of the related unamortized debt issuance costs, which is recorded as “Other expense” in our Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2023.
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
11. Partners’ Capital, Mezzanine Capital and Distributions
At September 30, 2024, our outstanding common units consisted of 122,424,321 Class A Common Units and 39,997 Class B Common Units. The Class A Common Units are traditional common units in us. The Class B Common Units are identical to the Class A Common Units and, accordingly, have voting and distribution rights equivalent to those of the Class A Common Units, and, in addition, the Class B Common Units have the right to elect all of our board of directors and are convertible into Class A Common Units under certain circumstances, subject to certain exceptions. At September 30, 2024, we had 23,111,918 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
In an effort to return capital to our investors, we announced a common equity repurchase program (the “Repurchase Program”) on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program will be reviewed no later than December 31, 2024 and may be suspended or discontinued at any time prior thereto. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be canceled. During 2023, we repurchased and cancelled a total of 114,900 Class A Common Units at an average price of approximately $9.09 per unit for a total purchase price of $1.0 million, including commissions. We have not repurchased any Class A Common Units in 2024.

Distributions
We paid, or will pay, the following cash distributions to our common unitholders in 2023 and 2024:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2023
1st Quarter	May 15, 2023	$0.150	$18,387
2nd Quarter	August 14, 2023	$0.150	$18,387
3rd Quarter	November 14, 2023	$0.150	$18,370
4th Quarter	February 14, 2024	$0.150	$18,370
2024
1st Quarter	May 15, 2024	$0.150	$18,370
2nd Quarter	August 14, 2024	$0.150	$18,370
3rd Quarter(1)	November 14, 2024	$0.165	$20,207
(1)This distribution was declared in October 2024 and will be paid to unitholders of record as of October 31, 2024.

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
On April 3, 2023 and July 3, 2023, we entered into purchase agreements with the Class A Convertible Preferred unitholders whereby we redeemed a total of 1,483,240 Class A Convertible Preferred Units (the “Redeemed Units”) at an average purchase price of $33.71 per unit. The Redeemed Units had a carrying value of $35.20 per unit resulting in returns attributable to the Class A Convertible Preferred Units
Net Income (Loss) Attributable to Genesis Energy, L.P. is adjusted for distributions and returns attributable to the Class A Convertible Preferred Units that accumulate in the period to arrive at Net Income (Loss) attributable to Common Unitholders. Net Income (Loss) Attributable to Genesis Energy, L.P. was reduced by $21.9 million and $65.7 million for the three and nine months ending September 30, 2024, respectively, and $23.3 million and $71.3 million for the three and nine months ending September 30, 2023, respectively, due to Class A Convertible Preferred Unit distributions paid in the period (Class A Convertible Preferred Unit distributions are summarized in the table below). For the three and nine months ended September 30, 2023, Net Income (Loss) Attributable to Genesis Energy L.P. was increased by $1.0 million and $2.1 million, respectively, due to returns attributable to the Class A Convertible Preferred Units accumulated in the period.
As of September 30, 2024, we will not be required to further adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would become redeemable. Once redemption becomes probable, we would adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date redemption first becomes probable and the date the units can first be redeemed.

We paid, or will pay, by the dates noted below, the following cash distributions to our Class A Convertible Preferred unitholders in 2023 and 2024:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2023
1st Quarter	May 15, 2023	$0.9473	$24,002
2nd Quarter	August 14, 2023	$0.9473	$23,314
3rd Quarter	November 14, 2023	$0.9473	$22,612
4th Quarter	February 14, 2024	$0.9473	$21,894
2024
1st Quarter	May 15, 2024	$0.9473	$21,894
2nd Quarter	August 14, 2024	$0.9473	$21,894
3rd Quarter(1)	November 14, 2024	$0.9473	$21,894
(1)This distribution was declared in October 2024 and will be paid to unitholders of record as of October 31, 2024.
Noncontrolling Interests
We own a 64% membership interests in Cameron Highway Oil Pipeline Company, LLC (“CHOPS”) and are the operator of its pipeline and associated assets (the “CHOPS pipeline”). We also own an 80% membership interest in Independence Hub, LLC. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our Unaudited Condensed Consolidated Balance Sheets amounts shown as noncontrolling interests in equity.
12. Net Income (Loss) Per Common Unit
Basic net income (loss) per common unit is computed by dividing net income (loss) attributable to Genesis Energy, L.P., after considering income attributable to our Class A preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income (loss) per common unit calculation for the period being presented. The numerator is adjusted for distributions declared in the period, undeclared distributions that accumulated during the period, and any returns that accumulated in the period. For the three and nine months ended September 30, 2024 and 2023, the effect of the assumed conversion of all the outstanding Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table reconciles net income (loss) attributable to Genesis Energy, L.P. and weighted average units used in computing basic and diluted net income (loss) per common unit (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Genesis Energy, L.P.	$(17,177)	$58,070	$(14,568)	$105,770
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(21,894)	(22,308)	(65,682)	(69,220)
Net income (loss) attributable to common unitholders	$(39,071)	$35,762	$(80,250)	$36,550

Weighted average outstanding units	122,464	122,521	122,464	122,559

Basic and diluted net income (loss) per common unit	$(0.32)	$0.29	$(0.66)	$0.30

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

Segment information for the periods presented below was as follows:

	Offshore pipeline transportation	Soda and sulfur services	Marine transportation	Onshore facilities and transportation	Total
Three Months Ended September 30, 2024
Segment Margin(1)	$72,149	$38,188	$31,068	$9,703	$151,108
Capital expenditures(2)	$74,461	$30,280	$30,424	$2,112	$137,277
Revenues:
External customers	$101,119	$372,146	$78,496	$162,536	$714,297
Intersegment(3)	—	(2,081)	—	2,081	—
Total revenues of reportable segments	$101,119	$370,065	$78,496	$164,617	$714,297
Three Months Ended September 30, 2023
Segment Margin(1)	$109,267	$61,957	$27,126	$9,547	$207,897
Capital expenditures(2)	$149,489	$36,502	$12,496	$6,696	$205,183
Revenues:
External customers	$101,985	$425,913	$80,220	$199,500	$807,618
Intersegment(3)	4,312	(2,338)	—	(1,974)	—
Total revenues of reportable segments	$106,297	$423,575	$80,220	$197,526	$807,618
Nine Months Ended September 30, 2024
Segment Margin(1)	$256,086	$125,181	$93,974	$25,278	$500,519
Capital expenditures(2)	$193,875	$66,986	$72,266	$15,325	$348,452
Revenues:
External customers	$302,133	$1,167,325	$243,941	$527,264	$2,240,663
Intersegment(3)	—	(6,318)	—	6,318	—
Total revenues of reportable segments	$302,133	$1,161,007	$243,941	$533,582	$2,240,663
Nine Months Ended September 30, 2023
Segment Margin(1)	$300,505	$217,319	$78,578	$21,242	$617,644
Capital expenditures(2)	$293,187	$83,109	$32,543	$10,714	$419,553
Revenues:
External customers	$284,839	$1,337,897	$240,789	$539,367	$2,402,892
Intersegment(3)	4,312	(6,819)	—	2,507	—
Total revenues of reportable segments	$289,151	$1,331,078	$240,789	$541,874	$2,402,892
(1)A reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin for the periods is presented below.
(2)Capital expenditures include maintenance and growth capital expenditures, such as fixed asset additions (including enhancements to existing facilities and construction of growth projects) as well as contributions to equity investees, if any.
(3)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
Total assets by reportable segment were as follows:

	September 30, 2024	December 31, 2023
Offshore pipeline transportation	$2,699,539	$2,580,032
Soda and sulfur services	2,576,160	2,705,350
Marine transportation	642,190	645,020
Onshore facilities and transportation	1,059,182	1,019,113
Other assets	81,560	69,263
Total consolidated assets	$7,058,631	$7,018,778

Reconciliation of Net income (loss) attributable to Genesis Energy, L.P. to total Segment Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) attributable to Genesis Energy, L.P.	$(17,177)	$58,070	$(14,568)	$105,770
Corporate general and administrative expenses	13,175	18,329	49,231	52,580
Depreciation, depletion, amortization and accretion	84,610	71,099	241,539	218,788
Interest expense, net	71,984	61,580	211,588	184,057
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	6,855	6,387	18,542	18,535
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	1,606	(12,299)	(9,335)	17,721
Other non-cash items	(1,573)	(7,228)	(6,258)	(16,886)
Loss on extinguishment of debt	—	—	1,429	1,812
Differences in timing of cash receipts for certain contractual arrangements(2)	(7,526)	11,385	8,366	33,519
Income tax expense (benefit)	(846)	574	(15)	1,748
Total Segment Margin	$151,108	$207,897	$500,519	$617,644
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
14. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Revenues from services and fees to Poseidon(1)	$4,249	$4,812	$15,257	$13,858
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$495	$495
Charges for products purchased from Poseidon(1)	283	6,797	867	8,834
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
Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the three and nine months ended September 30, 2024 include $2.6 million and $7.8 million, respectively, of fees we earned through the provision of services under that agreement. Our revenues for the three and nine months ended September 30, 2023 include $2.5 million and $7.5 million, respectively, of fees we earned through the provision of services under that agreement. At September 30, 2024 and December 31, 2023, Poseidon owed us $1.5 million and $1.9 million for services rendered, respectively.

15. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Nine Months Ended September 30,
	2024	2023
(Increase) decrease in:
Accounts receivable	$14,487	$54,474
Inventories	39,078	(29,281)
Deferred charges	(1,649)	31,003
Other current assets	10,673	(4,571)
Increase (decrease) in:
Accounts payable	31,723	(31,006)
Accrued liabilities	(34,560)	(17,015)
Net changes in components of operating assets and liabilities	$59,752	$3,604
Payments of interest and commitment fees were $234.4 million and $196.3 million for the nine months ended September 30, 2024 and 2023, respectively.
We capitalized interest of $36.4 million and $29.2 million during the nine months ended September 30, 2024 and September 30, 2023, respectively.
At September 30, 2024 and 2023, we had incurred liabilities for fixed and intangible asset additions totaling $65.4 million and $121.4 million, respectively, that had not been paid at the end of the quarter. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows. The amounts as of September 30, 2024 primarily relate to the capital expenditures associated with our offshore growth capital projects.
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
As of September 30, 2024, we had a net broker receivable of approximately $6.0 million (consisting of initial margin of $4.9 million increased by $1.1 million variation margin). As of December 31, 2023, we had a net broker receivable of approximately $10.9 million (consisting of initial margin of $5.7 million increased by $5.2 million of variation margin).  At September 30, 2024 and December 31, 2023, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
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

Outstanding Derivatives
At September 30, 2024, we had the following outstanding derivative contracts that were entered into to economically hedge inventory, fixed price purchase commitments or forecasted purchases.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	293	—
Weighted average contract price per Bbl	$70.72	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	292	287
Weighted average contract price per Bbl	$68.49	$68.40
Natural gas swaps:
Contract volumes (10,000 MMBtu)	—	674
Weighted average price differential per MMBtu	$—	$0.38
Natural gas futures:
Contract volumes (10,000 MMBtu)	253	878
Weighted average contract price per MMBtu	$2.57	$3.36
Natural gas options:
Contract volumes (10,000 MMBtu)	30	7
Weighted average premium received/paid	$0.25	$0.12
Bunker fuel futures:
Contract volumes (metric tons “MT”)	—	80,000
Weighted average price per MT	$—	$522.97
Bunker fuel swaps:
Contract volumes (metric tons “MT”)	—	8,500
Weighted average price per MT	$—	$553.14
DOE diesel options:
Contract volumes (1,000 Gal)	—	1,750
Weighted average premium received/paid	$—	$0.26

Fair Value of Derivative Assets and Liabilities
The following tables reflect the estimated fair value position of our derivatives at September 30, 2024 and December 31, 2023:

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		September 30, 2024	December 31, 2023
Asset Derivatives:
Natural Gas Swap (undesignated hedge)	Current Assets - Accounts receivable - trade, net	$3,916	$3,710
Commodity and fuel derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$897	$1,235
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(897)	(1,235)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$2,318	$716
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(2,318)	(716)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Natural Gas Swap (undesignated hedge)	Current Liabilities -Accrued liabilities	$(3,104)	$(5,536)
Commodity and fuel derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(5,313)	$(12,384)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	5,313	12,384
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(658)	$(120)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	658	120
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
(1)As noted above, our exchange-traded derivatives are transacted through brokerage accounts and subject to margin requirements. We offset fair value amounts recorded for our exchange-traded derivative contracts against required margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets under “Current Assets - Other”.

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Commodity and fuel derivatives - futures and put and call options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$2,539	$(5,012)	$(438)	$(2,657)
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, Soda and sulfur services operating costs	(1,118)	(3,379)	269	(15,673)
Total commodity and fuel derivatives		$1,421	$(8,391)	$(169)	$(18,330)

Natural Gas Swap	Soda and sulfur services operating costs	$(1,778)	$8,600	$(659)	$15,086
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity and fuel derivatives:
Assets	$3,215	$3,916	$—	$1,951	$3,710	$—
Liabilities	$(5,971)	$(3,104)	$—	$(12,504)	$(5,536)	$—
Our commodity and fuel derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the natural gas swaps contracts was determined using market price quotations and a pricing model. The natural gas swap contracts were considered a level 2 input in the fair value hierarchy at September 30, 2024.
See Note 16 for additional information on our derivative instruments.

Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At September 30, 2024 and December 31, 2023, our senior unsecured notes had a carrying value of approximately $3.5 billion and $3.1 billion, respectively, and a fair value of approximately $3.6 billion and $3.2 billion, respectively. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement. At September 30, 2024 and December 31, 2023, our Alkali senior secured notes had a carrying value and fair value of approximately $0.4 billion. The fair value of the Alkali senior secured notes is determined based on trade information in the financial market of securities with similar features and is considered a Level 2 fair value measurement.
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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Forward Looking Statements
Overview
We reported Net Loss Attributable to Genesis Energy, L.P. of $17.2 million during the three months ended September 30, 2024 (the “2024 Quarter”) compared to Net Income Attributable to Genesis Energy, L.P. of $58.1 million during the three months ended September 30, 2023 (the “2023 Quarter”).
Net Loss Attributable to Genesis Energy, L.P. in the 2024 Quarter was impacted by: (i) a decrease in operating income associated with our reportable segments primarily due to a decrease in export pricing in our Alkali Business and a decrease in volumes in our offshore pipeline transportation segment in the 2024 Quarter (see “Results of Operations” below for additional details on the results of our operating segments); (ii) an increase in interest expense, net, of $10.4 million (see “Results of Operations” below for additional details); and (iii) an increase in depreciation, depletion and amortization of $13.5 million during the 2024 Quarter (see “Results of Operations” below for additional details). These impacts were partially offset by higher day rates in our marine transportation segment and higher soda ash sales volumes in our Alkali Business.
Cash flow from operating activities was $87.3 million for the 2024 Quarter compared to $141.0 million for the 2023 Quarter. The decrease in cash flow from operating activities is primarily attributable to the decrease in our reported Segment Margin (as discussed further below).
Available Cash before Reserves (as defined below in “Non-GAAP Financial Measures”) to our common unitholders was $24.5 million for the 2024 Quarter, a decrease of $64.5 million, or 72%, from the 2023 Quarter primarily as a result of: (i) a decrease in Segment Margin of $56.8 million, which is discussed in more detail below; and (ii) an increase in interest expense, net, of $10.4 million (see “Results of Operations” below for additional details).
Segment Margin (as defined below in “Non-GAAP Financial Measures”) was $151.1 million for the 2024 Quarter, a decrease of $56.8 million, or 27%, from the 2023 Quarter. A more detailed discussion of our segment results and other costs are included below in “Results of Operations.” See “Non-GAAP Financial Measures” below for additional information on Segment Margin.
Distribution to Unitholders
On August 14, 2024, we paid a distribution of $0.15 per common unit related to the second quarter of 2024. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per preferred unit (or $3.7892 on an annualized basis) for each preferred unit held of record. These distributions were paid on August 14, 2024 to unitholders holders of record at the close of business July 31, 2024.
In October 2024, we declared our quarterly distribution to our common unitholders of $0.165 per unit related to the 2024 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable November 14, 2024 to unitholders of record at the close of business on October 31, 2024.

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

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2024 Quarter decreased $93.3 million, or 12%, from the 2023 Quarter and our total costs and expenses decreased $31.8 million, or 5%, between the two periods with an overall net decrease to operating income of $61.5 million as presented on the Unaudited Condensed Consolidated Statements of Operations. The decrease in our operating income during the 2024 Quarter is primarily due to: (i) lower export pricing in our Alkali Business in the 2024 Quarter; (ii) lower volumes on our offshore pipelines due to producer underperformance as a result of mechanical issues on certain wells; and (iii) an increase in depreciation, depletion and amortization. These decreases were partially offset by higher day rates in our marine transportation segment and higher soda ash sales volumes in our Alkali Business. See further discussion below under “Segment Margin” regarding the activity in our individual operating segments.
A substantial portion of our revenues and costs are derived from our Alkali Business, which is included in our soda and sulfur services segment, and the purchase and sale of crude oil in our crude oil marketing business, which is included in our onshore facilities and transportation segment. We describe, in more detail, the impact on revenues and costs for each of our businesses below.
As it relates to our Alkali Business, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volumes sold. We sell our products to an industry-diverse and worldwide customer base. Our sales prices are contracted at various times throughout the year and for different durations. Our sales prices for volumes sold internationally are contracted for the current year either annually in the prior year or periodically throughout the current year (often quarterly), and our volumes priced and sold domestically are contracted at various times and can be of varying durations, often multi-year terms. The majority of our volumes sold internationally are sold through ANSAC, which became a wholly owned subsidiary of our Alkali Business on January 1, 2023 as we became the sole member of it at that time. ANSAC promotes export sales of U.S. produced soda ash utilizing its logistical asset and marketing capabilities. During the three and nine months ended September 30, 2024, in addition to the volumes supplied by our operations and sold by ANSAC, ANSAC continued to receive a level of soda ash supply from certain former members to sell internationally, which is expected to continue in some capacity for at least the next several years. As a result of consolidating the results of ANSAC beginning on January 1, 2023, the sale of the soda ash volumes by ANSAC that were supplied by non-members are included in our consolidated results and have a proportionate effect to our revenues and costs, with little to no direct impact to our reported Net income (loss), Segment Margin and Available Cash before Reserves. We will continue to report the sales volumes of soda ash included in the operating results table for our soda and sulfur services segment shown below as we have historically reported them for comparability purposes and due to the minimal impact these incremental sales volumes from ANSAC have on our reported Net income (loss), Segment Margin and Available Cash before Reserves. Our sales volumes and prices can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market and supply, customer demand, economic growth, and our ability to produce soda ash. Positive or negative changes to our revenue, through fluctuations in sales volumes or sales prices, can have a direct impact to Net income (loss), Segment Margin and Available Cash before Reserves as these fluctuations have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, some of which are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing, logistics and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during the 2024 Quarter, we experienced a decrease in revenues relative to the 2023 Quarter primarily due to lower pricing on our export tons, which was partially offset by higher volumes sold and higher domestic pricing. For additional information, see our segment-by-segment analysis below.
As it relates to our crude oil marketing business, the average closing price for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) decreased to $76.43 per barrel in the 2024 Quarter, as compared to $82.25 per barrel in the 2023 Quarter. We expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, resulting in a minimal direct impact on Net income (loss), Segment Margin and Available Cash before Reserves. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller impact on Net income (loss), Segment Margin and Available Cash before Reserves. However, we do have some indirect exposure to certain changes in prices for oil and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “ Risks Related to Our Business.”

In addition to our Alkali Business and our crude oil marketing business discussed above, we continue to operate in our other core businesses including: (i) our offshore Gulf of Mexico crude oil and natural gas pipeline transportation and handling operations, which is focused on providing a suite of services primarily to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large reservoir, long-lived crude oil and natural gas properties; (ii) our sulfur services business, which we believe is one of the largest producers and marketers (based on tons produced) of NaHS in North and South America; and (iii) our onshore-based refinery-centric operations (including the operations in both our onshore facilities and transportation and marine transportation segments) which focus on providing a suite of services primarily to refiners.
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
In our sulfur services business, our revenues and costs can be affected by the price movements in both caustic soda and NaHS. Average index prices for caustic soda decreased to $502 per dry short ton (“DST”) during the 2024 Quarter compared to $992 per DST during the 2023 Quarter primarily due to a downward non-market adjustment of $425 per DST to previously posted U.S. Caustic Soda Index prices. Typically, changes in caustic soda prices do not materially affect Net income (loss), Segment Margin, or Available Cash before Reserves as the pricing in many of our sales contracts for NaHS typically includes adjustments for fluctuations in commodity benchmarks (primarily caustic soda), freight, labor, energy costs and government indexes. The frequency at which those adjustments are applied varies by contract, geographic region and supply point. The mix of NaHS sales volumes to which we are able to apply such adjustments may vary due to timing or other factors such as competitive pressures. To the extent we are unable to pass these caustic soda price changes onto our customers, our results may be impacted.
Additionally, changes in certain of our operating costs between the respective quarters, such as those associated with our soda and sulfur services, offshore pipeline transportation and marine transportation segments, are not correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Segment Margin
The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Offshore pipeline transportation	$72,149	$109,267	$256,086	$300,505
Soda and sulfur services	38,188	61,957	125,181	217,319
Marine transportation	31,068	27,126	93,974	78,578
Onshore facilities and transportation	9,703	9,547	25,278	21,242
Total Segment Margin	$151,108	$207,897	$500,519	$617,644
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

A reconciliation of Net Income (Loss) Attributable to Genesis Energy, L.P. to total Segment Margin for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income (Loss) Attributable to Genesis Energy, L.P.	$(17,177)	$58,070	$(14,568)	$105,770
Corporate general and administrative expenses	13,175	18,329	49,231	52,580
Depreciation, depletion, amortization and accretion	84,610	71,099	241,539	218,788
Interest expense, net	71,984	61,580	211,588	184,057
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	6,855	6,387	18,542	18,535
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	1,606	(12,299)	(9,335)	17,721
Other non-cash items	(1,573)	(7,228)	(6,258)	(16,886)
Loss on debt extinguishment	—	—	1,429	1,812
Differences in timing of cash receipts for certain contractual arrangements(2)	(7,526)	11,385	8,366	33,519
Income tax expense (benefit)	(846)	574	(15)	1,748
Total Segment Margin	$151,108	$207,897	$500,519	$617,644
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)Includes the difference in timing of cash receipts from or billings to customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our Non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$64,103	$88,399	$226,085	$242,566
Offshore natural gas pipeline revenue, excluding non-cash revenues	13,661	15,188	39,498	44,611
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses	(23,463)	(17,424)	(66,616)	(53,238)
Distributions from equity investments(1)	17,848	23,104	57,119	66,566
Offshore pipeline transportation Segment Margin	$72,149	$109,267	$256,086	$300,505

Volumetric Data 100% basis:
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	304,198	307,045	299,628	266,974
Poseidon	249,210	310,817	273,704	304,771
Odyssey	69,560	60,830	65,837	62,119
GOPL(2)	1,583	3,033	1,801	2,471
Total crude oil offshore pipelines	624,551	681,725	640,970	636,335

Natural gas transportation volumes (MMBtus/day)	393,240	408,866	385,038	398,060

Volumetric Data net to our ownership interest(3):
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	194,687	196,509	191,762	170,863
Poseidon	159,494	198,923	175,171	195,053
Odyssey	20,172	17,641	19,093	18,015
GOPL(2)	1,583	3,033	1,801	2,471
Total crude oil offshore pipelines	375,936	416,106	387,827	386,402

Natural gas transportation volumes (MMBtus/day)	108,590	115,203	109,192	112,710
(1)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting for the three and nine months ended September 30, 2024 and 2023.
(2)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or “GOPL”) owns our undivided interest in the Eugene Island pipeline system.
(3)Volumes are the product of our effective ownership interest throughout the year multiplied by the relevant throughput over the given year.

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Offshore pipeline transportation Segment Margin for the 2024 Quarter decreased $37.1 million, or 34%, from the 2023 Quarter primarily due to several factors including: (i) an economic step-down in the rate on a certain existing life-of-lease transportation dedication; (ii) producer underperformance at two of our major host platforms; and (iii) an increase in our operating costs. At the beginning of the 2024 Quarter, we reached the 10-year anniversary of a certain existing life-of-lease transportation dedication, which resulted in the contractual economic step-down of the associated transportation rate. In addition, there was an increase in producer downtime relative to the 2023 Quarter as a result of certain sub-sea operational and technical challenges at fields connected to two of our major host platforms. The production from these wells impacted our results as they are molecules that we touch multiple times throughout our oil and natural gas pipeline infrastructure. We anticipate that the operational and technical issues that were experienced in the 2024 Quarter will be resolved by the end of this year. Outside of these issues, activity in and around our Gulf of Mexico asset base continues to be robust, including incremental in-field drilling at existing fields that tie into our infrastructure. This activity is evidenced by projects such as the Warrior and Winterfell projects, which produced first oil in late June 2024 and early July 2024, respectively, and the Monument development which is currently expected to come on-line in mid to late 2026.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Offshore pipeline transportation Segment Margin for the first nine months of 2024 decreased $44.4 million, or 15%, from the first nine months of 2023 primarily due to several factors including: (i) an economic step-down in the rate on a certain existing life-of-lease transportation dedication during the 2024 Quarter; (ii) producer underperformance at two of our major host platforms; and (iii) an increase in our operating costs. During the 2024 Quarter, we reached the 10-year anniversary of a certain existing life-of-lease transportation dedication, which resulted in the contractual economic step-down of the associated transportation rate. Beginning in the second quarter of 2024, there was an increase in producer downtime as a result of several wells being shut in due to certain sub-sea operational and technical challenges, which extended through the 2024 Quarter due to delays in well intervention work. The production from these wells impacted our results as they are molecules that we touch multiple times throughout our oil and natural gas pipeline infrastructure.
These decreases were partially offset by an increase in volumes during the first nine months of 2024 on our CHOPS pipeline primarily due to the Argos Floating Production System (“FPS”). The Argos FPS has continued to ramp up production levels and achieved production levels in excess of 120,000 barrels of oil per day in 2024. Activity in and around our Gulf of Mexico asset base continues to be robust, including incremental in-field drilling at existing fields that tie into our infrastructure. This activity is evidenced by projects such as the Warrior and Winterfell projects, which produced first oil in late June 2024 and early July 2024, respectively, and the Monument development which is currently expected to come on-line in mid to late 2026.

Soda and Sulfur Services Segment
Operating results for our soda and sulfur services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Volumes sold:
Soda Ash volumes (short tons sold)	995,856	867,319	2,838,097	2,424,150
NaHS volumes (DST)	23,398	27,325	82,091	81,501
NaOH (caustic soda) volumes (DST)	16,215	18,229	52,999	58,751

Revenues (in thousands):
Revenues associated with Alkali Business(1)	$314,135	$350,121	$966,781	$1,098,951
NaHS revenues, excluding non-cash revenues	28,931	36,360	100,166	116,568
NaOH (caustic soda) revenues	10,964	14,044	36,332	49,839
Other revenues	1,069	1,142	3,687	3,915
Total external segment revenues, excluding non-cash revenues	$355,099	$401,667	$1,106,966	$1,269,273

Segment Margin (in thousands)	$38,188	$61,957	$125,181	$217,319
(1)See discussion above in “Results of Operations — Revenues and Costs and Expenses” regarding revenues associated with our Alkali Business.
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Soda and sulfur services Segment Margin for the 2024 Quarter decreased $23.8 million, or 38%, from the 2023 Quarter primarily due to lower export pricing in our Alkali Business during the 2024 Quarter and lower NaHS and caustic soda sales volumes and sales pricing, which was partially offset by higher soda ash sales volumes in the period.
In our Alkali Business, the 2024 Quarter was impacted by a decline in export pricing as compared to the 2023 Quarter as global supply has continued to outpace demand in most markets. Additionally, the 2024 Quarter was negatively impacted by temporary operational issues at our Westvaco facility that led to lower production volumes and reduced operating efficiencies. Despite these operational issues, our Alkali Business experienced higher soda ash sales volumes in the 2024 Quarter as production from our expanded Granger facility came online in the fourth quarter of 2023 and has since ramped up to levels near its nameplate capacity of approximately 100,000 tons of production per month.
In our sulfur services business, we have experienced continued pressure on demand in South America, which has negatively impacted NaHS and caustic soda sales volumes and pricing. In addition, production was impacted by a planned outage at one of our largest and lowest cost host refineries during the 2024 Quarter.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Soda and sulfur services Segment Margin for the first nine months of 2024 decreased $92.1 million, or 42%, from the first nine months of 2023 primarily due to lower export pricing in our Alkali Business and lower NaHS and caustic soda sales pricing.
In our Alkali Business, the first nine months of 2024 were impacted by a decline in export pricing as compared to the first nine months of 2023 as global supply has continued to outpace demand in most markets. Additionally, the first nine months of 2024 was negatively impacted by temporary operational issues at our facilities that led to lower production volumes and reduced operating efficiencies during the period. These were offset partially by higher soda ash sales volumes in the first nine months of 2024 as production from our expanded Granger facility came online in the fourth quarter of 2023 and has since ramped up to levels near its original nameplate production capacity of approximately 100,000 tons per month. Additionally, in the first quarter of 2023, we experienced extreme winter weather conditions that impacted our operations and certain supply functions, including rail service in and out of the Green River Basin.
In our sulfur services business, we have experienced continued pressure on demand in South America, which has negatively impacted NaHS and caustic soda sales pricing.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 87 barges (78 inland and 9 offshore) with a combined transportation capacity of 3.0 million barrels, 42 push/tow boats (33 inland and 9 offshore), and a 330,000 barrel capacity ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues (in thousands):
Inland freight revenues	$36,632	$30,974	$110,127	$94,067
Offshore freight revenues	26,925	29,459	80,275	83,341
Other rebill revenues(1)	14,939	19,787	53,539	63,381
Total segment revenues	$78,496	$80,220	$243,941	$240,789

Operating costs, excluding non-cash expenses (in thousands)	$47,428	$53,094	$149,967	$162,211

Segment Margin (in thousands)	$31,068	$27,126	$93,974	$78,578

Fleet Utilization:(2)
Inland Barge Utilization	99.4%	99.4%	99.5%	99.8%
Offshore Barge Utilization	97.4%	98.5%	97.1%	97.6%
(1)Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2)Utilization rates are based on a 365-day year, as adjusted for planned downtime and dry-docking.
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Marine transportation Segment Margin for the 2024 Quarter increased $3.9 million, or 15%, from the 2023 Quarter primarily due to higher day rates in our inland and offshore businesses, including the M/T American Phoenix, during the 2024 Quarter. The increase in day rates more than offset the impact to Segment Margin from the increased number of regulatory dry-docking days in our offshore fleet during the 2024 Quarter. Demand for our barge services to move intermediate and refined products remained high during the 2024 Quarter due to the continued strength of refinery utilization rates as well as the lack of new supply of similar type vessels (primarily due to higher construction costs and long lead times for construction) as well as the retirement of older vessels in the market. We expect this favorable demand and supply balance to continue throughout the rest of 2024.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Marine transportation Segment Margin for the first nine months of 2024 increased $15.4 million, or 20%, from the first nine months of 2023. This increase is primarily attributable to an increase in overall day rates in our inland and offshore businesses, including the M/T American Phoenix. The increase in day rates more than offset the impact to Segment Margin from the increased number of regulatory dry-docking days in our offshore fleet during the first nine months of 2024. In addition, we have continued to see strong demand for our barge services to move intermediate and refined products keeping utilization rates high across both periods. The strong demand from our customers as well as the lack of new supply of similar type vessels and the retirement of older vessels in the market have contributed the increase in day rates discussed above. The M/T American Phoenix started a new three-and-a-half-year contract in January 2024 with a credit-worthy counterparty at the highest day rate we have received since we first purchased the vessel in 2014.

Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, trucks and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals and rail unloading facilities operating primarily within the U.S. Gulf Coast crude oil market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk purchased crude oil. Through these assets we offer our customers a full suite of services, including the following as of September 30, 2024:
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

Operating results from our onshore facilities and transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Gathering, marketing, and logistics revenue	$158,035	$188,276	$510,644	$517,262
Crude oil pipeline tariffs and revenues	5,398	6,872	19,165	19,389
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(137,378)	(170,857)	(456,962)	(469,253)
Operating costs, excluding non-cash expenses	(18,319)	(17,246)	(52,664)	(51,762)
Other	1,967	2,502	5,095	5,606
Segment Margin	$9,703	$9,547	$25,278	$21,242

Volumetric Data (average barrels per day unless otherwise noted):
Onshore crude oil pipelines:
Texas	57,726	66,376	69,149	65,648
Jay	4,295	6,161	5,026	5,710
Mississippi	2,194	4,854	2,597	4,866
Louisiana(1)	60,255	60,973	63,084	70,843
Onshore crude oil pipelines total	124,470	138,364	139,856	147,067

Crude oil and petroleum products sales	18,978	23,703	21,364	23,006
Rail unload volumes	17,757	—	12,954	—
(1)Total daily volumes for the three and nine months ended September 30, 2024 include 22,959 and 24,159 Bbls/day, respectively, of intermediate refined products and 37,296 and 38,467 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines. Total daily volumes for the three and nine months ended September 30, 2023 include 42,622 and 34,720 Bbls/day, respectively, of intermediate refined products and 17,201 and 35,564 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Onshore facilities and transportation Segment Margin for the 2024 Quarter increased $0.2 million, or 2%, from the 2023 Quarter primarily due to an increase in the rail unload volumes at our Scenic Station facility. This increase was partially offset by an overall decrease in volumes on our onshore crude oil pipeline systems.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Onshore facilities and transportation Segment Margin for the first nine months of 2024 increased $4.0 million, or 19%, from the first nine months of 2023 primarily due to an increase in our rail unload volumes at our Scenic Station facility and an increase in volumes on our Texas pipeline system, which is a key destination point for various grades of crude oil produced in the Gulf of Mexico including those transported on our 64% owned CHOPS pipeline.

Other Costs, Interest and Income Taxes
General and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$14,850	$12,724	$41,165	$37,220
Segment	929	1,016	2,804	2,936
Long-term incentive compensation expense (benefit)	(737)	3,030	4,568	7,992
Third party costs related to business development activities and growth projects	—	—	60	105
Total general and administrative expenses	$15,042	$16,770	$48,597	$48,253
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Total general and administrative expenses for the 2024 Quarter decreased by $1.7 million from the 2023 Quarter primarily due to the assumptions used to value the outstanding awards under our long-term incentive compensation plan during 2024. This was partially offset by higher corporate general and administrative expenses as a result of us conforming our short-term cash incentive programs to industry standards.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Total general and administrative expenses for the first nine months of 2024 increased by $0.3 million from the first nine months of 2023 primarily due to higher corporate general and administrative expenses as a result of us conforming our short-term cash incentive programs to industry standards. This was partially offset by a decrease in long-term incentive compensation expense due to the assumptions used to value the outstanding awards under our long-term incentive compensation plan during 2024 as compared to 2023.
Depreciation, depletion and amortization expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Depreciation and depletion expense	$78,381	$65,211	$223,893	$200,846
Amortization expense	3,456	3,168	9,328	9,120
Total depreciation, depletion and amortization expense	$81,837	$68,379	$233,221	$209,966
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Total depreciation, depletion and amortization expense for the 2024 Quarter increased by $13.5 million from the 2023 Quarter. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service, including the GOP (as defined further below), subsequent to the period ended September 30, 2023.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Total depreciation, depletion and amortization expense for the first nine months of 2024 increased by $23.3 million from the first nine months of 2023. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service, including the GOP (as defined further below), subsequent to the period ended September 30, 2023.

Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees), net	$5,997	$5,970	$20,893	$15,461
Interest expense, Alkali senior secured notes	6,156	6,243	18,597	18,727
Interest expense, senior unsecured notes	69,979	57,874	199,607	172,059
Amortization of debt issuance costs, premium and discount	2,948	2,393	8,890	7,033
Capitalized interest	(13,096)	(10,900)	(36,399)	(29,223)
Interest expense, net	$71,984	$61,580	$211,588	$184,057
Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023
Interest expense, net for the 2024 Quarter increased by $10.4 million primarily due to an increase in interest on our senior unsecured notes. The increase in interest expense associated with our senior unsecured notes was primarily related to: (i) the issuance of our 8.25% senior unsecured notes due January 15, 2029 (the “2029 Notes”) in December 2023, which have a higher principal and interest rate as compared to our 6.50% senior unsecured notes due October 1, 2025 (the “2025 Notes”) that were partially tendered in December 2023 and ultimately redeemed in January 2024; and (ii) the issuance of our 2032 Notes in May 2024, which have a higher principal and interest rate as compared to our 2026 Notes that were redeemed in June 2024.
These increases were partially offset by higher capitalized interest during the 2024 Quarter as a result of our increased capital expenditures associated with our offshore growth capital construction projects.
Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023
Interest expense, net for the first nine months of 2024 increased $27.5 million primarily due to an increase in interest on our senior secured credit facility and an increase in interest on our senior unsecured notes. The increase in interest expense associated with our senior secured credit facility is primarily due to a higher average outstanding indebtedness during the first nine months of 2024 and an increase in the SOFR rate, which is one of the main components of our interest rate, compared to the first nine months of 2023. The increase in interest expense associated with our senior unsecured notes was primarily related to: (i) the issuance of our 2029 Notes in December 2023, which have a higher principal and interest rate as compared to our 2025 Notes that were partially tendered in December 2023 and ultimately redeemed in January 2024; and (ii) the issuance of our 2032 Notes in May 2024, which have a higher principal and interest rate as compared to our 2026 Notes that were redeemed in June 2024.
These increases were partially offset by higher capitalized interest during the first nine months of 2024 as a result of our increased capital expenditures associated with our offshore growth capital construction projects.
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

Liquidity and Capital Resources
General
On December 7, 2023, we issued $600.0 million in aggregate principal amount of our 2029 Notes, which generated net proceeds of approximately $583 million, after deducting the underwriters’ discount and issuance costs incurred. The net proceeds were used to purchase approximately $514 million of the 2025 Notes and pay the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended December 6, 2023. On December 8, 2023, we issued a notice of redemption for the remaining principal of approximately $21 million of our 2025 Notes, and discharged the indebtedness with respect to the 2025 Notes on December 28, 2023 by depositing the redemption amount with the trustee of the 2025 Notes for redemption of the 2025 Notes, all in accordance with the terms and conditions of the indenture governing the 2025 Notes.
On May 9, 2024, we issued $700.0 million in aggregate principal amount of the 2032 Notes. The issuance of our 2032 Notes generated net proceeds of approximately $688 million, net of issuance costs incurred. The net proceeds were used to redeem all of our existing 2026 Notes, $339.3 million in principal amount of which were outstanding, including the related accrued interest, and the remaining proceeds were used to repay a portion of the borrowing outstanding under our senior secured credit facility and for general partnership purposes.
On July 19, 2024, we entered into our credit agreement to replace our Sixth Amended and Restated Credit Agreement. Our credit agreement provides for a $900 million senior secured revolving credit facility that matures on September 1, 2028, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, unless: (i) if more than $150 million of our 2027 Notes remain outstanding as of October 16, 2026, the credit agreement matures on such date; and (ii) if more than $150 million of our 2028 Notes remain outstanding as of November 2, 2027, the credit agreement matures on such date.
The successful completion of our credit agreement (including its extended maturity and increased borrowing capacity), and the refinancing of our previously held 2025 Notes and 2026 Notes has extended our maturity runway, and has provided us an ample amount of available borrowing capacity under our senior secured credit facility, subject to compliance with the covenants in the credit agreement, to, amongst other things, utilize for funding the remaining growth capital expenditures estimated to be associated with our offshore growth projects discussed below under “Growth Capital Expenditures”.
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
•routine operating expenses;
•growth capital (as discussed in more detail below) and maintenance projects;
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
At September 30, 2024, our principal amount of debt outstanding totaled approximately $4.1 billion, consisting of $207.6 million outstanding under our senior secured credit facility (including $24.2 million borrowed under the inventory sublimit tranche), $3.5 billion of senior unsecured notes and $416.3 million of Alkali senior secured notes (of which $12.7 million is current), which are secured by the ORRI Interests. Our senior unsecured notes balance is comprised of $981.2 million of our 2027 Notes, $679.4 million of our 2028 Notes, $600.0 million of our 2029 Notes, $500.0 million of our 2030 Notes, and $700.0 million of our 2032 Notes.

The available borrowing capacity under our senior secured credit facility at September 30, 2024 is $687.9 million, subject to compliance with covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
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
See Note 15 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities during the first nine months of 2024 and the first nine months of 2023.
Net cash flows provided by our operating activities for the nine months ended September 30, 2024 were $318.0 million compared to $396.4 million for the nine months ended September 30, 2023. The decrease in cash flows from operating activities is primarily attributable to a decrease in our reported Segment Margin in the first nine months of 2024 relative to Segment Margin in the first nine months of 2023, which was partially offset by positive changes in working capital for the first nine months of 2024 compared to the first nine months of 2023.
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

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$5,866	$3,758
Soda and sulfur services assets	55,482	49,866
Marine transportation assets	58,369	26,870
Onshore facilities and transportation assets	6,445	5,602
Information technology systems and corporate assets	2,431	789
Total maintenance capital expenditures	128,593	86,885
Growth capital expenditures:
Offshore pipeline transportation assets(1)	187,724	285,291
Soda and sulfur services assets	11,504	33,243
Marine transportation assets	13,897	5,673
Onshore facilities and transportation assets	8,880	4,787
Information technology systems and corporate assets	8,230	7,834
Total growth capital expenditures	230,235	336,828
Total capital expenditures for fixed and intangible assets	358,828	423,713
Capital expenditures related to equity investees	285	4,463
Total capital expenditures	$359,113	$428,176
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
During 2022, we entered into definitive agreements to provide transportation services for 100% of the crude oil production associated with two separate standalone deepwater developments that have a combined production capacity of approximately 160,000 barrels per day. In conjunction with these agreements, we are expanding the current capacity of our 64% owned CHOPS pipeline and constructing a new 100% owned, approximately 105 mile, 20” diameter crude oil pipeline, the SYNC pipeline, to connect one of the developments to our existing asset footprint in the Gulf of Mexico. We plan to be ready for the producers’ plan for first oil achievement, which is currently expected in the second quarter of 2025. Additionally, in 2023 and 2024, we entered into several additional definitive agreements with existing producers to further commit additional volumes transported on our offshore pipeline infrastructure. The producer agreements include long term take-or-pay arrangements and, accordingly, we are able to receive a project completion credit for purposes of calculating the leverage ratio under our credit agreement throughout the construction period.
We plan to fund our estimated growth capital expenditures utilizing the available borrowing capacity under our senior secured credit facility and our recurring cash flows generated from operations.
Maintenance Capital Expenditures
Maintenance capital expenditures incurred during the first nine months of 2024 and 2023 primarily related to expenditures in our marine transportation segment to replace and upgrade certain equipment associated with our barge and fleet vessels during our planned and unplanned dry-docks and in our Alkali Business due to the costs to maintain our related equipment and facilities. Additionally, our offshore transportation assets require maintenance capital expenditures to replace, maintain and upgrade equipment at certain of our offshore platforms and pipelines that we operate. See further discussion under “Available Cash before Reserves” for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.

Distributions to Unitholders
On August 14, 2024, we paid a distribution to our common unitholders of $0.15 per common unit related to the second quarter of 2024. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per preferred unit (or $3.7892 on an annualized basis) for each preferred unit held of record. These distributions were paid on August 14, 2024 to unitholders holders of record at the close of business July 31, 2024.
In October 2024, we declared our quarterly distribution to our common unitholders of $0.165 per common unit totaling $20.2 million with respect to the 2024 Quarter and a distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on November 14, 2024 to unitholders of record at the close of business on October 31, 2024.
Guarantor Summarized Financial Information
Our $3.5 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries, except GA ORRI and GA ORRI Holdings and certain other subsidiaries. The remaining non-guarantor subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries. See Note 10 in our Unaudited Condensed Consolidated Financial Statements for additional information regarding our consolidated debt obligations.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
September 30, 2024
(in thousands)
ASSETS(1):
Current assets	$887,065
Fixed assets and mineral leaseholds, net	3,897,796
Non-current assets	959,148

LIABILITIES AND CAPITAL:(2)
Current liabilities	842,083
Non-current liabilities	4,164,693
Class A Convertible Preferred Units	813,589

Statement of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Nine Months Ended September 30, 2024
(in thousands)
Revenues(3)	$2,115,491
Operating costs	1,998,009
Operating income	117,481
Loss before income taxes	(36,055)
Net loss(2)	(36,040)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(65,682)
Net loss attributable to common unitholders	$(101,722)
(1)Excluded from assets in the table above are net intercompany receivables of $117.8 million that are owed to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of September 30, 2024.
(2)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
(3)Excluded from revenues in the table above are $2.2 million of sales from Guarantor Subsidiaries to non-Guarantor Subsidiaries for the nine months ended September 30, 2024.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the “Non-GAAP Financial Measures” as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$(17,177)	$58,070
Income tax expense (benefit)	(846)	574
Depreciation, depletion, amortization and accretion	84,610	71,099
Plus (minus) Select Items, net	(1,870)	(767)
Maintenance capital utilized(1)	(18,000)	(17,200)
Cash tax expense	(333)	(200)
Distributions to preferred unitholders	(21,894)	(22,612)
Available Cash before Reserves	$24,490	$88,964
(1)For a description of the term “maintenance capital utilized”, please see the definition of the term “Available Cash before Reserves” discussed below. Maintenance capital expenditures in the 2024 Quarter and 2023 Quarter were $55.0 million and $33.6 million, respectively.
We define Available Cash before Reserves (“Available Cash before Reserves”) as Net income (loss) attributable to Genesis Energy, L.P. before interest, taxes, depreciation, depletion and amortization (including impairment, write-offs, accretion and similar items) after eliminating other non-cash revenues, expenses, gains, losses and charges (including any loss on asset dispositions), plus or minus certain other select items that we view as not indicative of our core operating results (collectively, “Select Items”), as adjusted for certain items, the most significant of which in the relevant reporting periods have been the sum of maintenance capital utilized, interest expense, net, cash tax expense and cash distributions paid to our Class A convertible preferred unitholders. Although we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. The most significant Select Items in the relevant reporting periods are set forth below.

		Three Months Ended September 30,
		2024	2023
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements(1)	$(7,526)	$11,385
	Certain non-cash items:
	Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	1,606	(12,299)
	Adjustment regarding equity investees(2)	6,855	6,387
	Other	(1,573)	(7,228)
	Sub-total Select Items, net	(638)	(1,755)
II.	Applicable only to Available Cash before Reserves
	Other	(1,232)	988
	Total Select Items, net(3)	$(1,870)	$(767)
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
Forward Looking Statements
The statements in this Quarterly Report on Form 10-Q that are not historical information may be “forward looking statements” as defined under federal law. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions, estimated or projected future financial performance, and other such references are forward-looking statements, and historical performance is not necessarily indicative of future performance. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:
•demand for, the supply of, our assumptions about, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas, NaHS, soda ash, and caustic soda, all of which may be affected by economic activity, capital expenditures and operational and technical issues experienced by energy producers, weather, alternative energy sources, international conflicts and international events (including the war in Ukraine, the Israel and Hamas war and broader geopolitical tensions in the Middle East and Eastern Europe), global pandemics, inflation, the actions of OPEC and other oil exporting nations, conservation and technological advances;
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
•the impact of natural disasters, international military conflicts (such as the war in Ukraine, the Israel and Hamas war and broader geopolitical tensions in the Middle East and Eastern Europe), global pandemics, epidemics, accidents or terrorism, and actions taken by governmental authorities and other third parties in response thereto, on our business financial condition and results of operations;
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
There were no changes during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Information with respect to this item has been incorporated by reference from our Annual Report. There have been no material developments in legal proceedings since the filing of such Form 10-K.
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
10.1
Seventh Amended and Restated Credit Agreement, dated as of July 19, 2024, among Genesis Energy, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, File No. 001-12295).

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	October 31, 2024	By:	/s/ KRISTEN O. JESULAITIS
Kristen O. Jesulaitis
Chief Financial Officer
(Duly Authorized Officer)