Form 10-K
period 2024-12-31
GENESIS ENERGY LP
filed 2025-03-03
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common units held by non-affiliates of the Registrant on June 28, 2024 (the last business day of Registrant’s most recently completed second fiscal quarter) was approximately $1,493.9 million based on $14.31 per unit, the closing price of the common units as reported on the NYSE. For purposes of this computation, all executive officers and directors are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers and directors are affiliates. On February 28, 2025, the Registrant had 122,424,321 Class A Common Units and 39,997 Class B Common Units outstanding.

GENESIS ENERGY, L.P.
2024 FORM 10-K ANNUAL REPORT

Definitions
Unless the context otherwise requires, references in this annual report to “Genesis Energy, L.P.,” “Genesis,” “we,” “our,” “us,” “the Company” or like terms refer to Genesis Energy, L.P. and its operating subsidiaries. Unless the context otherwise requires, references made in this annual report to our “Alkali Business” as defined below in Item 1. “Business” relate specifically to the period of our ownership of such business prior to the date of sale, February 28, 2025. As generally used within the energy industry and in this annual report, the identified terms have the following meanings:
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
FORWARD-LOOKING INFORMATION
The statements in this Annual Report on Form 10-K that are not historical information may be “forward looking statements” as defined under federal law. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions, estimated or projected future financial performance, and other such references are forward-looking statements, and historical performance is not necessarily indicative of future performance. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events or future operating results or the ability to generate sales, income or cash flow are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:

•demand for, the supply of, our assumptions about, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas, NaHS, and caustic soda, all of which may be affected by economic activity, capital expenditures and operational and technical issues experienced by energy producers, weather, alternative energy sources, international conflicts and international events (including the war in Ukraine, the Israel and Hamas war and broader geopolitical tensions in the Middle East and Eastern Europe), global pandemics, inflation, the actions of OPEC (as defined below) and other oil exporting nations, conservation and technological advances;
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
•service interruptions in our pipeline transportation systems, processing operations or mining facilities, including interruptions due to adverse weather events;
•shutdowns or cutbacks at refineries, petrochemical plants, utilities, individual plants or other businesses for which we transport crude oil, petroleum, natural gas or other products;
•risks inherent in marine transportation and vessel operation, including accidents and discharge of pollutants;
•changes in laws and regulations to which we are subject, including tax withholding issues, regulations regarding qualifying income, accounting pronouncements, and safety, environmental and employment laws and regulations;
•the effects of production declines resulting from a suspension of drilling in the Gulf of America or otherwise;
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

PART I
Item 1. Business
General
We are a growth-oriented master limited partnership (“MLP”) formed in Delaware in 1996 focused on the midstream segment of the crude oil and natural gas industry as well as, prior to February 28, 2025 (see “Recent Developments” for further discussion of our recent sale of our Alkali Business as defined below), the production of natural soda ash. Our common units are traded on the New York Stock Exchange (“NYSE”), under the ticker symbol “GEL.” We are a provider of an integrated suite of midstream services (including transportation, storage, sulfur removal, blending, terminaling and processing) for a large area of the Gulf of America and the Gulf Coast region of the crude oil and natural gas industry. We provide an integrated suite of services to crude oil and natural gas producers, refiners, and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels, and trucks. Prior to February 28, 2025, our business also included our trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling business based in Wyoming (our “Alkali Business”). Our Alkali Business mines and processes trona from which it produces natural soda ash, also known as sodium carbonate (Na2CO3), a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent, lithium hydroxide and lithium carbonate (which are key inputs in the production of lithium batteries) and a variety of chemicals and other industrial products.
We manage our businesses through the following four divisions that constitute our reportable segments:
•Offshore pipeline transportation, including the transportation and processing of crude oil and natural gas in the Gulf of America;
•Soda and sulfur services involving trona and trona-based exploring, mining, processing, soda ash production, marketing, logistics and selling activities, as well as the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced “nash”);
•Marine transportation to provide waterborne transportation of petroleum products (primarily fuel oil, asphalt and other heavy refined products) and crude oil throughout North America; and
•Onshore facilities and transportation, including terminaling, blending, storing, marketing, and transporting crude oil and petroleum products.
For additional information regarding our reportable segments, see discussion below entitled “Description of Segments and Related Assets.”
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

The following chart depicts our organizational structure at December 31, 2024.

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
Marine Transportation
Onshore Facilities and Transportation

Our Objectives and Strategies
Our primary objectives are to generate and grow stable free cash flows from operations and continue to deleverage our balance sheet, while never wavering from our commitment to safe and responsible operations. We believe the following are critical to meet our objectives:
•New and increased volumes on our existing offshore assets in the Gulf of America through long-term contracted commercial opportunities that require minimal to no additional investment from us, including continued in-field and sub-sea tieback opportunities as a result of the continued investment by the offshore producing community.
•New incremental volumes from long-term contracted offshore commercial opportunities in the Gulf of America, including the Shenandoah development, which will tie into our SYNC Pipeline (defined and discussed further below under “Recent Developments”) and further downstream to our Cameron Highway oil pipeline system (“CHOPS Pipeline”), and the Salamanca Floating Production System (“FPS”), which will tie into our existing Southeast Keathly Canyon pipeline system (“SEKCO Pipeline”) for further transportation downstream to our Poseidon oil pipeline system (“Poseidon Pipeline”). These developments and their associated volumes are expected to come online in the first half of 2025.
•The completion of our current major growth capital spending program in the first half of 2025 (including our SYNC Pipeline and the expansion of our existing CHOPS Pipeline, both of which are discussed further below under “Recent Developments”) combined with our recent evaluation and initiative to look for efficiencies and cost savings throughout our businesses. These strategies will allow us to maximize our cash flow after our existing cash obligations and focus on returning value to our capital structure.
Business Strategy
Our primary business strategy is to provide an integrated suite of services to crude oil and natural gas producers and refiners, and provide NaHS and caustic soda to industrial and commercial enterprises. Successfully executing this strategy should enable us to generate and grow stable cash flows from operations. We intend to execute this strategy by:
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
Competitive Strengths
We believe we are well positioned to execute our strategies and ultimately achieve our objectives due primarily to the following competitive strengths:
•Our businesses encompass a balanced, diversified portfolio of customers, operations and assets. We operate four business segments composed of a diversified suite of assets that enable us to provide a number of services primarily to crude oil and natural gas producers, refiners, and provide NaHS and caustic soda to industrial and commercial enterprises. Our businesses complement each other by allowing us to offer an integrated suite of services to common customers across our segments. We are not dependent upon any one segment, customer or principal location for our revenues.
•Certain of our businesses are among the leaders in each of their respective markets, have long commercial lives, and significant barriers to entry. We operate, among others, diversified businesses, each of which is one of the leaders in its market, has a long commercial life, and has significant barriers to entry. We operate one of the largest pipeline networks (based on throughput capacity) in the Deepwater area of the Gulf of America, an area that produced approximately 13% of the oil produced in the U.S. during 2024. We are one of the largest producers and marketers (based on tons produced) of NaHS in North and South America. We are one of the leading providers of crude oil and petroleum product transportation, storage and other handling services for two large, complex refineries in Baton Rouge, Louisiana and Baytown, Texas, both of which have been operational for over 100 years.
•We are financially flexible and have significant liquidity. As of December 31, 2024, we had $604.5 million of availability under our $900.0 million senior secured credit facility, subject to compliance with our covenants, including up to $187.8 million available under the $200.0 million petroleum products inventory loan sublimit and $45.5 million available for letters of credit. Our inventory borrowing base was $12.2 million at December 31, 2024.
•Our businesses provide relatively consistent consolidated financial performance. Our historically consistent financial performance, combined with our goal of a conservative capital structure over the long term, has allowed us to generate relatively stable cash flows from operations.
•We have limited direct commodity price risk exposure in our crude oil marketing business and cost exposure in our NaHS business. The volumes of crude oil, refined products or intermediate feedstocks we purchase are either subject to back-to-back sales contracts or are hedged with exchange-traded derivatives to limit our direct exposure to movements in the price of the commodity; however, we cannot completely eliminate commodity price exposure. We have a risk management policy that requires us to monitor the effectiveness of the hedges as well as other limitations on the maximum levels of inventory we may hold that is not hedged. In addition, our service contracts with refiners allow us to adjust the rates we charge for processing to maintain a balance between NaHS supply and demand.

•Our offshore Gulf of America crude oil and natural gas pipeline transportation and handling operations are located in a significant producing region with large-reservoir, long-lived crude oil and natural gas properties. We provide a suite of services, primarily to integrated and large independent energy companies who make intensive capital investments to develop numerous large-reservoir, long-lived crude oil and natural gas properties in one of the largest producing regions in the U.S., the deepwater Gulf of America.
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
Recent Developments
The following is a brief listing of developments since December 31, 2023. Additional information regarding most of these items may be found elsewhere in this report.
Sale of our Alkali Business
On February 28, 2025 we completed the sale of our Alkali Business to an indirect affiliate of WE Soda Ltd. for a gross purchase price of $1.425 billion. We received cash of approximately $1.039 billion, which reflects the net proceeds after the assumption of our outstanding Alkali senior secured notes by an indirect affiliate of WE Soda Ltd, amongst other purchase price adjustments. We used a portion of the cash proceeds to pay down the outstanding balance on our senior secured credit facility on February 28, 2025, and anticipate using the remaining cash proceeds to redeem a portion of our outstanding senior unsecured notes, repurchase certain of our outstanding Class A convertible preferred units, and for general partnership purposes.
Credit Facility Amendment
On July 19, 2024, we entered into the Seventh Amended and Restated Credit Agreement to replace our Sixth Amended and Restated Credit Agreement, which provides for a $900 million senior secured revolving credit facility and matures on September 1, 2028, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, unless: (i) if more than $150 million of our 8.000% senior notes due January 15, 2027 (the “2027 Notes”) remain outstanding as of October 16, 2026, the credit agreement matures on such date; and (ii) if more than $150 million of our 7.750% senior notes due February 1, 2028 (the “2028 Notes”) remain outstanding as of November 2, 2027, the credit agreement matures on such date.
On December 11, 2024 we entered into the First Amendment to the Seventh Amended and Restated Credit Agreement (as amended, the “credit agreement”), which resulted in several changes to the credit agreement terms including (i) an increase of the maximum consolidated leverage ratio covenant from 5.50 to 1.00 to 5.75 to 1.00 for the fiscal quarters ending December 31, 2024 through September 30, 2025, returning to 5.50 to 1.00 thereafter and (ii) changes to the minimum consolidated interest coverage ratio covenant from 2.40 to 1.00 to (A) 2.00 to 1.00 for the fiscal quarters ending December 31, 2024 through December 31, 2025, (B) 2.25 to 1.00 for the fiscal quarters ending March 31, 2026 through December 31, 2026, and (C) 2.50 to 1.00 at any time thereafter.

In connection with the sale of our Alkali Business discussed above, we also entered into the Second Amendment to the Seventh Amended and Restated Credit Agreement. This amendment provides for: (i) a reduction from $900 million to $800 million of total borrowing capacity under our senior secured credit facility; (ii) unlimited cash netting against our outstanding debt for purposes of our Consolidated Leverage calculation if our credit facility is undrawn at the end of a reporting period, otherwise a maximum netting of $25 million is allowed; and (iii) an increased permitted investment basket under certain circumstances that will allow us to opportunistically purchase existing private or public securities across our capital structure.
Senior Unsecured Notes Issuance and Related Transactions
On May 9, 2024, we issued $700 million in aggregate principal amount of 7.875% senior unsecured notes due May 15, 2032 (the “2032 Notes”). The issuance of our 2032 Notes generated net proceeds of approximately $688 million, net of issuance costs incurred. The net proceeds were used to redeem all of our existing 6.250% senior unsecured notes due May 15, 2026 (the “2026 Notes”), $339.3 million aggregate amount of which were outstanding, and pay the related accrued interest. The remaining proceeds were used to repay a portion of the borrowings outstanding under our senior secured credit facility and for general partnership purposes.
On December 19, 2024, we issued $600 million in aggregate principal amount of 8.000% senior unsecured notes due May 15, 2033 (the “2033 Notes”). The issuance of our 2033 Notes generated net proceeds of approximately $589 million, net of issuance costs incurred. We used the net proceeds to purchase $575.0 million of our existing 2027 Notes (including principal and tender premium) that were validly tendered.
Offshore Growth Commitments and Capital Projects
During 2022, we entered into definitive agreements to provide transportation services for 100% of the crude oil production associated with two separate standalone deepwater developments that have a combined production capacity of approximately 160,000 barrels per day. In conjunction with these agreements, we are expanding the current capacity of our 64% owned CHOPS Pipeline (the “CHOPS expansion”) and constructing a new 100% owned, approximately 105-mile, 20” diameter crude oil pipeline (the “SYNC Pipeline”) to connect one of the developments to our existing asset footprint in the Gulf of America.
The CHOPS expansion includes a complete overhaul of the Garden Banks 72 platform (“GB-72”) topside facilities, reconnection of the CHOPS Pipeline to the GB-72 platform, and the addition of pumps at both the High Island A5 (“HI-A5”) and GB-72 platforms to upgrade processing capabilities and increase throughput.
We have successfully laid the 105 miles of SYNC Pipeline and plan to connect it to the Shenandoah FPS when it arrives to its final location in the Gulf of America in the first half of 2025. During the fourth quarter of 2024, we completed the overhaul of the GB-72 topside facilities and reconnected the CHOPS Pipeline to the GB-72 platform. We plan to complete the installation of additional pumps at the GB-72 platform in the first half of 2025.
Additionally, in 2023 and 2024, we entered into several additional definitive agreements with existing producers to further commit the volumes transported on our offshore pipeline infrastructure (including our SYNC Pipeline and CHOPS Pipeline). The producer agreements include long term take-or-pay arrangements and, accordingly, we are able to receive a project completion credit for purposes of calculating the leverage ratio under our credit agreement throughout the construction period.
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

Description of Segments and Related Assets
We conduct our businesses through four operating segments: offshore pipeline transportation, soda and sulfur services, marine transportation and onshore facilities and transportation. These segments are strategic business units that provide a variety of midstream energy-related services as well as, prior to February 28, 2025, soda ash production, marketing, logistics and sales. Financial information with respect to each of our segments can be found in Note 14 to our Consolidated Financial Statements in Item 8. Below is a more detailed description of our segments and their related assets.
Offshore Pipeline Transportation
We conduct our offshore crude oil and natural gas pipeline transportation and handling operations in the Gulf of America through our offshore pipeline transportation segment, which focuses on providing a suite of services to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large-reservoir, long-lived crude oil and natural gas properties located primarily offshore Texas, Louisiana and Mississippi. The Gulf of America is one of the most active drilling and development regions in the U.S. representing approximately 13% of the crude oil production in the U.S. during 2024. Because the related pipelines and other infrastructure needed to develop the large-reservoir properties are capital intensive, we believe they are generally much less sensitive to short-term commodity price volatility, particularly once a project has been sanctioned.
We own interests in various offshore crude oil and natural gas pipeline systems, platforms and related infrastructure. Our interests in offshore crude oil pipeline systems that are currently operating (a number of which pipeline systems are substantial and/or strategically located) include approximately 1,431 miles of pipe with an aggregate design capacity of approximately 1,944 MMbls/day. For example, we own a 64% interest in the Poseidon Pipeline, and a 64% interest in the CHOPS Pipeline, which are two of the largest crude oil pipelines (in terms of both length and design capacity) located in the Gulf of America. We also own 100% of the SEKCO Pipeline, which is a deepwater pipeline currently servicing the Lucius, Buckskin and Hadrian North fields in the southern Keathley Canyon area of the Gulf of America.
Our interests in operating offshore natural gas pipeline systems and related infrastructure include approximately 764 miles of pipe with an aggregate design capacity of approximately 2,308 MMcf/day. We also own an interest in two offshore hub platforms with an aggregate processing capacity of approximately 495 MMcf/day of natural gas and 123 MBbls/day of crude oil. Additionally, we own an interest in a number of junction and service platforms in the Gulf of America, which are used to (i) interconnect the offshore pipeline network; (ii) provide an efficient means to perform pipeline maintenance; and (iii) increase or direct the flow on our pipelines via pumps and measurement equipment.
We generate cash flows from our offshore pipelines from fees charged to customers or substantially similar arrangements that otherwise limit our direct exposure to changes in commodity prices.
We believe our offshore pipeline transportation segment is well positioned to participate in both the energy transition and lower carbon world as barrels produced from the Gulf of America are some of the least emission intensive barrels, from reservoir to refinery, of any barrel refined by Gulf Coast refineries (including shipping).

Offshore Crude Oil and Natural Gas Pipelines
We own interests in several crude oil and natural gas pipelines and related infrastructure located offshore in the Gulf of America.
The table below reflects our interests in our operating offshore crude oil pipelines:

Offshore crude oil pipelines	Operator	System Miles	Design Capacity (Bbls/day)(1)	Interest Owned	Throughput (Bbls/day) 100% basis(1)	Throughput (Bbls/day) net to ownership interest
Main Lines
CHOPS Pipeline	Genesis	380	500,000	64%	286,160	183,142
Poseidon Pipeline	Genesis	367	490,000	64%	278,347	178,142
Odyssey Pipeline	Shell Pipeline	120	200,000	29%	67,810	19,665
Eugene Island Pipeline and Other	Genesis/Shell Pipeline	184	39,000	29%	1,605	1,605
Total		1,051	1,229,000		633,922	382,554

Lateral Lines(2)
SEKCO Pipeline	Genesis	149	115,000	100%
SYNC Pipeline(3)	Genesis	105	240,000	100%
Shenzi Crude Oil Pipeline	Genesis	83	230,000	100%
Allegheny Crude Oil Pipeline	Genesis	40	140,000	100%
Marco Polo Crude Oil Pipeline	Genesis	37	120,000	100%
Constitution Crude Oil Pipeline	Genesis	67	80,000	100%
Tarantula	Genesis	4	30,000	100%
(1)Capacity figures presented represent 100% of the design capacity as of December 31, 2024 and throughput figures represent 100% of the volumes in the period; except for Eugene Island, which represents our net capacity and volumes in the undivided interest (29%) in that system. Ultimate capacities can vary primarily as a result of crude oil quality, pressure requirements, installed pumps, related facilities, utilization of drag reducing agents and the viscosity of the crude oil actually moved.
(2)Represents 100% owned lateral crude oil pipelines which ultimately flow into our other offshore crude oil pipelines (including CHOPS Pipeline and Poseidon Pipeline) and thus are excluded from main lines above.
(3)As noted above, we have successfully laid the 105 miles of SYNC Pipeline and plan to connect it to the Shenandoah FPS when it arrives to its final location in the Gulf of America in the first half of 2025.
•CHOPS Pipeline. CHOPS Pipeline is comprised of 24- to 30-inch diameter pipelines designed to deliver crude oil from fields in the Gulf of America to refining markets along the Texas Gulf Coast via interconnections with refineries and terminals located in Port Arthur and Texas City, Texas. Cameron Highway Oil Pipeline Company, LLC (“CHOPS”) also owns three strategically located multi-purpose offshore platforms. A financial party owns the remaining 36% interest in CHOPS.
•Poseidon Pipeline. The Poseidon Pipeline is comprised of 16- to 24-inch diameter pipelines to deliver crude oil from developments in the central and western offshore Gulf of America to other pipelines and terminals onshore and offshore Louisiana. An affiliate of Shell owns the remaining 36% interest in Poseidon Oil Pipeline Company, LLC (“Poseidon”).
•Odyssey Pipeline. The Odyssey pipeline is comprised of 12- to 20-inch diameter pipelines to deliver crude oil from developments in the eastern Gulf of America to other pipelines and terminals onshore Louisiana. An affiliate of Shell owns the remaining 71% interest in Odyssey Pipeline, LLC (“Odyssey”).
•Eugene Island. The Eugene Island system is comprised of a network of crude oil pipelines, the main pipeline of which is 20 inches in diameter, to deliver crude oil from developments in the central Gulf of America to other pipelines and onshore terminals in Louisiana. Other owners in Eugene Island include affiliates of Exxon Mobil and Shell Oil Company.
•SEKCO Pipeline. The SEKCO Pipeline is a deepwater pipeline currently serving the Buckskin oil, Hadrian North oil and Lucius oil and natural gas production areas located in the southern Keathley Canyon area of the Gulf of America. Southeast Keathley Canyon Pipeline Company, LLC (“SEKCO”) has crude oil transportation agreements with various Gulf of America producers who have dedicated their production from the Buckskin, Hadrian North and Lucius production areas to the SEKCO Pipeline for the life of their reserves. The SEKCO Pipeline will be directly connected to the Salamanca FPS, which is anticipated for first production in the first half of 2025.
•SYNC Pipeline. The SYNC pipeline is a newly constructed approximately 105-mile, 20” diameter crude oil pipeline that will connect to the Shenandoah FPS located in the Walker Ridge area of the Gulf of America to our CHOPS Pipeline and Poseidon Pipeline. We have successfully laid the 105 miles of SYNC Pipeline and plan to connect it to the Shenandoah FPS when it arrives to its final location in the Gulf of America in the first half of 2025.
•Shenzi Pipeline. The Shenzi Pipeline delivers crude oil from the Shenzi production field located in the Green Canyon area of the Gulf of America offshore Louisiana as well as from the King’s Quay FPS, which supports the Khaleesi, Mormont and Samurai field developments, to the CHOPS Pipeline and Poseidon Pipeline.
•Allegheny Pipeline. The Allegheny Pipeline connects the Allegheny and South Timbalier 316 platforms in the Green Canyon area of the Gulf of America with the CHOPS Pipeline and Poseidon Pipeline.
•Marco Polo Pipeline. The Marco Polo Pipeline transports crude oil from our Marco Polo crude oil platform to an interconnect with the Allegheny Crude Oil Pipeline in Green Canyon Block 164.
•Constitution Pipeline. The Constitution Pipeline delivers crude oil from the Constitution, Constellation, Caesar Tonga and Ticonderoga production fields located in the Green Canyon area of the Gulf of America to either the CHOPS Pipeline or the Poseidon Pipeline.
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
•High Island. The High Island Offshore System (“HIOS”) transports natural gas from producing fields located in the Galveston, Garden Banks, West Cameron, High Island and East Breaks areas of the Gulf of America to the Kinetica Energy Express. HIOS includes 152 miles of pipeline and eight pipeline junction and service platforms that are regulated by the FERC. In addition, this system includes the 86-mile East Breaks Gathering System, which connects HIOS to the Hoover-Diana deepwater platform located in Alaminos Canyon Block 25.
•Anaconda. The Anaconda Gathering System gathers natural gas from producing fields located in the Green Canyon area in the Gulf of America, as well as the King’s Quay FPS, which supports the Khaleesi, Mormont and Samurai field developments, to the Nautilus System.
•Green Canyon. The Green Canyon Laterals are a collection of small diameter pipelines that gather natural gas for delivery to HIOS and various other downstream pipelines.
•Manta Ray. The Manta Ray Offshore Gathering System gathers natural gas from producing fields located in the Green Canyon, Southern Green Canyon, Ship Shoal, South Timbalier and Ewing Bank areas of the Gulf of America for delivery to numerous downstream pipelines, including the Nautilus System. This system includes three pipeline junction platforms.
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
•Marco Polo. The Marco Polo platform, which is located in Green Canyon Block 608, processes crude oil and natural gas from production fields located in the South Green Canyon area of the Gulf of America.
•East Cameron. The East Cameron 373 platform has the ability to process production from the Garden Banks and East Cameron areas of the Gulf of America.
Customers
Due to the intensive capital requirements of exploring for and developing crude oil properties in the deepwater regions of the Gulf of America, most of our offshore pipeline customers are integrated energy companies and other large independent producers, who desire to have longer-term arrangements ensuring that their production can access the markets.
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

Alkali Business
Prior to February 28, 2025, our Alkali Business produced and provided our natural soda ash to a variety of industries such as flat glass, container glass, detergent, solar panel and lithium producers and chemical manufacturing. Soda ash, also known by its chemical name sodium carbonate (Na2CO3), is a highly valued raw material in the manufacture of glass due to its properties of lowering the melting point of silica in the batch. Soda ash is also valued by detergent manufacturers for its absorptive and water softening properties. We produced our products from trona, which we mined at two sites in the Green River Basin in Wyoming. Our Alkali Business owned and operated soda ash production facilities, underground trona ore mines and brine (solution) mining operations and related equipment, logistics and other assets. All of our Alkali Business’ mining and processing activities were conducted at its “Westvaco” and “Granger” facilities near Green River, Wyoming. See further detail in Item 2. “Properties.”
Our Westvaco and Granger facilities had a design capacity to produce approximately 4.75 million tons of soda ash and downstream specialty products per year. All mining and processing activities related to our products took place in our facilities located in the Green River Basin. Our Alkali Business included the following:
•Dry Mining of Trona Ore
Trona ore is dry mined underground at our Westvaco facility primarily through the operation of our single longwall mining machine. Longwall mining provides higher recovery rates leading to extended mine life compared to other dry mining techniques. Development of the “tunnels” necessary to access and ventilate our longwall is through room and pillar mining completed primarily by our fleet of borer miners. The ore is conveyed underground to two hoisting operations where it travels approximately 1,600 feet vertically to the surface and is either taken directly into the processing facilities or stored on outdoor stockpiles for future consumption.
•Secondary Recovery Brine (Solution) Mining
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
•Processing of Trona into Finished Alkali Products
Our Sesqui and Mono plants, located at our Westvaco site, convert dry-mined trona ore into soda ash. Crushing, dissolution in water, filtration, and crystallization techniques are used to produce the desired final products. In the Mono plant process, the ore is calcined with heat, prior to dissolution, to convert the trona to soda ash by the removal of water and carbon dioxide. A final drying step using steam produces a dense soda ash product from the Mono process. In our Sesqui plant, the calcination is performed at the end of the process, producing a light density soda ash that is preferred in applications desiring increased absorptivity. The Sesqui process also has the ability to produce refined sodium sesquicarbonate (which we sell under the names S-Carb® and Sesqui®) for use as a buffer in animal feed formulations and in cleaning and personal care applications.
Brine (solution) mined trona is converted into dense soda ash in our evaporation, lime, decahydrate crystallization, and monohydrate crystallization (“ELDM”) operation at the Westvaco site and at our Granger facility. The steps to produce soda ash are similar to the dry mined processes, except the crushing and dissolving steps are eliminated because the trona is already in a water solution as it leaves the mine.
Intermediate, semi-processed products are extracted from our soda ash processes at Westvaco at strategic locations for use as feedstocks for production of sodium bicarbonate and 50% caustic soda (NaOH).
•Marketing, Sale and Distribution of Alkali Products
Prior to February 28, 2025, we sold our soda ash products and other alkali products to customers in the U.S., Canada, the U.K., and the South African Customs Union, and in all other markets, we sold soda ash exclusively through American Natural Soda Ash Corporation (“ANSAC”).
All of our alkali products were produced and transported from our facilities in the Green River Basin via rail or truck to either our customers in North America, or to our leased shipping terminal in Portland, Oregon, where it was loaded onto ocean-going vessels to be sold and delivered to our other customers. We operated a fleet of approximately 4,100 covered hopper cars used to transport over 94% of the alkali products from the Green River facilities via a single rail line owned and operated by Union Pacific Railroad. We leased these railcars from banks and leasing companies under agreements with varying term-lengths. We recovered a portion of the costs of leasing through mileage credits paid under agreements with customers and carriers in accordance with established industry practices and government requirements.
Sulfur Services Business
Our sulfur services business primarily (i) provides sulfur removal services whereby it processes high sulfur (or “sour”) gas streams generated from crude oil processing operations to remove sulfur at 11 refining or petrochemical processing facilities located mainly in Texas, Louisiana, Arkansas, Oklahoma, Montana and Utah; (ii) operates storage and transportation assets in relation to those services; and (iii) sells NaHS and NaOH (also known as caustic soda) to large industrial and commercial companies. To provide sulfur removal services, we apply our proprietary technology, which uses large quantities of caustic soda (the primary raw material used in our process) to act as a scrubbing agent under prescribed temperature and pressure to remove sulfur. Sulfur removal in a refinery is a key factor in optimizing production of refined products such as gasoline, diesel and aviation fuel. Our sulfur removal technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products, and simultaneously produces NaHS. The resultant, NaHS, constitutes the sole consideration we receive for our sulfur removal services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HollyFrontier, Calumet and Ergon.
Our 11 sulfur removal services contracts have an average remaining term of approximately three years. The timing upon which these contracts renew vary based upon location and terms specified within each specific contract.
Our sulfur services footprint includes NaHS and caustic soda terminals in the Gulf Coast, the Southwest, Montana, Utah, British Columbia and South America. In conjunction with our onshore facilities and transportation segment, we sell and deliver (via railcars, ships, barges and trucks) NaHS and caustic soda to over 105 customers. We are one of the largest marketers of NaHS in North and South America. By minimizing our costs through utilization of our own logistical assets and leased storage sites, we believe we have a competitive advantage over other suppliers of NaHS. NaHS is used in the specialty chemicals business (plastic additives, dyes and personal care products), in the pulp and paper business, and in connection with mining operations (separating copper from molybdenum and in the mining of nickel and gold) as well as bauxite refining (aluminum). NaHS has also gained acceptance in environmental applications, including waste treatment programs requiring stabilization and reduction of heavy and toxic metals and flue gas scrubbing. Additionally, NaHS can be used for removing hair from hides at the beginning of the tannery process.
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
Customers - Alkali Business
Our natural soda ash was sold to a diverse customer base in the U.S., Canada, Mexico, the U.K., South America and Asia.
Customers - Sulfur Services Business
We sell our NaHS to customers in a variety of industries, with the largest customers involved in mining of base metals, primarily copper and molybdenum, and the production of pulp and paper. We sell to customers in the copper mining industry in the western U.S., Canada and Mexico. We also export NaHS to South America for sale to mining customers in Peru and Chile. Many of the industries that our NaHS customers are in (such as copper mining and the pulp and paper industry) participate in global markets for their products. As a result, this creates an indirect exposure for NaHS to global demand for the end products of our customers.
We sell caustic soda to many of the same customers who purchase NaHS from us as well as to some of the refineries in which we operate.
Our soda and sulfur services segment is not dependent on any single or small group of customers. The loss of any one customer would not have a material, adverse effect on us.
Competition - Alkali Business
The global soda ash market in which our Alkali Business operated in was competitive. Competition historically was based on a number of factors such as price (which is impacted by global supply and demand), favorable logistics and consistent customer service. Our Alkali Business’ specialty Alkali products also experience significant competition from producers of sodium bicarbonate.

Competition - Sulfur Services Business
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
Marine Transportation
Our marine transportation segment consists of (i) our inland marine fleet, which transports intermediate refined petroleum products, including asphalt, principally serving refineries and storage terminals along the Gulf Coast, Intracoastal Canal and western river systems of the U.S., principally along the Mississippi River and its tributaries; (ii) our offshore marine fleet, which transports crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean; and (iii) our modern, double-hulled tanker, M/T American Phoenix. All of our vessels operate under the U.S. flag and are qualified for domestic trade under the Jones Act. The below table includes operational information relating to our marine transportation fleet:

	Inland	Offshore	American Phoenix
Aggregate Fleet Design Capacity (MBbls)	2,165	884	330
Individual Vessel Capacity Range (MBbls)(1)	23-39	65-135	330

Number of:
Push/Tug Boats	33	10	—
Barges	78	9	—
Product Tankers	—	—	1
(1)Represents capacity per barge ranges on our inland and offshore barge, as well as the capacity of our M/T American Phoenix.
Customers
Our marine customers are primarily refiners as well as large energy companies. In 2024, approximately 95% of the revenue we generated stemmed from contracts with refiners. Our M/T American Phoenix is currently operating under a charter with a refining customer along the Gulf Coast and Eastern Seaboard. We are a provider of transportation services for our customers and, in almost all cases, do not assume ownership of the products we transport. Marine transportation services are conducted under term contracts, some of which have renewal options for customers with whom we have traditionally had long-standing relationships, as well as spot contracts. Most of our customers have been our customers for many years and we generally anticipate continued relationships; however, there is no assurance that any individual contract will be renewed.
Our marine contracts for our inland and offshore fleets are agreements to transport cargo for a specific customer at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate us from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented over 95% of our marine transportation revenues under contracts during 2024. A term contract is an agreement with a customer to move cargo for a specific period of time, and may involve multiple trips to various destinations. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current

“market” rate and are subject to market volatility. During 2024, approximately 76% of our marine transportation revenues were from term contracts and 24% were from spot contracts.
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
Our marine transportation segment also competes with other modes of transporting crude oil and heavy refined petroleum products, including pipeline, rail and trucking operations. Each mode of transportation has different advantages and disadvantages, which often are fact and circumstance dependent. For example, without requiring longer-term economic commitments from shippers, marine and truck transportation can offer shippers much more flexibility to access numerous markets in multiple directions (i.e., pipelines tend to flow in a single direction and are geographically limited by their receipt and delivery points with other pipelines and facilities), and our marine transportation offers shippers certain economies of scale as compared to truck transportation. In addition, due to construction costs and timing considerations, marine and truck transportation can provide cost effective and immediate services to a nascent producing region, whereas new pipelines can be very expensive and time consuming to construct and may require shippers to make longer-term economic commitments, such as take-or-pay commitments. On the other hand, in mature developed areas serviced by extensive, multi-directional pipelines, with extensive connections to various markets, pipeline transportation may be preferred by shippers, especially if shippers are willing to make longer-term economic commitments, such as take-or-pay commitments. Lastly, all of our inland marine transportation barges are asphalt capable and heated. This allows us to transport intermediate refined products that require heat, which other modes of transportation are not necessarily equipped to handle.
Onshore Facilities and Transportation
We provide onshore facilities and transportation services to Gulf Coast crude oil refiners and producers through a combination of purchasing, transporting, storing, blending and marketing of crude oil and refined products (primarily fuel oil, asphalt, and, at times, other heavy refined products). In connection with these services, we utilize our increasingly integrated portfolio of logistical assets consisting of pipelines, trucks, terminals, barges and rail unloading facilities. The integrated nature of our onshore facilities and transportation assets is particularly evident in areas such as Louisiana and Texas.
Our crude oil onshore facilities and transportation operations are concentrated in Texas, Louisiana, Alabama, Florida and Mississippi. We provide services which include the gathering of crude oil from producers at the wellhead, transporting crude oil by gathering line, truck and barge to pipeline injection points, transporting crude oil for our gathering and marketing operations and for other shippers on our pipelines and marketing crude oil to refiners. We also have the ability to gather refined products from refineries, transport refined products via pipeline, truck, barge and railcar and sell refined products to customers in wholesale markets. For certain of these services, we generate fee-based income related to the transportation services provided. In some cases, we also realize a profit equal to the difference between the price at which we sell the crude oil and petroleum products and the price at which we purchase the crude oil and petroleum products, less the associated costs of aggregation and transportation. The most substantial component of the costs we incur while aggregating crude oil and petroleum products relates to operating our fleet of owned and leased trucks and incurring other transportation related costs.
These operations help to ensure (among other things) a base supply source for our crude oil pipeline systems, refinery customers and other shippers while providing our producer customers with a market outlet for their production. By utilizing our network of pipelines, trucks, rail unloading facilities, barges, tanks and terminals, we are able to provide transportation related services to, and in many cases back-to-back gathering and marketing arrangements with, crude oil refiners and producers. Additionally, our crude oil and petroleum product gathering and marketing expertise and knowledge base provide us with the ability to capitalize on opportunities that arise from time to time in our market areas. We gather and market approximately 22,000 Bbls/day (as of December 31, 2024) of crude oil and petroleum products, most of which is produced from large resource basins throughout Texas and the Gulf Coast. Our crude oil pipelines transport many of these barrels, as well as barrels for third party producers and refiners to which we charge fees for our transportation services. Given our network of terminals, we also have the ability to store crude oil during periods of contango (crude oil prices for future deliveries are higher than for current deliveries) for delivery in future months. When we purchase and store crude oil during periods of contango, we attempt to limit direct commodity price risk by simultaneously entering into a contract to sell the inventory in a future period, either with a counterparty or in the crude oil futures market. Unsold volumes are hedged with exchange-traded commodity derivatives to offset the remaining price risk.

Onshore Crude Oil Pipelines
Through our onshore pipeline systems and related assets we own and operate, we transport crude oil for our gathering and marketing operations and for other shippers pursuant to tariff rates regulated by the FERC or the Railroad Commission of Texas (“TXRRC”). Accordingly, we offer transportation services to any shipper of crude oil, if the products tendered for transportation satisfy the conditions and specifications contained in the applicable tariff. Pipeline revenues are a function of the level of throughput and the particular point where the crude oil is injected into the pipeline and the delivery point. We also may earn revenue from pipeline loss allowance volumes. In exchange for bearing the risk of pipeline volumetric losses, we deduct volumetric pipeline loss allowances and crude oil quality deductions. Such allowances and deductions are offset by measurement gains and losses. When our actual volume losses are less than the related allowances and deductions, we recognize the difference as income and inventory available for sale valued at the market price for the crude oil.
The margins from our onshore crude oil pipeline operations are equal to the revenues we generate from regulated published tariffs and pipeline loss allowances less the fixed and variable costs of operating and maintaining our pipelines. Each of our onshore pipeline systems has available capacity to accommodate potential growth in volumes.
The four onshore common carrier crude oil pipeline systems we own and operate are the Texas System, the Louisiana System, the Jay System, and the Mississippi System.

	Texas System	Louisiana System	Jay System	Mississippi System
Product	Crude Oil	Crude Oil, Intermediates, and Refined Products	Crude Oil	Crude Oil
Interest Owned	100%	100%	100%	100%
Design Capacity (Bbls/day)	8" - 24,000 18" - 275,000	350,000	150,000	45,000
2024 Throughput (Bbls/day)	65,059	55,687	5,189	2,390
System Miles	47	51	143	207
Approximate owned tankage storage capacity (Bbls)	1,100,000	330,000	230,000	247,500
Location	Hastings Junction, TX to Webster, TX Texas City, TX to Webster, TX	Port Hudson, LA to Baton Rouge, LA Baton Rouge, LA to Port Allen, LA	Southern AL/FL to Mobile, AL	Soso, MS to Liberty, MS
Rate Regulated	FERC/TXRRC	FERC	FERC	FERC
•Texas System. Our Texas System takes delivery of crude oil volumes at Texas City (which includes the capability of receiving various Gulf of America pipeline volumes) for delivery to our Webster, Texas facility, which ultimately connects to other crude oil pipelines. Our Texas System also transports crude oil from Hastings Junction (south of Houston, Texas) to several delivery points near Houston, Texas (including our Webster, Texas facility). We earn a tariff for our transportation services, with the tariff rate per barrel of crude oil varying with the distance from injection point to delivery point.
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
Customers
Our onshore facilities and transportation business encompasses numerous refiners and producers, for which we provide transportation related services, as well as gather from and market to crude oil and refined products.
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
Credit Exposure
Our portfolio of accounts receivable is generally comprised in large part of obligations of refiners, integrated and large independent oil and natural gas producers, industrial companies that purchased soda ash prior to February 28, 2025, and mining and other industrial companies that purchase NaHS, most of which have stable payment histories. We believe that any credit risk posed by a concentration of customers in a specific industry is offset by the creditworthiness of our specific customer base in the context of our specific transactions as well as other factors, including the strategic nature of certain of our assets and relationships and our credit procedures. The credit risk related to exchange-traded contracts is limited due to the daily cash settlement procedures and other exchange related requirements.
When we market crude oil, petroleum products, and NaHS and provide transportation and other services, we must determine the amount, if any, of the line of credit we will extend to any given customer. We have established procedures to manage our credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset. Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that our established credit criteria are met. We use similar procedures to manage our exposure to our customers in the offshore pipeline transportation and marine transportation segments.
Some of our largest customers include Shell, MV Purchasing, Exxon Mobil Corporation, BP, Calumet, and prior to February 28, 2025, SCS - Comercial & Servicos Quimicos Ltda.
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

Employees and Collective Bargaining Agreements
To carry out our business activities, we employed 2,075 employees at December 31, 2024. Approximately 640 of those employees were covered under collective bargaining agreements associated with our Alkali Business, which was sold on February 28, 2025. These collective bargaining agreements cover wage increases and other benefits, including the defined benefit pension plan, the post-employment benefit plan and the enhanced 401(k) retirement savings plan. We consider our relationship with our employees to be in good standing.
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
Furthermore, to attract and meet the needs of our workforce, we offer a comprehensive and affordable benefits program that includes medical, dental, vision, life insurance, and disability protection, along with a generous retirement savings plan, including up to six percent matching. Our benefits package options may vary depending on the type of employee and date of hire. Additionally, we continuously look for ways to improve employee work-life balance and the well-being of our employees and their families.
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
Effective January 1, 1995, FERC promulgated rules simplifying and streamlining the ratemaking process. Previously established rates were “grandfathered,” limiting the challenges that could be made to existing tariff rates. Increases from grandfathered rates of interstate oil pipelines are currently regulated by FERC primarily through an index methodology, whereby a pipeline is allowed to change its rates based on the year-to-year change in an index. Under FERC regulations, we are able to change our rates within prescribed ceiling levels that are tied to the Producer Price Index for Finished Goods (“PPI-FG”). Rate increases made pursuant to the index are presumed to be just and reasonable. They will be subject to protest, but such protests must show that the rate increase resulting from application of the index is substantially in excess of the applicable pipeline’s increase in costs. We may be required to lower our rates if the ceiling level decreases below our existing rates in a given year. The FERC indexing is subject to review and revision every five years. On December 17, 2020, the FERC issued a final rule setting the index for the five-year period beginning July 1, 2021, and ending on June 30, 2026, at PPI-FG plus 0.78%. On January 20, 2022, the FERC granted a rehearing of certain aspects of the final rule and revised the index level to PPI-FG minus 0.21% effective March 1, 2022 through June 30, 2026. The FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI-FG minus 0.21% to file rate reductions effective March 1, 2022. On review, the D.C. Circuit vacated FERC’s rehearing order that adopted the PPI-FG minus 0.21% and ordered FERC to reinstate its prior order with a PPI-

FG plus 0.78%. FERC reinstated the PPI-FG plus 0.78% and then subsequently initiated a rulemaking in RM25-2, proposing to amend the PPI-FG for the five-year period that began on July 1, 2021, and adopt a revised index level of PPI-FG minus 0.21%. FERC has not yet issued a final order changing the index.
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
Jones Act: The Jones Act is a federal law that restricts maritime transportation between locations in the U.S. to vessels built and registered in the U.S. and owned and manned by U.S. citizens. We are responsible for monitoring the ownership of our subsidiary that engages in maritime transportation and for taking any remedial action necessary to ensure that no violation of the Jones Act ownership restrictions occurs. Jones Act requirements significantly increase operating costs of U.S.-flag vessel operations compared to foreign-flag vessel operations. Further, the USCG and ABS maintain the most stringent regime of vessel inspection in the world, which tends to result in higher regulatory compliance costs for U.S.-flag operators than for owners of vessels registered under foreign flags or flags of convenience. The Jones Act and General Maritime Law also provide damage remedies for crew members injured in the service of the vessel arising from employer negligence or vessel unseaworthiness.
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
Regulation of the Mining Industry in the United States
Prior to February 28, 2025, we had the right to mine trona through leases we hold from the U.S. Federal government, the State of Wyoming and Sweetwater Trona OpCo LLC (“Sweetwater”). Our leases with the U.S. government were issued under the provisions of the Mineral Leasing Act of 1920 (30 U.S.C. 18 et. Seq.) and were administered by the U.S. Bureau of Land Management (“BLM”) and our leases with the state of Wyoming were issued under Wyoming Statutes 36-6-101 et. seq. Sweetwater acquired the leases and interests from Anadarko Land Corporation, a subsidiary of Occidental following Occidental’s August 2019 acquisition of Anadarko Petroleum Corporation, who was the successor to rights originally granted to the Union Pacific Railroad in connection with the construction of the first transcontinental railroad in North America. For more information, please see discussion of “Overview of Mining Property and Operations” in Item 2 below.
We paid royalties to the BLM, the State of Wyoming and Sweetwater Royalties, LLC (“Sweetwater Royalties”) who acquired the mineral rights through a conveyance from Sweetwater. These royalties were calculated based upon the gross value of soda ash and related products at a certain stage in the mining process. We were obligated to pay minimum royalties or annual rentals to our lessors regardless of actual sales and in the case of Sweetwater Royalties to pay royalties in advance based on a formula based on the amount of trona produced and sold in the previous year which is then credited against production royalties owed.
Our mining operations in Wyoming were subject to mine permits issued by the Land Quality Division of the Wyoming Department of Environmental Quality (“WDEQ”). WDEQ imposed detailed reclamation obligations on us as a holder of mine permits. As of December 31, 2024, the amount of our reclamation bonds totaled to approximately $90 million.
The health and safety of our employees working underground and on the surface were subject to detailed regulation. The safety of our operations at Westvaco were regulated by the U.S. Mine Safety and Health Administration (“MSHA”) and our Granger facility by the Wyoming Occupational Safety and Health Administration (“Wyoming OSHA”). MSHA administers the provisions of the Federal Mine Safety and Health Act of 1977 and enforces compliance with that statute’s mandatory safety and health standards. As part of MSHA’s oversight, representatives perform at least four unannounced inspections (approximately once quarterly) each year at Westvaco. Wyoming OSHA regulates the health and safety of non-mining operations under a plan approved by the U.S. Occupational Health and Safety Administration. When our Granger facility was restarted in 2009 on brine (solution) mine feed (i.e., without any miners working underground), Wyoming OSHA assumed responsibility for the facility.
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
Several of the production operations in our Alkali Business were subject to regulation by the U.S. Food and Drug Administration (“FDA”). Our Westvaco facility was registered for the production of food and pharmaceutical grade ingredients and we complied with strict Current Good Manufacturing Practice (“CGMP”) requirements in our sodium bicarbonate and sodium sesquicarbonate operations that produce these registered products. The U.S. Food Safety Modernization Act required that parts of our facility that produced human food and animal nutrition products complied with more rigorous manufacturing standards. We believe that we materially complied with requirements then in effect and had a program in place to maintain such compliance. We also complied with industry standards developed by various private organizations such as U.S. Pharmacopeia, Organic Materials Review Institute, National Sanitation Foundation, Islamic Food and Nutrition Council of America, and the Orthodox Union. Alkali had also received certification of its Wyoming facilities under ISO.9001:2015.

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
Hazardous Substances and Waste Handling - The Comprehensive Environmental Response, Compensation, and Liability Act, as amended, or CERCLA, also known as the “Superfund” law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons. These persons include current owners and operators of the site where a release of hazardous substances occurred, prior owners or operators that owned or operated the site at the time of the release of hazardous substances, and companies that disposed or arranged for the disposal of the hazardous substances found at the site. We currently own or lease, and have in the past owned, operated or leased, properties that have been in use for many years with the gathering and transportation of hydrocarbons including crude oil and other activities that could cause an environmental impact. Persons deemed “responsible persons” under CERCLA may be subject to strict and joint and several liability for the costs of removing or remediating previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination), for damages to the environment, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover the costs they incur from the responsible classes of persons. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.
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

The scope of waters regulated under the Clean Water Act has fluctuated in recent years. On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or Corps, jointly promulgated final rules expanding the scope of waters protected under the Clean Water Act. However, on October 22, 2019, the agencies repealed the 2015 rules, and then, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rules, and significantly reducing the waters subject to federal regulation under the Clean Water Act. On August 30, 2021, a federal court struck down the replacement rule and, on January 18, 2023, the EPA and the Corps published a final rule that would restore water protections that were in place prior to 2015. However, on May 25, 2023, the Supreme Court issued an opinion substantially narrowing the scope of “waters of the United States” protected by the Clean Water Act. On September 8, 2023, the EPA and the Corps published a final conforming rule. Because of ongoing litigation of the January 2023 rule, twenty-four states are implementing the definition of “waters of the United States” under the January 2023 rule, as amended by the September 2023 conforming rule. The other twenty-six states are interpreting “water of the United States” consistent with the pre-2015 regime and the Sackett decision. These recent actions have provided some clarity. However, to the extent the EPA and the Corps broadly interpret their jurisdiction and expand the range of properties subject to the Clean Water Act's jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
In addition, in December 2015, the United States participated in the 21st Conference of the Parties (COP-21) of the United Nations Framework Convention on Climate Change in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHGs. The Agreement went into effect on November 4, 2016. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th Conference of the Parties (COP-26) in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce GHG emissions, including reducing global methane emissions by at least 30% by 2030 from 2020 levels. More than 150 countries have now signed on to this pledge. The urgency to reduce GHG emissions was further emphasized in the 27th Conference of the Parties (COP-27) in Sharm El-Sheikh, Egypt. Most recently, at the 28th Conference of the Parties (COP-28) in the United Arab Emirates, world leaders agreed to transition away from fossil fuels in a just, orderly and equitable manner and to triple renewables and double energy efficiency globally by 2030. Also at COP-28, 50 companies accounting for 40 percent of global oil production committed to eliminating their methane emissions by 2050 under the Oil and Gas Decarbonization Charter. These companies also committed to ending flaring by 2030. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international climate commitments. The United States withdrew from the Paris Agreement and any similar commitments under the United Nations Framework Convention on Climate Change on January 20, 2025.
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
The PHMSA administers pipeline safety requirements for natural gas and hazardous liquid pipelines pursuant to detailed regulations set forth in 49 C.F.R. Parts 190 to 199. These regulations, among other things, address pipeline integrity management and pipeline operator qualification rules and specify how companies should assess, evaluate, validate and maintain the integrity of pipeline segments that, in the event of a release, could impact High Consequence Areas, or HCAs, which include populated areas, unusually sensitive areas and commercially navigable waterways. We are subject to the PHMSA Integrity Management, or IM, regulations, which require that we perform baseline assessments of all pipelines that could affect an HCA, and to continually assess all pipelines at specified intervals to periodically evaluate the integrity of each pipeline segment that could affect an HCA. The integrity of these pipelines must be assessed by internal inspection, pressure test, or equivalent alternative new technology. We must also abide by an Integrity Management Plan, or IMP, that details the risk assessment factors, the overall risk rating for each segment of pipe, a schedule for completing the integrity assessment, the methods to assess pipeline integrity, and an explanation of the assessment methods selected. No assurance can be given that the cost of testing and the required rehabilitation identified will not be material costs to us that may not be fully recoverable by tariff increases.
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
•Our profitability and cash flow are dependent on our ability to increase or, at a minimum, maintain our current commodity (crude oil, natural gas, refined products, soda ash (prior to February 28, 2025), NaHS and caustic soda) volumes, which often depend on actions and commitments by parties beyond our control.
•Many of our crude oil and natural gas transportation customers are producers whose drilling activity levels and spending for transportation have historically been, and may continue to be, impacted by volatility in the commodity markets.
•Fluctuations in prices for crude oil, natural gas, refined petroleum products, NaHS and caustic soda could adversely affect our business.
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
Our strategy contemplates growth through the development and acquisition of a wide range of midstream and other infrastructure while maintaining a strong balance sheet. This strategy includes constructing and acquiring additional assets and businesses to enhance our ability to compete effectively, diversify our asset portfolio and, thereby, provide more stable cash flow. We regularly consider and enter into discussions regarding additional potential joint ventures, stand-alone projects and other transactions that we believe will present opportunities to realize synergies, increase our market position and, ultimately, increase distributions to our unitholders. A number of factors could adversely affect our ability to execute our growth strategy, including an inability to raise adequate capital on acceptable terms, competition from competitors and/or an inability to successfully integrate one or more acquired businesses into our operations.
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
The amount of cash we distribute to our common unitholders principally depends upon margins we generate from our businesses, which fluctuate from quarter to quarter based on, among other things: the volumes and prices at which we purchase and sell crude oil, natural gas, refined products and caustic soda; the volumes of sodium hydrosulfide, or NaHS, and soda ash (prior to February 28, 2025) that we produce and the prices at which we sell NaHS and soda ash; the demand for our services; the level of competition; the level of our operating costs; the effect of worldwide energy conservation measures; governmental regulations and taxes; the level of our general and administrative costs; and prevailing economic conditions.
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
Our profitability and cash flow are dependent on our ability to increase or, at a minimum, maintain our current commodity (crude oil, natural gas, refined products, NaHS and caustic soda) volumes, which often depend on actions and commitments by parties beyond our control.
We access commodity volumes through various sources, such as our producers, service providers (including gatherers, shippers, marketers and other aggregators) refiners, and our mine which we owned until February 28, 2025. Depending on the needs of each customer and the market in which it operates, we can provide a service for a fee (as in the case of our pipeline, terminal, marine vessel transportation and railcar unloading operations), we can acquire the commodity from our customer and resell it to another party, or we can produce the commodity ourselves.
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
Additionally, on our onshore pipelines, most of our third-party shippers do not have long-term contractual commitments to ship crude oil on our pipelines. A decision by a shipper to substantially reduce or cease to ship volumes of crude oil on our pipelines could cause a significant decline in our revenues. In many of our onshore pipeline locations, we are dependent on interconnections with other pipelines to provide shippers with a market for their crude oil. Any reduction of throughput available to our shippers on these interconnecting pipelines as a result of testing, pipeline repair, reduced operating pressures or other causes could result in reduced throughput on our pipelines that would adversely affect our cash flows and results of operations.
Fluctuations in demand for crude oil or natural gas or availability of refined products or NaHS, such as those caused by refinery downtime or shutdowns, can negatively affect our operating results. Reduced demand in areas we service with our pipelines, marine vessels, rail facilities and trucks can result in less demand for our transportation services.
Competition in our Alkali Business was based on a number of factors, including price, favorable logistics, customer service, and the cost of production of natural soda ash (including energy costs and raw materials, amongst others).
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
Fluctuations in prices for crude oil, natural gas, refined petroleum products, NaHS and caustic soda could adversely affect our business.
Because we purchase (or otherwise acquire or, in the case of soda ash, produced prior to February 28, 2025) and sell crude oil, natural gas, refined petroleum products, NaHS, soda ash (prior to February 28, 2025) and caustic soda we are exposed to some direct commodity price risks. Prices for those commodities can fluctuate in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control, which could have an adverse effect on our cash flows, profit and/or Segment Margin. We attempt to limit those commodity price risks through back-to-back purchases and sales, hedges and other contractual arrangements; however, we cannot completely eliminate our commodity price risk exposure.

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
In addition, certain of our field and pipeline operating costs and expenses are fixed and do not vary with the volumes we gather and transport. These costs and expenses may not decrease ratably or at all should we experience a reduction in our volumes transported by truck, marine vessel, rail or our pipelines. As a result, we may experience declines in our margin and profitability if our volumes decrease.
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
During the year ended December 31, 2024, our marine transportation segment received approximately 76% of its revenue from time charters and other fixed contracts, which help to insulate us from revenue fluctuations caused by weather, navigational delays and short-term market declines. We earned approximately 24% of our marine transportation revenues from spot contracts, where competition is high and rates are typically volatile and subject to short-term market fluctuations, and where we could bear the risk of vessel downtime due to weather and navigational delays. If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit. There can be no assurance that we will be able to enter into future time charters or other fixed contracts on terms favorable to us. For further discussion of our marine transportation contracts, see “Marine Transportation - Customers”.
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
Failure to obtain or renew surety bonds on acceptable terms could affect our ability to satisfy long-term obligations.
We are required to obtain surety bonds or post other financial security to secure performance or payment of certain long-term obligations. The amount of security required to be obtained can change as the result of new laws, as well as changes to the factors used to calculate the bonding or security amounts. We may have difficulty procuring or maintaining our surety bonds. Our bond issuers may demand higher fees or additional collateral, including letters of credit or other terms less favorable to us upon those renewals.

Risks Related to Liquidity and Financing
Our indebtedness could adversely restrict our ability to operate, affect our financial condition, prevent us from complying with requirements under our debt instruments and prevent us from paying cash distributions to our unitholders.
We have outstanding debt and the potential to incur additional indebtedness. As of December 31, 2024, we had approximately $291.0 million outstanding under our senior secured credit facility, approximately $3.5 billion aggregate principal amount of senior unsecured notes outstanding and $413.4 million aggregate principal amount of Alkali senior secured notes outstanding. We must comply with various affirmative and negative covenants contained in our credit agreement and the indentures or purchase agreement governing our notes, some of which may restrict the way in which we would like to conduct our business. Among other things, these covenants limit or will limit our ability to incur additional indebtedness or liens, make payments in respect of or redeem or acquire any debt or equity issued by us, sell assets, make loans or investments, make guarantees, enter into any hedging agreement for speculative purposes, acquire or be acquired by other companies, and amend some of our contracts.
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
Our forecast contemplates significant expenditures for the development, construction or other acquisition of onshore and offshore infrastructure, including some construction and development projects with technological challenges. We (or our joint ventures) may not be able to complete our projects at the costs or within the timeframes currently estimated. If we (or our joint ventures) experience material cost overruns, we will have to finance these overruns using one or more of the following methods: using cash from operations; delaying other planned projects; incurring additional indebtedness; or issuing additional debt or equity.
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
We have exposure to movements in interest rates. The interest rates on our senior secured credit facility ($291.0 million outstanding at December 31, 2024) and the debt at certain of our unrestricted subsidiaries is variable. Our results of operations and our cash flow, as well as our access to future capital and our ability to fund our growth strategy, could be adversely affected by significant increases in interest rates. Obligations under our senior secured credit facility bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate at our option, plus the applicable margin in accordance with our credit agreement. We have not historically hedged our interest rates. Adverse effects to interest rates could have a negative effect on our financial condition, operating results and cash flow.
An increase in interest rates may also cause a corresponding decline in demand for equity investments, in general, and in particular, for yield-based equity investments such as our common units. Any such reduction in demand for our common units resulting from other more attractive investment opportunities may cause the trading price of our common units to decline.
Inflationary pressures and associated changes in monetary policy have historically increased and may further increase our operating costs, which in turn have caused and may continue to cause our capital expenditures and operating costs to rise.
Inflationary pressures have significantly increased over the last three years and could continue in the future. These inflationary pressures have historically increased and may further increase our operating costs, which in turn have caused and may continue to cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have likewise caused the Federal Reserve and other central banks to increase interest rates, which raises the cost of capital, including the cost of borrowings under our senior secured credit facility, and depresses economic growth, which could adversely affect the financial and operating results of our business.
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
James E. Davison and James E. Davison, Jr., each of whom is a director of our general partner, each own a significant portion of our common units, including our Class B Common Units, the holders of which elect our directors. Other members of the Davison family also own a significant portion of our common units. Collectively, members of the Davison family and their affiliates own approximately 11% of our Class A Common Units and 77% of our Class B Common Units and are able to exert significant influence over us, including the ability to elect at least a majority of the members of our board of directors and the ability to control most matters requiring board approval, such as material business strategies, mergers, business combinations, acquisitions or dispositions of assets, issuances of additional partnership securities, incurrences of debt or other financings and payments of distributions. In addition, the existence of a controlling group (if one were to form) may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire us, which may adversely affect the market price of our common units. Further, conflicts of interest may arise between us and other entities for which members of the Davison family serve as officers or directors. In resolving any conflicts that may arise, such members of the Davison family may favor the interests of another entity over our interests.
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
The decision of the U.S. Court of Appeals for the Fifth Circuit in Tidewater Inc. v. U.S., 565 F.3d 299 (5th Cir. April 13, 2009) held that the marine time charter being analyzed in that case was a “lease” that generated rental income rather than income from transportation services for purposes of a foreign sales corporation provision of the Internal Revenue Code. Even though (i) the Tidewater case did not involve a publicly traded partnership and it was not decided under Section 7704 of the Internal Revenue Code relating to “qualifying income,” (ii) some experienced practitioners believe the decision was not well reasoned, (iii) the IRS stated in an Action on Decision (AOD 2010-01) that it disagrees with and will not acquiesce to the Fifth Circuit’s marine time charter analysis contained in the Tidewater case and (iv) the IRS has issued several favorable private letter rulings (which can be relied upon and cited as precedent by only the taxpayers that obtained them) relating to time charters since the Tidewater decision was issued, the Tidewater decision creates some uncertainty regarding the status of income from certain of our marine time charters as “qualifying income” under Section 7704 of the Internal Revenue Code. Notwithstanding the foregoing, the Tidewater case is relevant authority because it is the only case of which we and our outside tax counsel are aware directly analyzing whether a particular time charter would constitute a lease or service agreement for certain U.S. federal tax purposes. Due to the uncertainty created by the Tidewater decision, our outside tax counsel at the time was required to change the standard in its opinion relating to our status as a partnership for federal income tax purposes to “should” from “will.”
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
Our unitholders will be required to pay any federal income taxes and, in some cases, state and local income taxes on their share of our taxable income (as well as deemed distributions and gains on the sale of assets or businesses, if any) even if unitholders receive no cash distributions from us. Our unitholders may not receive cash distributions from us equal to their share of our taxable income (or deemed distributions and gains on the sale of assets or businesses, if any) or even the tax liability that results from that income (or deemed distribution).
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
Investment in our units by tax-exempt entities, such as individual retirement accounts (known as IRAs), other retirement plans and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. With respect to taxable years beginning after December 31, 2017, subject to the aggregation rules for certain similarly situated businesses or activities, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each trade or business (including for purposes of determining any net operating loss deduction). As a result, for years beginning after December 31, 2017, it may not be possible for tax exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our units.

Non-U.S. unitholders are generally taxed and subject to income tax filing requirements by the United States on income effectively connected with a U.S. trade or business (“effectively connected income”). Income allocated to our unitholders and any gain from the sale of our units will generally be considered to be “effectively connected” with a U.S. trade or business. As a result, distributions to a non-U.S. unitholder will be subject to withholding at the highest applicable effective tax rate and a non-U.S. unitholder who sells or otherwise disposes of a unit will also be subject to U.S. federal income tax on the gain realized from the sale or disposition of that unit. Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the “amount realized” by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations further provide that for any transfer of an interest in a publicly traded partnership that is effected through a broker, the obligation to withhold is imposed on the transfer’s broker. Non-U.S. unitholders should consult a tax advisor before investing in our units.
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
Some of our operations involve significant risks of severe personal injury, property damage and environmental damage, any of which could curtail our operations or otherwise expose us to liability and adversely affect our cash flow. Virtually all of our operations are exposed to the elements, including hurricanes, tornadoes, storms, floods, earthquakes and extended periods of below freezing weather. A significant portion of our operations are located along the U.S. Gulf Coast, and our offshore pipelines are located in the Gulf of America, which can be heavily subjected to these types of disasters or storms throughout a given year.
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
The ultimate consequences of the war in Ukraine, the Israel and Hamas war and broader geopolitical tensions in the Middle East and Eastern Europe may lead to further sanctions, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions, increase volatility in the price of and demand for oil and natural gas, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of these conflicts’ effect on our business and results of operations, as well as on the global economy and energy industry.

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
As of December 31, 2024, we have a number of significant unitholders. For example, certain members of the Davison family (including their affiliates) and management owned approximately 17.2 million, or approximately 14%, of our common units. From time to time, we also may have other unitholders that have large positions in our common units. In the future, any such parties may acquire additional interest or dispose of some or all of their interest. If they dispose of a substantial portion of their interest in the trading markets, such sales could reduce the market price of common units. In connection with certain transactions, we have put in place resale shelf registration statements, which allow unit holders thereunder to sell their common units at any time (subject to certain restrictions) and to include those securities in any equity offering we consummate for our own account.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We maintain a cybersecurity program designed to identify, assess, manage, mitigate, and respond to cybersecurity risks, and we partner with leading cybersecurity experts to continually enhance the security of our operating environments. Some of the key risks identified include unauthorized access to our systems, spoofing valid credentials, and monetary motivated attacks, amongst others. As an organization, we have devoted significant resources to cybersecurity processes aimed at addressing the known risks, as well as adapting to the changing cybersecurity landscape and responding to emerging threats in a timely and effective manner. We assess the materiality of cybersecurity risks and incidents based on factors such as financial impact, regulatory implications, operational disruption, and reputational harm. Material cybersecurity incidents, if any, are evaluated in accordance with SEC guidelines, and appropriate disclosures are made when required. Our comprehensive cybersecurity program is implemented and maintained using information security tools, policies, training, and a team of information technology professionals. We have a Cybersecurity Incident Response Plan and a Business Continuity and Disaster Recovery Program, in addition to other company policies and procedures that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information, and the use of the internet, social media, email, and wireless devices. These policies go through an internal review process, are approved by the appropriate members of management, and are a required part of our employee training on an annual basis.
Our cybersecurity program leverages the National Institute of Standards and Technology (“NIST”) framework, which consists of five core functions: identify, protect, detect, respond and recover. We have engaged the assistance of third-party experts to conduct comprehensive cybersecurity assessments centered on appraising our alignment with the NIST. Additionally, as further described in Item 1. Business-Regulation-Safety and Security Regulations, TSA has issued a series of security directives that all pipeline owners and operators must include in their cybersecurity planning, testing and in their reporting of any incidents. We have continued to expand investments in cybersecurity, including additional end-user training, using layered defenses, identifying and protecting critical assets, and strengthening monitoring and alerting. We regularly test our cybersecurity defenses by performing simulations and drills at both a technical level (including through penetration testing) and by reviewing our operational policies and procedures with third-party experts. We report the test results to the TSA as required. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our stakeholders, including investors, customers, employees, and vendors. In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with use of third-party service providers based on the potential impact of a disruption of the services to our operations and the sensitivity of data shared with the service providers. The internal business owners of our hosted applications are required to document user access reviews at least annually and receive and review a System and Organization Controls (SOC 1 or SOC 2) report from the vendor. If a third-party vendor is unable to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and evaluate the associated risks. If a provided SOC report identifies significant deficiencies or control weaknesses, we conduct a detailed risk assessment, request remediation plans, implement additional monitoring measures, or, if necessary, reevaluate the vendor relationship. Our assessment of third-party provider risks is an integral part of our overall cybersecurity program, ensuring that appropriate safeguards are in place to protect our data and operations.
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

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity risks, including as a result of previously identified cybersecurity incidents that have, or are reasonably likely to have, materially affected us, including our business strategy, results of operations, or financial condition. We have periodically encountered threats and security breaches affecting our data and systems, including malware and cyberattacks. We recognize that cybersecurity risks are constantly evolving, and while we implement robust security measures, the potential for future incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity attack will not occur. While we devote resources to our security measures designed to protect our systems and information, no security measure is infallible. See Item 1A. “Risk Factors” for additional information about the risks to our business associated with a breach or other compromise to our information and operational technology systems.
Item 2. Properties
See Item 1. “Business,” in addition to the Summary Overview of Mining Operations disclosure below. We also have various operating leases for rental of office space, facilities and field equipment and transportation equipment. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 5 to our Consolidated Financial Statements in Item 8 for details on our right of use assets and related lease liabilities. Such information is incorporated herein by reference.
Summary Overview of Mining Operations
Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021 and was applicable until February 28, 2025, the date we sold our Alkali Business (see “Recent Developments” in Item 1. “Business”). These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of our most recently completed fiscal year for our material mining property.
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
The information that follows is derived, in part, from the technical report summary (“TRS”) prepared by Stantec Consulting Services Inc. (“Stantec”), an external qualified person (“QP”) in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS that was filed as Exhibit 96.1 as a part of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and is incorporated herein by reference. A new TRS was not filed as a part of this Annual Report on Form 10-K because (i) there was not a material change in the mineral reserves or mineral resources from such previously filed TRS and (ii) all material assumptions and information pertaining to the disclosure of our mineral resources and mineral reserves required by paragraphs (d), (e) and (f) of subpart 1302 of Regulation S-K, including material assumptions relating to all modifying factors, price estimates and scientific and technical information (e.g., sampling data, estimation assumptions and methods), were current as of December 31, 2024, as confirmed by Stantec.
Overview of Mining Property and Operations
Our Alkali Business produced natural soda ash, which is processed from trona, a sodium carbonate mineral composed of soda ash (Na2CO3), sodium bicarbonate (NaHCO3) and water with the chemical formula Na2CO3NaHCO3H2O.

Approximately 50% of the world’s natural soda ash capacity is from trona extracted from underground mines and brine (solution) mining in the Green River Basin of southwestern Wyoming. Our trona mining and processing facilities are located in southwestern Wyoming approximately 18 miles west of the city of Green River, Wyoming. The following maps show the location of our mining property, as of December 31, 2024:
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
Genesis has one trona mineral property, located in the Known Sodium Leasing Area in Southwest Wyoming, primarily encompassed by the Westvaco area and the Granger area. Due to differences in geology between these two mine areas, the mineral leases and, ultimately, the trona resources and reserve estimates have been separated into Westvaco contiguous leases, Granger contiguous leases and Granger non-contiguous leases. The table and figures below are summaries of our acreage under each mineral lease type as of December 31, 2024.

	Area by lessor (acres)
	Contiguous leases		Non-contiguous leases
Lessor	Granger	Westvaco	Granger	Remaining
Federal	4,236	19,699	—	1,280
State	1,280	6,403	640	13,280
Sweetwater	8,320	28,019	4,480	—
Total Area	13,836	54,121	5,120	14,560
Our trona resources and mining operations are held under leases covering 87,637 acres over portions of 23 townships, primarily in two contiguous units informally known as the “Westvaco” and “Granger” blocks. Mineral and mining rights are secured by leases from the Federal government, the State of Wyoming, and Sweetwater. We lease approximately 25,215 acres from the U.S. Government under the Mineral Leasing Act of 1920 (Title 30 §181) which includes trona under its definition of a “solid leasable mineral.” Federal minerals are administered by the U.S. Bureau of Land Management (“BLM”). We lease 40,819 acres from Sweetwater who acquired the mineral rights from Anadarko Land Corporation, a subsidiary of Occidental following Occidental’s August 2019 acquisition of Anadarko Petroleum Corporation, which acquired the ownership from the Union Pacific Resources Group (“UPRG”) in 2000. The lease includes alternate sections of land for 20 miles on either side of the trans-continental railroad, originally granted to UPRG under the Pacific Railroad Act of 1862 and subsequent railroad land grants. We also lease 21,603 acres from the State of Wyoming. Our mineral leases have varying terms. Our private leases are held indefinitely by production, BLM and State Leases expire and are renewed every 10 years. Royalty payments range from 2% to 8% of the sales value of soda ash products. We believe that all of our leases were entered into at market terms.
As of December 31, 2024, our senior secured credit facility was guaranteed by substantially all of our restricted subsidiaries and is secured by liens on a substantial portion of our assets, including our trona leases. Refer to further discussion of our senior secured credit facility in Item 7. “Liquidity and Capital Resources.” As of December 31, 2024, our Alkali senior secured notes were secured by a fifty-year 10% limited term overriding royalty interest in substantially all of the Alkali Business’ trona mineral leases owned by GA ORRI, LLC (“GA ORRI”).

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

Township	Range	Type	Location	Lessor	Lease No.	Royalty Rate (%)	Renewal (m/d/y)	Expiration (m/d/y)	Description	Acres
20	111	C	G	State	0-25386	6	4/2/2019	4/1/2029	Sec: 36	640
		C	G	Sweetwater	704-01	8	3/17/1976	2006 +	Sec: 13,23,25,27,35	3,200
		NC	G	Sweetwater	704-01	8	3/17/1976	2006 +	Sec: 11,15	1,280
		C	G	Federal	WYW0256443	2	8/1/2016	7/31/2026	Sec 26: NE4, SE4NW4, S2	520
		C	G	Federal	WYW0313075	2	8/1/2016	7/31/2026	Sec 24: Lots 1-4, SW4NE4, SE4NW4, SW4, W2SE4	482
		C	G	Federal	WYW0313077	2	8/1/2016	7/31/2026	Sec 34: Lots 2-4, N2SE4	216
20	110	C	G	State	0-25384A	6	4/2/2019	4/1/2029	Sec: 16	640
		C	W	Sweetwater	701-01	8	11/1/1997	2047+	Sec: 35	640
		NC	G	Sweetwater	704-01	8	3/17/1976	2006 +	Sec: 27,33	1,280
		C	G	Sweetwater	704-01	8	3/17/1976	2006 +	Sec: 15,17,19,21,29,31	3,840
		C	G	Federal	WYW0252727	2	8/1/2016	7/31/2026	Sec 30: Lots 1-4, E2, E2W2	617
		C	G	Federal	WYW-085356	2	8/1/2016	7/31/2026	Sec: 8, 20, Sec 18: LOTS 1-4, E2, E2W2	1,894
20	109	C	W	Sweetwater	701-01	8	11/1/1997	2047+	Sec: 31	640
19	111	C	W	State	0-24406	6	7/2/2018	7/1/2028	Sec: 36	640
		C	W	State	0-24407	6	7/2/2018	7/1/2028	Sec: 24,26	960
		NC	G	State	0-25386	6	4/2/2019	4/1/2029	Sec: 16	640
		NC	G	Sweetwater	704-01	8	3/17/1976	2006 +	Sec: 9,11,15	1,920
		C	G	Sweetwater	704-01	8	3/17/1976	2006 +	Sec: 1,3	1,280
		C	W	Sweetwater	704-01	8	3/17/1976	2006 +	Sec: 13	640
		C	W	Sweetwater	715-01	8	5/30/1991	2021 +	Sec: 25,35	1,280
		C	W	Federal	WYW0057154	2	8/1/2016	7/31/2026	Sec: 34	640
		C	G	Federal	WYW0256443	2	8/1/2016	7/31/2026	Sec 2: Lots 1-4, S2N2, SW4, NW4SE4	507
		C	W	Federal	WYW-148787	2	8/1/2016	7/31/2026	Sec 26: S2	320
19	110	C	W	State	0-18730	6	10/2/2024	10/1/2034	Sec: 16	640
		C	W	State	0-18731	6	10/2/2024	10/1/2034	Sec: 14	640
		C	W	State	0-18732	6	10/2/2024	10/1/2034	Sec: 36	640
		C	W	State	0-24876	6	9/2/2018	9/1/2028	Sec: 10, S2S2, Sec 18 S2	477
		C	W	Sweetwater	701-01	8	11/1/1997	2047+	Sec: 1,3,5,7,9,11,13,15,17,19,21,23,25,27,29,33,35	10,739
		C	W	Sweetwater	705-01	8	12/10/1976	2006 +	Sec: 31	640
		C	W	Federal	WYE0021612	2	8/1/2016	7/31/2026	Sec: 22,24,26,28	2,560
		C	W	Federal	WYW0053867	2	8/1/2016	7/31/2026	Sec 20, Sec 30: LOTS 1-4, E2, E2W2,Sec: 32, 34	2,556
		C	W	Federal	WYW0053868	2	8/1/2016	7/31/2026	Sec: 2 LOTS 1-4, S2N2, S2, Sec 10: N2,N2S2, Sec: 12	2,000
		C	W	Federal	WYW0252726	2	8/1/2016	7/31/2026	Sec: 8	640
		C	W	Federal	WYW0323406	2	12/1/2017	11/30/2027	Sec 18: Lots 1-2, NE4,E2NW4	317
		C	W	Federal	WYW-148786	2	8/1/2016	7/31/2026	Sec 4: S2	320
19	109	C	W	State	0-25382	6	4/2/2019	4/1/2029	Sec 18, S2NE:SENW:E2SW:SE: Lots 2, 3, 4	486
		C	W	Sweetwater	701-01	8	11/1/1997	2047+	Sec: 7	640
		C	W	Federal	WYW0053868	2	8/1/2016	7/31/2026	Sec 6: LOTS 1-7, S2NE4, SE4NW4, E2SW4, SE4	417
18	111	C	W	State	0-25328A	6	3/2/2019	3/1/2029	Sec: 36	640
		C	W	State	0-40218	6	9/2/2018	9/1/2028	Sec: 16	640
		C	W	Sweetwater	715-01	8	5/30/1991	2021 +	Sec: 1,3,11,13,15,23,25	4,480
		C	W	Federal	WYW0064005	2	8/1/2016	7/31/2026	Sec 4: LOTS 1-2, S2NE4, SE4, Sec: 10	960
		C	W	Federal	WYW0064006	2	8/1/2016	7/31/2026	Sec: 12,14,24	1,920
		C	W	Federal	WYW-148787	2	8/1/2016	7/31/2026	Sec 2: LOTS 1-4, S2N2, S2	642
18	110	C	W	State	0-25328	6	3/2/2019	3/1/2029	Sec: 16	640
		C	W	Sweetwater	705-01	8	12/10/1976	2006 +	Sec: 1,3,5,7,9,11,13*,15,17,21,23	7,040
		C	W	Sweetwater	715-01	8	5/30/1991	2021 +	Sec: 19,31	1,280
		C	W	Federal	WYW0044874	2	8/1/2016	7/31/2026	Sec: 10, 12*,14,22	2,560
		C	W	Federal	WYW0044875	2	8/1/2016	7/31/2026	Sec 2: LOTS1-4, S2N2, S2, Sec 4 : LOTS 1-4, S2N2, S2, SEC 6: LOTS 1-7, S2NE4, SE4NW4, E2SW4, SE4, Sec 8.	2,572
		C	W	Federal	WYW0064006	2	8/1/2016	7/31/2026	Sec 18: LOTS 1-4, E2, E2,W2	635
		C	W	Federal	WYW-180015	2	8/1/2016	7/31/2026	Sec: 20	640

Notes:

'+ - Lease term extends indefinitely with continued operation on any of the leases (production of commercial quantities)

C - Contiguous Lease, NC - Non Contiguous Lease, G - Granger Area, W - Westvaco Area, Sweetwater - Sweetwater Trona OpCo LLC

* Portions of Section 12 and all of Section 13 in T18N R110W have been assigned to neighboring mine. No resources and reserves have been included in any bed for this lease area

Our Westvaco site is a production stage property that mines trona through both dry mining and brine (solution) mining methods.
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
As both the Westvaco site and Granger site have been operating for many years, all permits necessary for the operation of these facilities are in place. The Westvaco site includes approximately 36,000 permitted acres, of which the processing, support facilities and tailings and evaporation ponds cover about 2,900 surface acres. The Granger facility includes about 16,000 permitted acres of which the processing, support facilities, and tailings and evaporation ponds cover about 1,600 surface acres. The WDEQ is the primary issuer of the environmental permits relevant to our operations, including air quality permits, mining and reclamation permits, as well as class III and class V underground injection control permits. With respect to each facility, permits, licenses and approvals are obtained as needed in the normal course of business based on our mine plans and federal, state, provincial and local regulatory provisions regarding mine permitting and licensing. There have been no outstanding violations or orders that would prevent continued operation of the plants and mines. This includes air, land, surface and groundwater, drinking water, wildlife, and waste. As of December 31, 2024, approved reclamation plans were in place along with surety in the amounts of approximately $55.5 million for the Westvaco site and $34.5 million for the Granger site.
At our Wyoming property, we use both mechanical and brine mining to mine the trona ore:
•Dry Mining of Trona Ore. We extract trona ore from our Westvaco underground mine by mechanized, continuous mining methods. Our current underground dry mine production is from trona bed 17, a near-horizontal bed approximately 10 feet thick at a depth from the surface of 1,500-1,800 feet. Ore is extracted primarily by our single longwall mining machine from an extensive network of parallel drifts and connecting cross-cuts, known as room-and-pillar mining. Longwall miners shear off successive panels of ore which drops onto a conveyor belt for delivery to the vertical hoisting shafts. Longwall mining provides higher recovery rates leading to extended mine life compared to other dry mining techniques. Development of the “tunnels” necessary to access and ventilate our longwall is through room-and-pillar mining completed primarily by our fleet of borer miners. The ore is conveyed underground to two hoisting operations where it travels about 1,600 feet vertically to the surface and is either taken directly into our processing facilities or stored on two outdoor stockpiles for future consumption.
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
Dry mined and brine mined trona are processed into soda ash at our Westvaco site, located within the boundaries of our Westvaco contiguous lease blocks, involving multiple processing lines, steam generation facilities, evaporation ponds, spare parts warehouses, maintenance shops, and offices for engineering, production, and support staff. Mineral recovery at Westvaco site consists of three plants: the Sesqui plant, the Mono plant and the ELDM plant.
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
Bicarb Plant
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
The total book value of the Westvaco and Granger sites as of December 31, 2024 and December 31, 2023 was approximately $1,657 million and $1,668 million, respectively.
In many cases, market demand drives annual production so that actual production may be less than plant capacities. The table below shows annual production from our trona property and its four plants for the fiscal years ended December 31, 2024, 2023 and 2022.

	Year ended December 31,
	2024	2023	2022
Total (in thousands of tons)	4,405	3,889	3,635
In the fourth quarter of 2023, our Granger Optimization Project reached substantial completion and achieved first production and has since ramped up to its estimated, incremental 750,000 tons of annual production capacity in 2024.

Summaries of our mineral resources and reserves for the fiscal years ended December 31, 2024 and 2023 are set forth in the tables below:

		December 31, 2024		December 31, 2023
Area	Resource Category(1)	Million short tons (dry weight)	Grade (% Trona)(2)	Million short tons (dry weight)	Grade (% Trona)(2)
Granger Contiguous Leases	Measured	617	84	617	84
	Indicated	145	89	145	89
	Measured + Indicated	762	85	762	85

Westvaco Contiguous Leases	Measured	1,067	88	1,067	88
	Indicated	158	84	158	84
	Measured + Indicated	1,225	87	1,225	87
	Inferred	4	80	4	80

Granger Non-Contiguous Leases	Measured	87	85	87	85
	Indicated	60	84	60	84
	Measured + Indicated	147	85	147	85
	Inferred	3	84	3	84

Total	Measured + Indicated	2,134	86	2,134	86

Total	Measured + Indicated + Inferred	2,141	86	2,141	86
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

		December 31, 2024		December 31, 2023
Reserve Area/Type	Reserve Category	Million short tons (dry weight)(1)	Grade (% Trona)(5)	Million short tons (dry weight)(1)	Grade (% Trona)(5)
Westvaco dry extraction	Proven(2)	244	88	248	88
	Probable(2)	179	88	179	88
	Total Reserves(3)	423	88	427	88

Westvaco solution mining	Proven(2)	—		—
	Probable(2)	367	88	368	88
	Total Reserves(4)	367	88	368	88

Granger solution mining	Proven(2)	—		—
	Probable(2)	68	85	70	85
	Total Reserves(4)	68	85	70	85

Total solution mining	Total Reserves(4)	435	88	438	88

Total dry extraction and solution mining	Total Reserves	858	87	865	87
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
Total trona reserves for the fiscal year ended December 31, 2024 decreased approximately seven million short tons from fiscal year ended December 31, 2023, representing approximately 0.8% of the total reserves.
Dry mining reserves at year end 2024 are approximately four million short tons, or 0.9%, lower than year end 2023 reserves as a result of dry mine extraction in 2024.
Brine (solution) mining reserves at year end 2024 are approximately three million short tons, or 0.7% lower than year end 2023 reserves as a result of brine (solution) mining extraction in 2024.

Our mineral resource and reserve estimates are based on many factors, including the area and volume covered by our mining rights, assumptions regarding our extraction rates (based upon an expectation of operating the mines on a long-term basis) and the quality of in-place reserves. Stantec reviewed our data at the end of 2024 and 2023 and determined that, other than updating reserves to reflect ore consumption, there has not been any material changes in our mineral resources and reserves since the issuance of the TRS and the TRS can be relied upon in stating 2024 and 2023 reserves. Key assumptions and parameters relating to our mineral resources and reserves at the Westvaco site are discussed in the TRS, and include, among other things, the following:
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
At March 3, 2025, we had 122,424,321 Class A Common Units outstanding. As of December 31, 2024, the closing price of our common units was $10.11 and we had approximately 23,000 record holders of our Class A Common Units, which include holders who own units through their brokers “in street name.” Additionally, we have issued 23,111,918 Class A Convertible Preferred Units for which there is no established public trading market.
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
We are a growth-oriented MLP formed in Delaware in 1996. Our common units are traded on the NYSE, under the ticker symbol “GEL.” We are a provider of an integrated suite of midstream services (primarily transportation, storage, sulfur removal, blending, terminaling and processing) for a large area of the Gulf of America and the Gulf Coast region of the crude oil and natural gas industry. We provide an integrated suite of services to crude oil and natural gas producers, refiners, and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels, and trucks. Prior to February 28, 2025, our business also included our trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling business based in Wyoming (our “Alkali Business”). Our Alkali Business mined and processed trona from which it produced natural soda ash, also known as sodium carbonate (Na2CO3), a basic building block for a number of ubiquitous products, including flat glass, container glass, dry detergent, lithium hydroxide and lithium carbonate (which are key inputs in the production of lithium batteries) and a variety of chemicals and other industrial products.
Included in Management’s Discussion and Analysis are the following sections:
•Overview of 2024 Results
•Recent Developments and Initiatives
•Results of Operations
•Other Consolidated Results
•Financial Measures
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Critical Accounting Estimates
Overview of 2024 Results
We reported Net Loss Attributable to Genesis Energy, L.P. of $63.9 million in 2024 compared to Net Income Attributable to Genesis Energy, L.P. of $117.7 million in 2023.
Net Loss Attributable to Genesis Energy, L.P. in 2024 was impacted by: (i) a decrease in operating income associated with our reportable segments primarily due to a decrease in export pricing in our Alkali Business (see “Results of Operations” below for additional details on our individual segments); (ii) an increase in depreciation, depletion and amortization expense of $33.0 million (see “Results of Operations” below for additional details); (iii) impairment expense of $43.0 million recorded during 2024 (see “Results of Operations” below for additional details); (iv) an increase in interest expense, net of $42.6 million (see “Results of Operations” below for additional details); and (v) an increase in other expense, net of $10.7 million as a result of the fees associated with the tender of $575.0 million of our 2027 Notes during 2024.
These decreases were partially offset by net unrealized gains of $7.8 million in 2024 from the valuation of our commodity derivative transactions (excluding fair value hedges) compared to a net unrealized loss of $36.7 million during 2023.
Cash flows from operating activities were $391.9 million for 2024 compared to $521.1 million for 2023. This decrease was primarily attributable to lower Segment Margin reported during 2024 compared to 2023. This decrease was partially offset by positive changes in our working capital requirements during 2024. A more detailed discussion of our segment results and other costs is included below in “Results of Operations.”
Available Cash before Reserves (as defined below in “Financial Measures”) decreased $191.8 million in 2024 to $159.4 million as compared to 2023 Available Cash before Reserves of $351.2 million, primarily due to a decrease in Segment Margin of $154.0 million (which is further discussed below in “Results from Operations”) and an increase in interest expense, net of $42.6 million. See “Financial Measures” below for additional information on Available Cash before Reserves.
Segment Margin was $673.0 million in 2024, a decrease of $154.0 million as compared to 2023. We currently manage our businesses through four divisions that constitute our reportable segments - offshore pipeline transportation, soda and sulfur services, marine transportation and onshore facilities and transportation. A more detailed discussion of our segment results and other costs is included below in “Results of Operations.”

Distributions to Unitholders
On February 14, 2025, we paid a distribution of $0.165 per common unit related to the fourth quarter of 2024.
With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per unit (or $3.7892 on an annualized basis). These distributions were paid on February 14, 2025 to unitholders holders of record at the close of business January 31, 2024.
Recent Developments and Initiatives
Our primary objectives are to generate and grow stable free cash flows and continue to deleverage our balance sheet, while never wavering from our commitment to safe and responsible operations. We believe the following are important to meet our objectives:
•New and increased volumes on our existing offshore assets in the Gulf of America through long-term contracted commercial opportunities that require minimal to no additional investment from us, including continued in-field and sub-sea tieback opportunities as a result of the continued investment by the offshore producing community.
•New incremental volumes from long-term contracted offshore commercial opportunities in the Gulf of America, including the Shenandoah development, which will tie into our SYNC Pipeline and further downstream to our CHOPS Pipeline, and the Salamanca FPS, which will tie into our existing SEKCO Pipeline for further transportation downstream to our Poseidon Pipeline. These developments and their associated volumes are expected to come online in the first half of 2025.
•The completion of our current major growth capital spending program in the first half of 2025, including our SYNC Pipeline and the expansion of our existing CHOPS Pipeline, combined with our recent evaluation and initiative to look for efficiencies and cost savings throughout our businesses. These strategies will allow us to maximize our cash flow after our existing cash obligations and focus on returning value to our capital structure.
Sale of our Alkali Business
On February 28, 2025 we completed the sale of our Alkali Business to an indirect affiliate of WE Soda Ltd. for a gross purchase price of $1.425 billion. We received cash of approximately $1.039 billion, which reflects the net proceeds after the assumption of our outstanding Alkali senior secured notes by an indirect affiliate of WE Soda Ltd, amongst other purchase price adjustments. We used a portion of the cash proceeds to pay down the outstanding balance on our senior secured credit facility on February 28, 2025, and anticipate using the remaining cash proceeds to redeem a portion of our outstanding senior unsecured notes, repurchase certain of our outstanding Class A convertible preferred units, and for general partnership purposes.
Offshore Growth Commitments and Capital Projects
During 2022, we entered into definitive agreements to provide transportation services for 100% of the crude oil production associated with two separate standalone deepwater developments that have a combined production capacity of approximately 160,000 barrels per day. In conjunction with these agreements, we are expanding the current capacity of the CHOPS Pipeline and constructing the SYNC Pipeline to connect one of the developments to our existing asset footprint in the Gulf of America.
The CHOPS expansion includes a complete overhaul of the GB-72 topside facilities, reconnection of the CHOPS Pipeline to the GB-72 platform, and the addition of pumps at both the HI-A5 and GB-72 platforms to upgrade processing capabilities and increase throughput. As of December 31, 2024, we successfully completed the overhaul of the GB-72 topside facility and re-connected the CHOPS pipeline to the platform during the fourth quarter. We expect to complete the remainder of the project, including the addition of the pumps, during the first half of 2025.
We have successfully laid the 105 miles of SYNC Pipeline and plan to connect it to the Shenandoah FPS when it arrives to its final location in the Gulf of America in the first half of 2025.
Additionally, in 2023 and 2024, we entered into several additional definitive agreements with existing producers to further commit the volumes transported on our offshore pipeline infrastructure (including our SYNC Pipeline and CHOPS Pipeline). The producer agreements include long term take-or-pay arrangements and, accordingly, we are able to receive a project completion credit for purposes of calculating the leverage ratio under our credit agreement throughout the construction period.

Results of Operations
In the discussions that follow, we will focus on our revenues, costs and expenses, as well as two measures that we use to manage the business and to review the results of our operations - Segment Margin and Available Cash before Reserves. Segment Margin and Available Cash before Reserves are defined in the “Financial Measures” section below.
Revenues, Costs and Expenses
Our revenues for the year ended December 31, 2024 decreased $210.8 million, or 7%, from the year ended December 31, 2023, and our costs and expenses (excluding the impairment expense in 2024) decreased $137.5 million, or 5%, between the two periods, with a net decrease to operating income (excluding the impairment expense in 2024) of $73.3 million. The decrease in our operating income during 2024 is primarily attributable to lower export pricing in our Alkali Business and higher depreciation, depletion and amortization during 2024. These decreases were partially offset by higher day rates in our marine transportation segment. See further discussion below under “Segment Margin” regarding the activity in our individual operating segments.
A substantial portion of our revenues and costs during the periods presented were derived from our Alkali Business, which is included in our soda and sulfur services segment, and the purchase and sale of crude oil in our crude oil marketing business, which is included in our onshore facilities and transportation segment. We describe, in more detail, the impact on revenues and costs for each of our businesses below.
As it relates to our Alkali Business for the periods presented, our revenues are derived from the extraction of trona, as well as the activities surrounding the processing and sale of natural soda ash and other alkali specialty products, including sodium sesquicarbonate (S-Carb) and sodium bicarbonate (Bicarb), and are a function of our selling prices and volumes sold. We sell our products to an industry-diverse and worldwide customer base. The majority of our volumes sold internationally are sold through ANSAC, which became a wholly owned subsidiary of our Alkali Business on January 1, 2023 as we became the sole member of it at that time. ANSAC promotes export sales of U.S. produced soda ash utilizing its logistical asset and marketing capabilities. During 2024, in addition to the volumes supplied by our operations and sold by ANSAC, ANSAC continued to receive a level of soda ash supply from certain former members to sell internationally, which is expected to continue in some capacity for at least the next several years. As a result of consolidating the results of ANSAC beginning on January 1, 2023, the sale of the soda ash volumes by ANSAC that were supplied by non-members are included in our consolidated results and have a proportionate effect to our revenues and costs, with little to no direct impact to our reported Net income (loss), Segment Margin and Available Cash before Reserves. We report the sales volumes of soda ash, which are included in the operating results table for our soda and sulfur services segment shown below as we have historically reported them for comparability purposes and due to the minimal impact these incremental sales volumes from ANSAC have on our reported Net income (loss), Segment Margin and Available Cash before Reserves.
Our sales volumes and prices can fluctuate from period to period and are dependent upon many factors, of which the main drivers are the global market and supply, customer demand, economic growth, and our ability to produce soda ash. Positive or negative changes to our revenue, through fluctuations in sales volumes or sales prices, can have a direct impact to Net income (loss), Segment Margin and Available Cash before Reserves as these fluctuations have a lesser impact to operating costs due to the fact that a portion of our costs are fixed in nature. Our costs, some of which are variable in nature and others are fixed in nature, relate primarily to the processing and producing of soda ash (and other alkali specialty products) and marketing, logistics and selling activities. In addition, costs include activities associated with mining and extracting trona ore, including energy costs and employee compensation. In our Alkali Business, during 2024, we experienced a decrease in revenues relative to 2023 primarily due to lower pricing on our export tons. This decrease was partially offset by higher sales volumes of soda ash as a result of the completion of our Granger Optimization Project (“GOP”) in the fourth quarter of 2023 and the subsequent ramp up in volumes during 2024, and higher domestic pricing. For additional information, see our segment-by-segment analysis below.
As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) decreased approximately 1% to $76.63 per barrel in 2024 as compared to $77.58 per barrel in 2023. We would expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil, producing minimal direct impact on Net income (loss), Segment Margin and Available Cash before Reserves. We have limited our direct commodity price exposure in our crude oil operations through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements, and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller impact on Net income (loss), Segment Margin and Available Cash before Reserves. However, we do have some indirect exposure to certain changes in prices for oil, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “ Risks Related to Our Business.”
In addition to our Alkali Business and our crude oil marketing business discussed above, we continue to operate in our other core businesses including: (i) our offshore Gulf of America crude oil and natural gas pipeline transportation and handling operations; (ii) our sulfur services business, which we believe is one of the largest producers and marketers (based on tons produced) of NaHS in North and South America; and (iii) our onshore-based refinery-centric operations (including the operations in both our onshore facilities and transportation and marine transportation segments) which focus on providing a suite of services primarily to refiners.
Our offshore Gulf of America crude oil and natural gas pipeline transportation and handling operations focus on integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large reservoir, long-lived crude oil and natural gas properties. Our revenues are primarily derived from the fees, typically on a per barrel basis, we charge to transport and deliver commodities (or reserve capacity on our infrastructure in some cases) downstream to other pipelines or refineries along the Gulf Coast. The shippers on our offshore pipelines are mostly integrated and large independent energy companies whose production is ideally suited for the vast majority of refineries along the Gulf Coast. Their large-reservoir properties and the related pipelines and other infrastructure needed to develop them are capital intensive and yet, we believe, economically viable, in most cases, even in volatile commodity price environments. Costs include activities associated with employee compensation and benefits, the maintenance of our pipelines and pipeline related infrastructure, marketing, and other variable type expenses associated with operating the business. We do not expect changes in commodity prices to impact our Net income (loss), Available Cash before Reserves or Segment Margin derived from our offshore Gulf of America crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
Our sulfur services business and our onshore-based refinery-centric operations (including the operations in both our onshore facilities and transportation and marine transportation segments) are located primarily in the Gulf Coast region of the U.S., and focus on providing a suite of services primarily to refiners. Refiners are the shippers of a majority of the volumes transported on our onshore crude pipelines, and refiners accounted for approximately 95% of the revenues from our marine transportation segment during 2024, where we primarily transport intermediate refined products (not crude oil) between refining complexes.
In our sulfur services business, our revenues and costs can be affected by the price movements in both caustic soda and NaHS. Average index prices for caustic soda decreased to $508 per dry short ton (“DST”) during 2024 compared to $1,057 per DST during 2023 primarily due to a downward non-market adjustment of $425 per DST to previously posted U.S. Caustic Soda Index prices (Source: IHS Chemical). Typically, changes in caustic soda prices do not materially affect Net income (loss), Segment Margin, or Available Cash before Reserves as the pricing in many of our sales contracts for NaHS typically includes adjustments for fluctuations in commodity benchmarks (primarily caustic soda), freight, labor, energy costs and government indexes. The frequency at which those adjustments are applied varies by contract, geographic region and supply point. The mix of NaHS sales volumes to which we are able to apply such adjustments may vary due to timing or other factors such as competitive pressures. To the extent we are unable to pass these caustic soda price changes onto our customers, our results may be impacted.
Additionally, changes in certain of our operating costs between the respective periods, such as those associated with our soda and sulfur services, offshore pipeline transportation and marine transportation segments, are not directly correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Included below is additional detailed discussion of the results of our operations focusing on Segment Margin and other costs including general and administrative expenses, depreciation, depletion and amortization, impairment expense, interest expense, net, and income taxes.
Segment Margin
We define Segment Margin as revenues less product costs, operating expenses and segment general and administrative expenses (all of which are net of the effects of our noncontrolling interest holders), plus or minus applicable Select Items (defined below in “Non-GAAP Financial Measures”). Although we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. See “Non-GAAP Financial Measures” for further discussion surrounding total Segment Margin.

The contribution of each of our segments to total Segment Margin in each of the last three years was as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Offshore pipeline transportation	$332,786	$406,672	$363,373
Soda and sulfur services	183,486	282,014	306,718
Marine Transportation	125,003	110,423	66,209
Onshore facilities and transportation	31,768	27,953	33,755
Total Segment Margin	$673,043	$827,062	$770,055
Year Ended December 31, 2024 Compared with Year Ended December 31, 2023
Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2024	2023
	(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$289,035	$329,560
Offshore natural gas pipeline revenue, excluding non-cash revenues	53,342	59,408
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses	(89,118)	(70,879)
Distributions from equity investments(1)	79,527	88,583
Offshore pipeline transportation Segment Margin	$332,786	$406,672

Volumetric Data 100% basis:
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	286,160	274,527
Poseidon	278,347	306,182
Odyssey	67,810	59,535
GOPL(2)	1,605	2,622
Total crude oil offshore pipelines	633,922	642,866

Natural gas transportation volumes (MMBtus/day)	385,330	401,976

Volumetric Data net to our ownership interest(3):
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	183,142	175,697
Poseidon	178,142	195,956
Odyssey	19,665	17,265
GOPL(2)	1,605	2,622
Total crude oil offshore pipelines	382,554	391,540

Natural gas transportation volumes (MMBtus/day)	108,194	113,848
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
Offshore pipeline transportation Segment Margin for 2024 decreased $73.9 million, or 18%, from 2023, primarily due to: (i) an economic step-down in the rate on a certain existing life-of-lease transportation dedication; (ii) producer underperformance at several of our major host platforms; and (iii) an increase in operating costs. At the beginning of the third quarter of 2024, we reached the 10-year anniversary of a certain existing life-of-lease dedication, which resulted in the contractual economic step-down of the associated transportation rate. Additionally, during the second half of 2024, there was an increase in producer downtime as a result of several wells being shut in due to certain sub-sea operational and technical challenges. The production from these wells impacted our results as they are molecules that we touch multiple times throughout our oil and natural gas pipeline infrastructure. A small portion of the impacted volumes have been remedied to date and we anticipate the remaining issues will be remediated at some point during 2025 based on discussions with the impacted producers. Outside of these issues, activity in and around our Gulf of America asset base continues to be robust, including incremental in-field drilling at existing fields that tie into our infrastructure. This activity is evidenced by projects such as the Warrior and Winterfell projects, which produced first oil in late June 2024 and early July 2024, respectively, and the Monument development which is currently expected to come on-line in mid to late 2026.
Soda and Sulfur Services Segment
Operating results for our soda and sulfur services segment were as follows:

	Year Ended December 31,
	2024	2023
Volumes sold :
Soda Ash volumes (short tons sold)(1)	3,831,334	3,326,024
NaHS volumes (Dry short tons “DST”)	104,322	106,857
NaOH (caustic soda) volumes (DST sold)	76,340	78,272

Revenues (in thousands):
Revenues associated with our Alkali Business(2)	$1,288,208	$1,431,443
NaHS revenues, excluding non-cash revenues	128,130	148,899
NaOH (caustic soda) revenues	48,772	62,920
Other revenues	4,579	5,012
Total external segment revenues, excluding non-cash revenues	$1,469,689	$1,648,274

Soda and sulfur services external operating costs, excluding non-cash items	(1,286,203)	(1,366,260)

Segment Margin (in thousands)	$183,486	$282,014

(1)Sales volumes represent soda ash volumes that are produced and supplied by our Alkali Business and excludes any alkali specialty products. See discussion above in “Results of Operations — Revenues and Costs and Expenses” regarding revenues associated with our Alkali Business.
(2)Revenues include sales by ANSAC that were not produced and supplied by our Alkali Business that are included in our consolidated revenues. See discussion above in “Results of Operations — Revenues and Costs and Expenses” regarding revenues associated with our Alkali Business.
Soda and sulfur services Segment Margin for 2024 decreased $98.5 million, or 35%, from 2023. This decrease is primarily attributable to lower export pricing in our Alkali Business during 2024 and lower NaHS and caustic soda sales volumes and pricing, which was partially offset by higher soda ash sales volumes and higher domestic pricing in our Alkali Business.

In our Alkali Business, 2024 was significantly impacted by a decline in export pricing as compared to 2023 as global supply has continued to outpace demand in most markets. Additionally, 2024 was negatively impacted by temporary operational issues at our facilities that led to lower than expected production volumes and overall reduced operating efficiencies as a result of a higher per unit production cost and higher maintenance spending in the year. This was slightly offset by higher soda ash sales volumes during 2024 as a result of our expanded Granger facility coming online in the fourth quarter of 2023, which ramped up to levels near its original nameplate production capacity of approximately 100,000 tons per month during 2024.
In our sulfur services business, we continued to face challenges on the production side at our largest host refinery as well as continued pressures on demand in South America, including competitive pressures from Chinese flake, which had a negative impact on pricing during 2024.
Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 87 barges (78 inland and 9 offshore) with a combined transportation capacity of 3.0 million barrels, 43 push/tow boats (33 inland and 10 offshore), and a 330,000 barrel capacity ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Year Ended December 31,
	2024	2023
Revenues (in thousands):
Inland freight revenues	$146,237	$129,023
Offshore freight revenues	107,935	113,990
Other rebill revenues(1)	67,444	84,451
Total segment revenues	$321,616	$327,464

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses(1)	(196,613)	(217,041)

Segment Margin (in thousands)	$125,003	$110,423

Fleet Utilization:(2)
Inland Barge Utilization	98.8%	100.0%
Offshore Barge Utilization	97.7%	98.1%
(1) Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
Marine Transportation Segment Margin for 2024 increased $14.6 million, or 13%, from 2023. This increase is primarily attributable to an increase in our overall day rates in our inland and offshore business, including the M/T American Phoenix, during 2024. The increase in day rates more than offset the impact to Segment Margin from the increased number of planned regulatory dry-docking days in our offshore fleet during 2024 as compared to 2023. In addition, we have continued to see strong demand from our barge services to move intermediate and refined products keeping utilization rates high across both periods. This strong demand from our customers as well as the lack of new supply of similar type vessels and the continued retirement of older vessels in the market have contributed to the increase in day rates discussed above, which we expect to continue into 2025. The M/T American Phoenix started a new three-and-a-half year contract at the beginning of 2024 with a credit-worthy counterparty at the highest day rate we have received since we first purchased the vessel in 2014.

Onshore Facilities and Transportation Segment
Our onshore facilities and transportation segment utilizes an integrated set of pipelines and terminals, trucks and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals and rail unloading facilities operating primarily within the U.S. Gulf Coast crude oil market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk-purchased crude oil, as well as purchased and sold refined products. Through these assets we offer our customers a full suite of services, including the following as of December 31, 2024:
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

Operating results for our onshore facilities and transportation segment were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Gathering, marketing, and logistics revenue	$669,248	$699,482
Crude oil pipeline tariffs and revenues	25,350	26,654
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(599,845)	(637,092)
Operating costs, excluding non-cash expenses	(70,111)	(68,750)
Other	7,126	7,659
Segment Margin	$31,768	$27,953

Volumetric Data (average Bbls/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	65,059	70,032
Jay	5,189	5,793
Mississippi	2,390	4,635
Louisiana(1)	55,687	65,895
Onshore crude oil pipelines total	128,325	146,355

Crude oil and petroleum products sales	21,591	23,170
Rail unload volumes	13,500	—
(1)Total daily volumes for the years ended December 31, 2024 and 2023 include 19,298 and 32,458 Bbls/day, respectively, of intermediate refined products and 36,046 and 33,019 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines.
Segment Margin for our onshore facilities and transportation segment increased $3.8 million, or 14%, in 2024 as compared to 2023. The increase is primarily due to an increase in the rail unload volumes at our Scenic Station facility. This increase was partially offset by an overall decrease in volumes on our onshore crude oil pipeline systems.
Other Costs, Interest and Income Taxes
General and administrative expenses

	Year Ended December 31,
	2024	2023
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$52,836	$48,407
Segment	3,679	3,862
Long-term incentive based compensation plan expense	2,857	13,405
Third-party costs related to business development activities and growth projects	60	105
Total general and administrative expenses	$59,432	$65,779
Total general and administrative expenses decreased $6.3 million between 2024 and 2023. The decrease is primarily due to the assumptions used to value the outstanding awards under our long-term incentive compensation plan during 2024 as compared to 2023. This decrease was partially offset by higher corporate general and administrative expenses as a result of us conforming our short-term cash incentive programs to industry standards during 2024.

Depreciation, depletion and amortization expense

	Year Ended December 31,
	2024	2023
	(in thousands)
Depreciation and depletion expense	$300,709	$268,109
Amortization expense	12,449	12,080
Total depreciation, depletion and amortization expense	$313,158	$280,189
Total depreciation, depletion and amortization expense increased $33.0 million between 2024 and 2023. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service, including the GOP. This increase was partially offset by an acceleration of depreciation on our asset retirement obligation assets as a result of updates to the estimated timing and costs associated with certain of our non-core offshore gas assets in 2023.
Impairment expense
In the fourth quarter of 2024, we terminated an on-going project related to the integration of certain of our corporate enterprise resource planning systems and we impaired the costs incurred to date. As a result, we recognized an impairment charge of $43.0 million. We did not record an impairment expense for the year ended December 31, 2023.
Interest expense, net

	Year Ended December 31,
	2024	2023
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees)	$28,001	$22,389
Interest expense, Alkali senior secured notes	24,712	24,969
Interest expense, senior unsecured notes	269,841	231,006
Amortization of debt issuance costs, premium and discount	11,864	9,543
Capitalized interest	(47,183)	(43,244)
Interest expense, net	$287,235	$244,663
Interest expense, net increased $42.6 million between 2024 and 2023 primarily due to an increase in interest associated with our senior unsecured notes and senior secured credit facility. The increase in interest expense associated with our senior unsecured notes was primarily related to: (i) the issuance of our 8.25% senior unsecured notes due January 15, 2029 (the “2029 Notes”) in December 2023, which have a higher principal and interest rate as compared to our 6.50% senior unsecured notes due October 1, 2025 (the “2025 Notes”) that were partially tendered in December 2023 and ultimately redeemed in January 2024; and (ii) the issuance of our 2032 Notes in May 2024, which have a higher principal and interest rate as compared to our 2026 Notes that were redeemed in June 2024. The increase in interest expense associated with our senior secured credit facility is primarily due to higher average outstanding indebtedness during 2024 and an increase in the SOFR rate, which is one of the main components of our interest rate, compared to 2023.
This increase was partially offset by higher capitalized interest during 2024 as a result of our increased capital expenditures associated with our offshore growth capital construction projects during the year.
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
Other Consolidated Results
Net loss for the year ended December 31, 2024 included a net loss of $15.4 million associated with the following: (i) a net loss of $14.0 million associated with the tender fee and write-off of the related unamortized debt issuance costs and premium on our 2027 Notes that were tendered and redeemed; and (ii) a loss of $1.4 million from the write-off of the unamortized issuance costs associated with our 2026 Notes. These amounts are included within “Other expense, net” on the Consolidated Statement of Operations.

Net income for the year ended December 31, 2023 included a loss of $4.6 million associated with the tender and write-off of the unamortized issuance costs associated with the 2024 Notes and 2025 Notes. These amounts are included within “Other expense, net” on the Consolidated Statement of Operations.
A discussion of the operating results for the year ended December 31, 2023 compared with the year ended December 31, 2022 has been omitted from this Form 10-K. This discussion can be found within our previously filed 2023 Form 10-K, which was filed with the SEC on February 23, 2024.
Non- GAAP Financial Measures
General
To help evaluate our business, this Annual Report on Form 10-K includes the non-generally accepted accounting principles (“non-GAAP”) financial measure of Available Cash before Reserves. We also present total Segment Margin as if it were a non-GAAP measure. Our non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The accompanying schedules provide reconciliations of these non-GAAP financial measures to their most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). A reconciliation of Net income (loss) from operations before income taxes to total Segment Margin is included in our segment disclosure in Note 14 to our Consolidated Financial Statements in Item 8. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
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
Segment Margin
We define Segment Margin as revenues less product costs, operating expenses, and segment general and administrative expenses (all of which are net of the effects of our noncontrolling interest holders), plus or minus applicable Select Items (defined below). Although we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, and where relevant, capital investment.
A reconciliation of Net income (loss) from operations before income taxes to total Segment Margin is included in our segment disclosure in Note 14 to our Consolidated Financial Statements in Item 8.
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

		Year Ended December 31,
		2024	2023
I.	Applicable to all Non-GAAP Measures	(in thousands)
	Differences in timing of cash receipts for certain contractual arrangements(1)	$(601)	$56,341
	Certain non-cash items:
	Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	(7,837)	36,688
	Loss on debt extinguishment(2)	15,367	4,627
	Adjustment regarding equity investees(3)	23,461	24,635
	Other	(7,608)	(23,200)
	Sub-total Select Items, net	22,782	99,091
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs	60	105
	Other	(5,912)	3,076
	Total Select Items, net(4)	$16,930	$102,272
(1)Represents the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(2)2024 includes a net loss of $14.0 million associated with the tender fee and write-off of the related unamortized debt issuance costs and premium on our 2027 Notes that were tendered and redeemed and a loss of $1.4 million from the write-off of the unamortized issuance costs associated with our 2026 Notes that were redeemed during the year. 2023 includes the write-off of the unamortized issuance costs and tender premium fees associated with the repurchase and extinguishment of our 2024 Notes and 2025 Notes.
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

Available Cash before Reserves for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$(63,947)	$117,720
Income tax expense (benefit)	1,792	(19)
Depreciation, depletion, amortization, and accretion	324,249	291,731
Impairment expense	43,003	—
Plus (minus) Select Items, net	16,930	102,272
Maintenance capital utilized(1)	(73,750)	(67,650)
Cash tax expense	(1,300)	(1,048)
Distributions to preferred unitholders	(87,576)	(91,837)
Available Cash before Reserves	$159,401	$351,169
(1)Maintenance capital expenditures in 2024 and 2023 were $172.8 million and $125.0 million, respectively. Our maintenance capital expenditures are principally associated with our alkali and marine transportation businesses.
Liquidity and Capital Resources
General
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
On August 8, 2023, we announced the “Repurchase Program.” In an effort to return capital to our investors, the Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program will be reviewed no later than December 31, 2026 and may be suspended or discontinued at any time prior thereto. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be canceled. During 2023, we repurchased and canceled a total of 114,900 Class A Common Units at an average price of approximately $9.09 per unit for a total purchase price of $1.0 million, including commissions, which is reflected as a reduction to the carrying value of our “Partners’ Capital - Common unitholders” on our Consolidated Balance Sheet as of December 31, 2023. We anticipate funding any future repurchase activity with a portion of our cash flows from operations and liquidity available under our senior secured credit facility.
On May 9, 2024, we issued $700.0 million in aggregate principal amount of our 2032 Notes. Interest payments are due May 15 and November 15 of each year. The issuance of our 2032 Notes generated net proceeds of approximately $688 million, net of issuance costs incurred. The net proceeds were used to redeem all of our existing 2026 Notes, $339.3 million in principal amount of which were outstanding, and pay the related accrued interest. The remaining proceeds were used to repay a portion of the borrowings outstanding under our senior secured credit facility and for general partnership purposes.
On July 19, 2024, we entered into the Seventh Amended and Restated Credit Agreement to replace our Sixth Amended and Restated Credit Agreement, which provides for a $900 million senior secured revolving credit facility and matures on September 1, 2028, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, unless: (i) if more than $150 million of our 2027 Notes remain outstanding as of October 16, 2026, the credit agreement matures on such date; and (ii) if more than $150 million of our 2028 Notes remain outstanding as of November 2, 2027, the credit agreement matures on such date.

On December 11, 2024 we entered into the First Amendment to the Seventh Amended and Restated Credit Agreement (as amended, the “credit agreement”), which resulted in several changes to the credit agreement terms including; (i) an increase of the maximum consolidated leverage ratio covenant from 5.50 to 1.00 to 5.75 to 1.00 for the fiscal quarters ending December 31, 2024 through September 30, 2025, returning to 5.50 to 1.00 thereafter; and (ii) changes to the minimum consolidated interest coverage ratio covenant from 2.40 to 1.00 to (A) 2.00 to 1.00 for the fiscal quarters ending December 31, 2024 through December 31, 2025, (B) 2.25 to 1.00 for the fiscal quarters ending March 31, 2026 through December 31, 2026, and (C) 2.50 to 1.00 at any time thereafter.
On December 19, 2024, we issued $600.0 million in aggregate principal amount of our 2033 Notes. Interest payments are due May 15 and November 15 of each year with the initial interest payment due on May 15, 2025. The issuance of our 2033 Notes generated net proceeds of approximately $589.3 million, net of issuance costs incurred. We used the net proceeds to purchase $575 million in principal of our 2027 Notes and pay the accrued interest, tender premium and fees on the notes that were validly tendered.
On February 28, 2025 we completed the sale of our Alkali Business to an indirect affiliate of WE Soda Ltd. for a gross purchase price of $1.425 billion. We received cash of approximately $1.039 billion, which reflects the net proceeds after the assumption of our outstanding Alkali senior secured notes by an indirect affiliate of WE Soda Ltd, amongst other purchase price adjustments. We used a portion of the cash proceeds to pay down the outstanding balance on our senior secured credit facility on February 28, 2025, and anticipate using the remaining cash proceeds to redeem a portion of our outstanding senior unsecured notes, repurchase certain of our outstanding Class A convertible preferred units, and for general partnership purposes.
In connection with the sale of our Alkali Business, we also entered into the Second Amendment to the Seventh Amended and Restated Credit Agreement. This amendment provides for: (i) a reduction from $900 million to $800 million of total borrowing capacity under our senior secured credit facility; (ii) unlimited cash netting against our outstanding debt for purposes of our Consolidated Leverage calculation if our credit facility is undrawn at the end of a reporting period, otherwise a maximum netting of $25 million is allowed; and (iii) an increased permitted investment basket under certain circumstances that will allow us to opportunistically purchase existing private or public securities across our capital structure.
The successful completion of the above events has resulted in no scheduled maturities of our senior unsecured notes until 2027 and has provided us an ample amount of available borrowing capacity under our senior secured credit facility, subject to compliance with covenants in the credit agreement, to fund the remaining growth capital expenditures associated with our offshore growth projects discussed earlier. As a result, we believe we have created adequate financial flexibility to accelerate the process of simplifying our capital structure, lower our overall cost of capital, return capital to our unitholders and create long-term value for all stakeholders in our capital structure.
As of December 31, 2024, we believe our balance sheet and liquidity position remained strong, including $604.5 million of borrowing capacity available under our $900 million senior secured credit facility, as of such date, subject to compliance with covenants in the credit agreement.
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

At December 31, 2024, we had $291.0 million borrowed under our senior secured credit facility, with $12.2 million of the borrowed amount designated as a loan under the inventory sublimit. Our senior secured credit facility does not include a “borrowing base” limitation except with respect to our inventory loans. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of our senior secured credit facility. The total amount available for borrowings under our senior secured credit facility at December 31, 2024 was $604.5 million, subject to compliance with covenants in the credit agreement.
At December 31, 2024, our long-term debt totaled approximately $4.2 billion, consisting of $291.0 million outstanding under our senior secured credit facility (including $12.2 million borrowed under the inventory sublimit tranche), $3,485.6 million of senior unsecured notes, and $413.4 million of Alkali senior secured notes (of which $13.1 million is current), which are secured by the ORRI Interests. Our senior unsecured notes balance is comprised of $406.2 million of our 2027 Notes, $679.4 million of our 2028 Notes, $600.0 million of our 2029 Notes, $500.0 million of our 2030 Notes, $700.0 million of our 2032 Notes and $600.0 million of our 2033 Notes.
Future payment obligations related to our senior secured credit facility and senior unsecured notes as of December 31, 2024, including both principal and estimated interest payments, are summarized in the table below:

	Interest Rate	Maturity Date	Principal	Estimated Annual Interest Payable
			(in thousands)
Senior secured credit facility(1)	Varies	September 1, 2028	$291,000	$23,504
2027 Notes(2)	8.000%	January 15, 2027	406,245	32,500
2028 Notes(2)	7.750%	February 1, 2028	679,360	52,650
2029 Notes(2)	8.250%	January 15, 2029	600,000	49,500
2030 Notes(2)	8.875%	April 15, 2030	500,000	44,375
2032 Notes(2)	7.875%	May 15, 2032	700,000	55,125
2033 Notes(2)	8.000%	May 15, 2033	600,000	48,000
Total estimated payments			$3,776,605	$305,654
(1)Amounts shown above for estimated interest payments represent the amounts that would be paid on an annual basis if the debt outstanding at December 31, 2024 remained outstanding for the year ended December 31, 2025, and interest rates remained constant.
(2)Each series of senior unsecured notes is further discussed and defined in Note 11 to our Consolidated Financial Statements in Item 8.
Future payment obligations associated with our Alkali senior secured notes, as of December 31, 2024, including both estimated principal and interest payments, are summarized in the table below:

Payment Obligations(1)	Estimated Interest Payments	Estimated Principal Payments
2025	$23,997	$13,097
2026	23,203	14,227
2027	22,359	14,599
2028 through 2042	182,232	371,459

(1)As of February 28, 2025, the Alkali senior secured notes, including the associated future interest and principal payments, were transferred as part of the sale of our Alkali Business.

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

	2027 Notes	2028 Notes	2029 Notes	2030 Notes	2032 Notes	2033 Notes
Redemption right beginning on	January 15, 2024	February 1, 2023	January 15, 2026	April 15, 2026	May 15, 2027	May 15, 2028
Redemption of up to 35% of the principal amount of notes with the proceeds of an equity offering permitted prior to	N/A	N/A	January 15, 2026	April 15, 2026	May 15, 2027	May 15, 2028
For additional information on our long-term debt and covenants see Note 11 to our Consolidated Financial Statements in Item 8.
Class A Convertible Preferred Units
On September 1, 2017, we sold $750 million of Class A Convertible Preferred Units in a private placement, comprised of 22,249,494 units for a cash purchase price per unit of $33.71 (subject to certain adjustments, the “Issue Price”) to two initial purchasers. Our general partner executed an amendment to our partnership agreement in connection therewith, which, among other things, authorized and established the rights and preferences of our Class A Convertible Preferred Units. Our Class A Convertible Preferred Units are a new class of security that ranks senior to all of our currently outstanding classes or series of limited partner interests with respect to distribution and/or liquidation rights. Holders of our Class A Convertible Preferred Units vote on an as-converted basis with holders of our common units and have certain class voting rights, including with respect to any amendment to the partnership agreement that would adversely affect the rights, preferences or privileges, or otherwise modify the terms, of those Class A Convertible Preferred Units. The Class A Convertible Preferred Units have an effective distribution rate of 11.24%, yielding a quarterly distribution of $0.9473.
As noted above, we redeemed a total of 2,224,860 Class A Convertible Preferred Units during 2023 and, as of December 31, 2024, there were 23,111,918 Class A Convertible Preferred Units outstanding.
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
In our Alkali Business, we typically extract trona from our mining facilities, process into soda ash and other alkali products, and deliver and sell to our customers domestically and internationally. When we experience any differences in timing between the extraction, processing and sales of this trona or Alkali products, including the logistics and transportation to our customers, the cash requirements for these activities can be affected. The storage of our inventory of crude oil, petroleum products and alkali products can have a material impact on our cash flows from operating activities. In the month we pay for the stored crude oil or petroleum products (or pay for extraction and processing activities in the case of alkali products), we borrow under our senior secured credit facility (or use cash on hand) to pay for the crude oil or petroleum products (or extraction/processing of alkali products), utilizing a portion of our operating cash flows. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored crude oil, petroleum products or alkali products. Additionally, for our exchange-traded derivatives, we may be required to deposit margin funds with the respective exchange when commodity prices increase as the value of the derivatives utilized to hedge the price risk in our inventory fluctuates. These deposits also impact our operating cash flows as we borrow under our senior secured credit facility or use cash on hand to fund the deposits. As discussed above, we sold our Alkali Business on February 28, 2025.
Net cash flows provided by our operating activities were $391.9 million and $521.1 million for 2024 and 2023, respectively. The decrease in operating cash flow for 2024 compared to 2023 was primarily attributable to lower Segment Margin reported during 2024 compared to 2023 (as discussed above). This decrease was partially offset by positive changes in our working capital requirements during 2024.
See Note 16 in our Consolidated Financial Statements in Item 8 for information regarding changes in components of operating assets and liabilities during the years ended December 31, 2024, 2023 and 2022.
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

	Years Ended December 31,
	2024	2023	2022
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$7,708	$5,748	$6,292
Soda and sulfur services assets	78,980	77,506	77,918
Marine transportation assets	76,628	33,643	39,084
Onshore facilities and transportation assets	6,959	5,927	2,928
Information technology systems	2,555	2,168	6,317
Total maintenance capital expenditures	$172,830	$124,992	$132,539
Growth capital expenditures:
Offshore pipeline transportation assets(1)	$247,647	$400,325	$227,803
Soda and sulfur services assets	16,363	141,887	96,600
Marine transportation assets	15,124	9,038	—
Onshore facilities and transportation assets	9,324	12,765	—
Information technology systems	9,489	10,006	9,379
Total growth capital expenditures	297,947	574,021	333,782
Total capital expenditures for fixed and intangible assets	470,777	699,013	466,321
Capital expenditures related to equity investees	285	4,489	10,301
Total capital expenditures	$471,062	$703,502	$476,622
(1)Growth capital expenditures in our offshore pipeline transportation segment for 2024, 2023 and 2022 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder (see further discussion below in “Growth Capital Expenditures”).
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long term growth strategy that may require significant capital.
Growth Capital Expenditures
During 2022, we entered into definitive agreements to provide transportation services for 100% of the crude oil production associated with two separate standalone deepwater developments that have a combined production capacity of approximately 160,000 barrels per day. In conjunction with these agreements, we are expanding the current capacity of the CHOPS Pipeline and constructing the SYNC Pipeline to connect one of the developments to our existing asset footprint in the Gulf of America.
The CHOPS expansion includes a complete overhaul of the GB-72 topside facilities, reconnection of the CHOPS Pipeline to the GB-72 platform, and the addition of pumps at both the HI-A5 and GB-72 platforms to upgrade processing capabilities and increase throughput. During the fourth quarter of 2024, we completed the overhaul of the GB-72 topside facilities and reconnected the CHOPS Pipeline to the GB-72 platform. We plan to complete the installation of the additional pumps in the first half of 2025.
We have successfully laid the 105 miles of SYNC Pipeline and plan to connect it to the Shenandoah FPS when it arrives to its final location in the Gulf of America in the first half of 2025.
Additionally, in 2023 and 2024, we entered into several additional definitive agreements with existing producers to further commit the volumes transported on our offshore pipeline infrastructure (including our SYNC Pipeline and CHOPS Pipeline). The producer agreements include long term take-or-pay arrangements and, accordingly, we are able to receive a project completion credit for purposes of calculating the leverage ratio under our credit agreement throughout the construction period.

We plan to fund our estimated growth capital expenditures utilizing the available borrowing capacity under our senior secured credit facility and our recurring cash flows generated from operations.
Maintenance Capital Expenditures
Maintenance capital expenditures incurred primarily relate to our marine transportation segment to replace and upgrade certain equipment associated with our vessels and in our Alkali Business, which is included in our soda and sulfur services segment, due to the costs to maintain our related equipment and facilities up until the date at which we sold the business. Additionally, our offshore transportation assets incur maintenance capital expenditures to replace, maintain, and upgrade equipment at certain of our offshore platforms and pipelines that we operate. We expect future expenditures to be within a reasonable range of 2024’s expenditures dependent upon the timing of when we incur certain costs. See previous discussion under “Available Cash before Reserves” for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
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
On February 14, 2025, we paid a distribution of $0.165 per common unit related to the fourth quarter of 2024. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per unit (or $3.7892 on an annualized basis). These distributions were paid on February 14, 2025 to unitholders holders of record at the close of business January 31, 2025.
Our historical distributions to common unitholders and Class A Convertible Preferred unitholders are shown in the table below (in thousands, except per unit amounts).

Distribution For	Date Paid	Per Common Unit Amount	Total Amount	Per Preferred Unit Amount	Total Amount
2022
1st Quarter	May 13, 2022	$0.1500	$18,387	$0.7374	$18,684
2nd Quarter	August 12, 2022	$0.1500	$18,387	$0.7374	$18,684
3rd Quarter	November 14, 2022	$0.1500	$18,387	$0.7374	$18,684
4th Quarter	February 14, 2023	$0.1500	$18,387	$0.9473	$24,002
2023
1st Quarter	May 15, 2023	$0.1500	$18,387	$0.9473	$24,002
2nd Quarter	August 14, 2023	$0.1500	$18,387	$0.9473	$23,314
3rd Quarter	November 14, 2023	$0.1500	$18,370	$0.9473	$22,612
4th Quarter	February 14, 2024	$0.1500	$18,370	$0.9473	$21,894
2024
1st Quarter	May 15, 2024	$0.1500	$18,370	$0.9473	$21,894
2nd Quarter	August 14, 2024	$0.1500	$18,370	$0.9473	$21,894
3rd Quarter	November 14, 2024	$0.1650	$20,207	$0.9473	$21,894
4th Quarter(1)	February 14, 2025	$0.1650	$20,207	$0.9473	$21,894

(1)This distribution was paid on February 14, 2025 to unitholders of record as of January 31, 2025.

Contractual Obligations and Commitments
In addition to the principal and interest payment commitments associated with our long-term debt discussed above, we have other contractual obligations and commitments as of December 31, 2024, which are summarized below.
•We have estimated operating lease payment obligations, as of December 31, 2024, totaling $413.3 million, of which $46.2 million is expected to be paid in 2025 (see Note 5 to our Consolidated Financial Statements in Item 8 for details on our lease obligations). Approximately $250.2 million of the total operating lease payment obligations, of which $35.4 million were expected to be paid in 2025, are associated with our Alkali Business that we sold on February 28, 2025.
•We have unconditional purchase obligations from agreements to purchase goods and services that are enforceable and legally binding and specify all significant terms. The estimated total for our unconditional purchase obligations, as of December 31, 2024, is $16.9 million, of which $12.8 million is estimated to be paid in 2025. These associated purchase obligations were associated with our Alkali Business, which was sold on February 28, 2025.
•We have estimated cash requirements associated with our growth capital spending program, which we anticipate to be approximately $40 - $50 million to complete our ongoing projects in 2025. We also have current estimated asset retirement obligations of approximately $26 million. These requirements are expected to be funded primarily with free cash flow generated from our operations and availability under our senior secured credit facility.
Guarantor Summarized Financial Information
As of December 31, 2024, our $3.5 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries, except GA ORRI and GA ORRI Holdings, LLC (“GA ORRI Holdings”) and certain other subsidiaries. On February 28, 2025, we sold our Alkali Business and the entities associated with the business were released as guarantors of the notes prior to the sale. The remaining non-guarantor subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries. See Note 11 to our Consolidated Financial Statements in Item 8 for additional information regarding our consolidated debt obligations.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
December 31, 2024
(in thousands)
ASSETS:
Current assets	$871,087
Fixed assets, net	3,844,753
Non-current assets(1)	914,918

LIABILITIES AND CAPITAL:(2)
Current liabilities	812,220
Non-current liabilities	$4,264,871
Class A Convertible Preferred Units	813,589

Statements of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Year Ended December 31, 2024
(in thousands)
Revenues(3)	$2,796,395
Operating costs	2,669,280
Operating income	127,115
Net loss before income taxes	(90,005)
Net loss(2)	(91,798)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(87,576)
Net loss available to common unitholders	$(179,374)
(1)Excluded from non-current assets in the table above are net intercompany receivables of $136.6 million that are owed to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of December 31, 2024.
(2)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
(3)Excluded from revenues in the table above are $3.1 million of sales from Guarantor Subsidiaries to non-Guarantor Subsidiaries for the year ended December 31, 2024.
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
Recoverability of Long-Lived Assets
When events or changes in circumstances indicate that the carrying value of our long-lived assets, including fixed assets, finite lived intangible assets, and right of use asset may not be recoverable, we review our assets for impairment. We compare the carrying value of the associated asset to the estimated undiscounted future cash flows expected to be generated from that asset. Estimates of future net cash flows include estimating future volumes and/or contractual commitments, future margins or tariff rates, future operating costs and other estimates and assumptions consistent with our business plans. If we determine that an asset’s carrying value may not be recoverable due to impairment, we may be required to reduce the carrying value and/or the subsequent useful life of the asset.
Any such write-down of the value and unfavorable change in the useful life of a long-lived asset would increase costs and expenses at that time.
During 2024, we terminated an on-going project related to the integration of certain of our corporate enterprise resource planning systems and we impaired the costs incurred to date. As a result, we recognized an impairment charge of $43.0 million associated with intangible construction in progress costs for the year ended December 31, 2024. For the years ended December 31, 2023 and 2022, we did not recognize an impairment expense associated with our long-lived assets.

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
The fair value of our refinery services reporting unit is determined using the income approach and is predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins, (ii) an exit multiple for cash flows beyond the discrete forecast period, and (iii) an appropriate discount rate. These key assumptions have a degree of uncertainty associated with each of them and changes in them could have a significant impact on fair value. If the fair value of the reporting unit (including its inherent goodwill) is less than its carrying value, a charge to earnings may be required to reduce the carrying value of goodwill to its implied fair value. If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. We monitor the markets for our products and services, in addition to the overall market, to determine if a triggering event occurs that would indicate that the fair value of a reporting unit is less than its carrying value. One of our other monitoring procedures is the comparison of our market capitalization to our book equity to determine if there is an indicator of impairment.
We performed a quantitative assessment as of October 1, 2024 for our refinery services reporting unit, which is the only reporting unit as of our assessment date that has goodwill. No impairment was recorded during 2024 as the fair value of our refinery services reporting unit exceeded the carrying value. Additionally, when performing sensitivity analyses to the significant assumptions, a 7% change in these assumptions does not impact our overall conclusion surrounding the valuation of our goodwill.
We performed a qualitative assessment as of October 1, 2023 and 2022 for our refinery services reporting unit, which was the only reporting unit as of the assessment date that had goodwill. We did not identify any relevant events or circumstances indicating that it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized for the years ended December 31, 2023 and 2022.
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
During the year ended December 31, 2022, we recorded unrealized losses of $18.6 million associated with fair value changes of the embedded derivative. Changes in the fair value estimate during 2022 were primarily driven by the election of the rate reset, which increased the distribution rate from 8.75% to 11.24%. A significant increase or decrease in these inputs could have materially affected our fair value estimate, resulting in impacts to our Consolidated Financial Statements. For example, a 10% increase or decrease in the volatility used in the calculation could have caused a decrease or an increase to the fair value of our embedded derivative of approximately $8 million as of September 29, 2022.
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
At December 31, 2024, we were not aware of any contingencies or environmental liabilities that would have a material effect on our financial position, results of operations or cash flows.
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
Employee Benefits
We sponsor a defined benefit pension plan for union-only employees of our Alkali Business. We recognize the net funded status of the pension plan under GAAP as a net liability, included within “Other long-term liabilities” as of December 31, 2024 and 2023 on our Consolidated Balance Sheets. The funded status represents the difference between the fair value of the pension plan’s assets and the estimated benefit obligation of the plan. The benefit obligation represents the present value of the estimated future benefits we expect to pay to plan participants based on service at the end of each period. The benefit obligation and plan assets are measured at the end of each year, or more frequently, upon the occurrence of a significant event, such as a settlement or curtailment. We utilize actuarial valuations to measure our funded status in the plan, which include assumptions such as discount rates, expected long-term rate of return on our plan assets, the timing of our contributions and payments, employee headcount and compensation changes, amongst others. Significant changes to certain of these assumptions can have a material impact to our financial statements. We recognized a net actuarial gain of $5.8 million during 2024 primarily due to the discount rate utilized to calculate our benefit obligation increasing from 5.16% at December 31, 2023 to 5.89% at December 31, 2024, as well as the difference between the actual and expected return on our plan assets during the year. We recognized a net actuarial gain of $1.8 million during 2023 primarily due to the difference between the actual and expected return on our plan assets during the year partially offset by a decrease in the discount rate utilized to calculate our benefit obligation from 5.33% at December 31, 2022 to 5.16% at December 31, 2023.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including (i) commodity price risk, (ii) fuel and freight price risk and (iii) interest rate risk. We use various derivative instruments primarily to manage commodity price risk and fuel and freight price risk. Our risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our derivative positions, as well as our physical volumes, grades, locations, and delivery schedules. We do not acquire and hold futures contracts or other derivatives for the purpose of speculating on price changes. The following discussion addresses each risk:
•Crude Oil and Petroleum Products — We utilize crude oil and petroleum product derivatives to hedge commodity price risk, including crude oil, fuel oil and other petroleum products, inherent in our onshore facilities and transportation segment. Our objectives for these derivatives include hedging fixed price purchase and sales, crude inventories, and basis differentials. We manage these exposures with various instruments including exchange-traded futures, options and swap contracts. Our risk management policies are designed to monitor our physical volumes, grades and delivery schedules to ensure our hedging activities address the market risks inherent in our gathering and marketing activities. As of December 31, 2024 we had entered into derivative instruments that will settle between January 2025 and June 2025.
The below derivative instruments relate to our Alkali Business, which was sold on February 28, 2025. In connection with the sale, we terminated the related outstanding hedges.
•Natural Gas — We utilize natural gas derivatives to hedge commodity price risk inherent in our Alkali Business. Our objectives for these derivatives include hedging anticipated purchases of natural gas used by our Alkali Business to generate heat and power for operations. We manage these exposures with a combination of commodity price swap contracts, futures and option contracts.
•Forward Freight Hedges — ANSAC is exposed to fluctuations in freight rates for vessels used to transport soda ash to our international customers. We use exchange-traded or over-the-counter futures, swaps and options to hedge future freight rates for forecasted shipments. As of December 31, 2024 we did not have any open derivative positions related to vessel freight.
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

The table below presents information about our open derivative contracts at December 31, 2024. Notional amounts in barrels (“Bbl”), MMBtu, gallons (“Gal”), or metric tons (“MT”), the weighted average contract price, total contract amount and total fair value amount in U.S. dollars of our open positions are presented below. Fair values were determined by using the notional amount in barrels, MMBtu, gallons, or metric tons multiplied by the December 31, 2024 quoted market prices. The table does not include offsetting physical exposures hedged by our derivative contracts.

	Unit of Measure for Volume	Contract Volumes (in 000’s)	Unit of Measure for Price	Weighted Average Market Price	Contract Value (in 000’s)	Mark-to Market Change (in 000’s)	Settlement Value (in 000’s)
Futures and Swap Contracts
Sell (Short) Contracts:
Crude Oil	Bbl	262	Bbl	$69.31	$18,158	$572	$18,730
Crude Oil Basis Differentials	Bbl	165	Bbl	$(1.34)	$(221)	$247	$26
Natural Gas	MMBtu	1,470	MMBtu	$3.20	$4,705	$501	$5,206

Buy (Long) Contracts:
Crude Oil	Bbl	44	Bbl	$69.75	$3,069	$86	$3,155
Natural Gas	MMBtu	9,180	MMBtu	$3.31	$30,406	$1,789	$32,195
Crude Oil Basis Differentials	Bbl	75	Bbl	$(0.99)	$(74)	$104	$30
Natural Gas Swaps	MMBtu	11,619	MMBtu	$0.45	$5,196	$(5,761)	$(565)
Bunker Fuel	MT	78	MT	$520.60	$40,606	$(396)	$40,210

Option Contracts
Written Contracts:
Natural Gas	MMBtu	630	MMBtu	$0.17	$110	$(56)	$54

Purchased Contracts:
Diesel	Gal	1,800	Gal	$0.17	$310	$(261)	$49
Natural Gas	MMBtu	330	MMBtu	$0.03	$9	$(6)	$3
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
Obligations under our senior secured credit facility bear interest at the Term SOFR rate or alternate base rate (which approximates the prime rate), at our option, plus the applicable margin. We have not historically hedged our interest rates. On December 31, 2024, we had $291.0 million of debt outstanding under our senior secured credit facility. A 10% change in the Term SOFR rate would have resulted in an immaterial impact to Net loss for the year ended December 31, 2024.
Item 8. Financial Statements and Supplementary Data
The information required hereunder is included in this report as set forth in the “Index to Consolidated Financial Statements.”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosures. Our chief executive officer and chief financial officer, with the participation of our management, have evaluated our disclosure controls and procedures as of December 31, 2024 and have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer to allow for timely decisions regarding required disclosures in this Annual Report on Form 10-K.
Changes in Internal Controls over Financial Reporting
There were no changes during the fiscal quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management assessed the effectiveness of the partnership’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment as of December 31, 2024, management has concluded the partnership’s internal control over financial reporting is effective based on those criteria.
PricewaterhouseCoopers LLP, the partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the partnership’s internal control over financial reporting as of December 31, 2024, as stated in their report which appears in Item 8. “Financial Statements and Supplementary Data.”

Item 9B. Other Information
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
Management of Genesis Energy, L.P.
We are a Delaware limited partnership. We conduct our operations and own our operating assets through our subsidiaries and joint ventures. Our general partner, Genesis Energy, LLC, a wholly-owned subsidiary that owns a non-economic general partner interest in us, has sole responsibility for conducting our business and managing our operations. It also employs most of our personnel, including executive officers. Most of the employees of our Alkali operations are employed by our subsidiary, Genesis Alkali, LLC.
The board of directors of our general partner (which we refer to as “our board of directors”) must approve significant matters (such as material business strategies, mergers, business combinations, acquisitions or dispositions of assets, issuances of common units, incurrences of debt or other financings and the payments of distributions on common and preferred units). The holders of our Class B Common Units are entitled to (i) vote in the election of our board of directors, subject to the Davison family’s rights under its unitholder rights agreement (described below), as well as (ii) vote on substantially all other matters on which our holders of Class A Common Units are entitled to vote. The holders of our Class A Common Units are not entitled to vote in the election of directors, but they are entitled to vote in a very limited number of other circumstances, including our merger with another company. As is common with MLPs, our partnership structure does not grant our unitholders (in such capacity) the right to directly or indirectly participate in our management or operations other than through the exercise of their limited voting rights.
Collectively, members of the Davison family own 10.7% of our Class A Common Units and 77.0% of our Class B Common Units, for a combined ownership percentage of 10.7% of total Common Units. Pursuant to its unitholder rights agreement, the Davison family is entitled to elect up to three of our directors based on its members’ collective ownership percentage of our outstanding common units: (i) with 15% or more ownership, they have the right to appoint three directors, (ii) with less than 15% ownership but more than 10%, they have the right to appoint two directors, and (iii) with less than 10% ownership, they have the right to appoint one director. That unitholder rights agreement also provides that, so long as the Davison family has the right to elect three directors thereunder, our board of directors cannot have more than 11 directors without the Davison family’s consent. In addition to their rights under that unitholder rights agreement, if the members of the Davison family act as a group, they have the ability to elect at least a majority of our directors because they own a majority of our Class B units.
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
On September 1, 2017, we sold $750 million of Class A Convertible Preferred Units in a private placement, comprised of 22,249,494 units for a cash purchase price per unit of $33.71 (subject to certain adjustments, the “Issue Price”) to two initial purchasers. In connection with the private placement, we granted each initial purchaser (including its applicable affiliate transferees) certain rights, including (i) the right to appoint an observer, who shall have the right to attend our board meetings for so long as an initial purchaser (including its affiliates) owns at least $200 million of our Class A Convertible Preferred Units and (ii) the right to appoint two directors to our general partner’s board of directors if (and so long as) we fail to pay in full any three quarterly distribution amounts, whether or not consecutive. As of December 31, 2024, we had 23,111,918 Class A Convertible Units outstanding.
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

Directors and Executive Officers
Set forth below is certain information concerning our directors and executive officers, effective as of March 3, 2025.

Name	Age	Position
Grant E. Sims	69	Director, Chairman of the Board, and Chief Executive Officer
Conrad P. Albert	78	Director
James E. Davison	87	Director
James E. Davison, Jr.	58	Director
Sharilyn S. Gasaway	56	Director
Kenneth M. Jastrow II	77	Director
Jack T. Taylor	73	Director
Kristen O. Jesulaitis	55	Chief Financial Officer and Chief Legal Officer
Ryan S. Sims	41	President and Chief Commercial Officer
Edward T. Flynn	66	Executive Vice President
Garland G. Gaspard	70	Senior Vice President
Louie V. Nicol	40	Senior Vice President and Chief Accounting Officer
Richard R. Alexander	49	Vice President
William W. Rainsberger	40	Senior Vice President
Jeffrey J. Rasmussen	58	Vice President
Grant E. Sims has served as a director and Chief Executive Officer of our general partner since August 2006 and Chairman of the Board of our general partner since October 2012. Mr. Grant E. Sims was affiliated with Leviathan Gas Pipeline Partners, LP from 1992 to 1999, serving as the Chief Executive Officer and a director beginning in 1993 until he left to pursue personal interests, including investments. Leviathan (subsequently known as El Paso Energy Partners, L.P. and then GulfTerra Energy Partners, L.P.) was an NYSE listed MLP. Mr. Grant E. Sims has an established track record of developing strong companies and has led his companies through a period of substantial growth while increasing geographic and operational diversity. Mr. Grant E. Sims provides leadership skills, executive management experience and significant knowledge of our business environment, which he has gained through his vast experience with other MLPs.
Conrad P. Albert has served as a director of our general partner since July 2013. Mr. Albert is a private investor and was formerly a director of Anadarko Petroleum Corporation from 1986 to 2006. Mr. Albert also served as a director of DeepTech International, Inc. from 1992 to 1998. From 1969 to 1991, Mr. Albert served in various positions with Manufacturers Hanover Trust Company, ultimately serving as Executive Vice President in charge of worldwide energy lending and corporate finance. Mr. Albert’s extensive financial, executive and directorial experience and his service in various roles in the management of other energy-related companies allows him to provide valuable expertise to our board of directors.
James E. Davison has served as a director of our general partner since July 2007. Mr. Davison served as chairman of the board of Davison Transport, Inc. for over 30 years. He also serves as President of Terminal Services, Inc. Mr. Davison has over fifty years of experience in the energy-related transportation and sulfur removal businesses. Mr. Davison brings to our board of directors significant energy-related transportation and sulfur removal experience and industry knowledge.
James E. Davison, Jr. has served as a director of our general partner since July 2007. Mr. Davison is also a director of another public company, Origin Bancorp, Inc., and serves on its finance, risk and insurance committees. Mr. Davison is the son of James E. Davison. Mr. Davison’s executive and leadership experience enable him to make valuable contributions to our board of directors.
Sharilyn S. Gasaway has served as a director of our general partner since March 2010 and serves as chairperson of the audit committee. Ms. Gasaway is a private investor and was Executive Vice President and Chief Financial Officer of Alltel Corporation, a wireless communications company, from 2006 to 2009, and served as Controller of Alltel Corporation from 2002 through 2006. In her role as CFO, Ms. Gasaway was responsible for the company’s finance, financial reporting, and risk management roles, and gained extensive experience in corporate performance and strategic planning. She brings this vast knowledge to the partnership. Ms. Gasaway is a director of two other public companies, JB Hunt Transport Services, Inc., and Hanesbrands Inc. Ms. Gasaway provides our board of directors valuable business experience, risk management and financial expertise, including an understanding of the accounting, compliance and financial matters that we address on a regular basis.
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
    Jack T. Taylor has served as a director of our general partner since July 2013. Mr. Taylor is currently a director of Sempra Energy and Murphy USA Inc. Additionally, Mr. Taylor currently serves on the audit committee of Sempra Energy and Murphy USA Inc. Mr. Taylor was a partner of KPMG LLP for 29 years, where from 2005 to 2010 he served as KPMG’s Chief Operating Officer-Americas and Executive Vice Chair of U.S. Operations and from 2001 to 2005 he served as the Vice Chairman of U.S. Audit and Risk Advisory Services. Mr. Taylor’s extensive experience with financial and public accounting issues, his various leadership roles at KPMG LLP and his extensive knowledge of the energy industry make him a valuable resource to our board of directors.
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
Edward T. Flynn has served as Executive Vice President of our general partner and President of Genesis Alkali since we acquired that business from Tronox Ltd. in September 2017. Prior to joining Genesis, Mr. Flynn worked for Tronox Corporation as Executive Vice President and President of Tronox Alkali since April 2015 and was with FMC Corporation for 33 years, serving most recently as President FMC Minerals. Mr. Flynn previously served as a member of the Board of the Industrial Minerals Association of North America.
Garland G. Gaspard has served as Senior Vice President of our general partner since January 2017 and is responsible for the operational aspects of our onshore and offshore pipelines, rail facilities, terminals, offshore facilities and assets, engineering, trucking, and health, safety, security and environmental compliance. Mr. Gaspard joined Genesis in 2015 as a result of our acquisition of the offshore Gulf of America assets from Enterprise Products Partners L.P. and has had responsibility for the operational aspects of our offshore assets since that time. Prior to this acquisition, Mr. Gaspard served in various capacities within Enterprise Products’ operations including underground gas storage, natural gas liquids, natural gas pipelines and offshore operations.
Louie V. Nicol has served as Senior Vice President and Chief Accounting Officer of our general partner since April 2023. He is responsible for Genesis’ accounting and financial reporting organizations. Mr. Nicol joined Genesis in June 2014 in the finance and accounting department and has held oversight roles with increasing levels of responsibility. Prior to Genesis, Mr. Nicol worked in the audit practice at KPMG LLP for approximately six years.
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
Insider Trading Policies and Procedures
Our general partner’s board of directors has adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for us that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and NYSE listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

Item 11. Executive Compensation
The Compensation Discussion and Analysis below discusses our compensation process and our objectives and philosophy with respect to our Named Executive Officers (“NEOs”) for the fiscal year ended December 31, 2024.
Compensation Discussion and Analysis
Named Executive Officers
Our NEOs for 2024 were:
•Grant E. Sims, Chairman and Chief Executive Officer;
•Ryan S. Sims, President and Chief Commercial Officer;
•Kristen O. Jesulaitis, Chief Financial Officer and Chief Legal Officer;
•Robert V. Deere, Chief Administrative Officer; and
•Edward T. Flynn, Executive Vice President.
Robert V. Deere retired from his position as Chief Administrative Officer effective as of December 31, 2024.
Board and Governance, Compensation and Business Development Committee
Our board of directors is responsible for, and effectively determines, compensation programs applicable to our NEOs and to the board itself. Our board of directors has delegated to the G&C Committee, of which a majority of the members are “independent,” according to NYSE listing standards, the authority and responsibility to regularly analyze and evaluate our compensation policies, to determine the annual compensation of our NEOs, and to make recommendations to our board of directors with respect to such matters. As described in more detail below, the G&C Committee engaged Meridian Compensation Partners, LLC (“Meridian”), as its independent compensation consultant for 2024. As the need arises, we also utilize committees comprised solely of certain of our independent directors (i.e., the audit committee or special committees) to review and make recommendations with respect to certain matters. Because the G&C Committee is comprised of all the members of our board of directors, excluding our CEO, determinations and recommendations by the G&C Committee are effectively determinations and recommendations by our board of directors, which has approval authority for all such compensation matters. For a more detailed discussion regarding the purposes and composition of board committees, please see Item 10. “Directors, Executive Officers and Corporate Governance.”
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
Role of Compensation Consultant and Peer Group Analysis
The G&C Committee’s charter authorizes it to retain independent compensation consultants from time to time to serve as a resource in support of its efforts to carry out certain duties. In 2024, the G&C Committee engaged Meridian, an independent compensation consultant, to assist the G&C Committee in assessing and structuring competitive compensation packages for the executive officers that are consistent with our compensation philosophy. The G&C Committee assessed the independence of Meridian pursuant to current exchange listing requirements and SEC guidance and concluded that no conflict of interest exists that would prevent Meridian from serving as an independent consultant to the G&C Committee.

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
For purposes of reviewing the compensation amounts related to 2024, Meridian performed a market analysis using a peer group that consisted of the following 14 companies in the energy industry: Plains All American Pipeline, L.P., Targa Resources Corp., HF Sinclair Corporation, Equitrans Midstream Corporation, EnLink Midstream, LLC, Delek US Holdings, Inc., NGL Energy Partners LP, NuStar Energy L.P., Sunoco LP, USA Compression Partners, LP, U.S. Silica Holdings, Inc., Calumet Specialty Products Partners, L.P., Crestwood Equity Partners LP and Magellan Midstream Partners, L.P. Meridian utilized historical data from Crestwood Equity Partners LP and Magellan Midstream Partners, L.P. for the market analysis as these companies were acquired by Energy Transfer and ONEOK, respectively, during 2023. These companies were selected as the compensation peer group for any or all of the following reasons:
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
The information that Meridian compiled included compensation trends for MLPs and levels of compensation for similarly situated executive officers of companies within this peer group. We believe that compensation levels of executive officers in our peer group are relevant to our compensation decisions because we compete with those companies for executive management talent.
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
The amount of compensation contingent on performance is a significant percentage of total compensation, therefore ensuring that business decisions and actions lead to the long-term growth and sustainability of the organization. Our bonus plan (including retention bonuses) is short-term in nature and includes awards based on individual and company performance with the goal of retaining key employees and NEOs. Our long-term incentive plan is linked to our generation of Available Cash before Reserves, our sustainability and safety record, as well as the partnership’s Consolidated Leverage ratio (as defined in our credit agreement).
Elements of Our Compensation Program and Compensation Decisions for 2024
The primary elements of our compensation program are a combination of annual cash and long-term incentive-based compensation. For the year ended December 31, 2024, the elements of our compensation program for the NEOs consisted of an annual base salary, discretionary annual bonus awards, including retention bonus awards and awards under our long-term incentive compensation program.
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
In April 2024, the G&C Committee reviewed the assessments of market levels of compensation developed by Meridian in conjunction with a discussion of individual performance and responsibilities. As a result of this review and taking into account current market conditions and their respective levels of responsibility, the G&C Committee approved increases in the base salaries of Mr. Ryan S. Sims and Ms. Jesulaitis, effective as of April 10, 2024. Mr. Ryan S. Sims’ 2024 base salary increased to $575,000, representing an increase of 10%. Ms. Jesulaitis’ 2024 base salary increased to $550,000, representing an increase of 10%.
Bonuses
Our NEOs typically participate in a bonus program, or the Bonus Plan, in which a number of our other employees also participate. As designed by the G&C Committee, each NEO has an annual bonus target based on a stated percentage of his or her base salary. The targeted amount for the NEOs is established based on the analysis of market practices of the peer group and consideration of the level of salary and targeted long-term incentives for each NEO. Based on the G&C Committee's subjective review of the 2024 operational and financial performance, in the context of total NEO compensation, a discretionary bonus was granted to Mr. Flynn in the amount of $420,000 associated with the performance of the Alkali Business. This bonus will be paid in March 2025, contingent on Mr. Flynn’s employment on the payment date. Further, it was determined by the G&C Committee that each NEO will be considered for a retention bonus for 2024, as further discussed below.
Our NEOs may participate in a retention bonus program in which certain key employees, managers and officers are eligible. These retention bonuses are discretionary and are awarded based on individual and company performance with the goal of retaining key employees. In 2024, Mr. Grant E. Sims was granted a retention bonus of $1,075,000, Mr. Ryan S. Sims was granted a retention bonus of $575,000, Ms. Jesulaitis was granted a retention bonus of $550,000, Mr. Flynn was granted a retention bonus of $525,000, and Mr. Deere was granted a retention bonus of $375,000, to be paid in four equal installments on or before the last day of the quarter ended on the following dates: September 30, 2024, December 31, 2024, March 31, 2025 and June 30, 2025, contingent upon continued employment at those dates.
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

In 2018, our G&C Committee adopted our 2018 LTIP. Like our 2010 LTIP, our 2018 LTIP permits awards of equity-based compensation in the form of phantom units and distribution equivalent rights (“DERs”). Phantom units are notional units representing unfunded and unsecured promises to pay to the participant a specified amount of cash based on the market value of our common units should specified vesting requirements be met. DERs are tandem rights to receive on a quarterly basis an amount of cash equal to the amount of distributions that would have been paid on outstanding phantom units had they been limited partner units issued by us. In addition, our 2018 LTIP permits the grant of cash-based awards.
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
During 2024, 2023 and 2022, we granted cash-based awards to certain officers and other employees under our 2018 LTIP, including our NEOs. We established target grant values for NEOs based on an analysis of market practices of our compensation peer group and consideration of the level of salary and targeted bonus for each NEO.
For 2024, 2023 and 2022, the G&C Committee established the following long-term incentive cash grant target values for each of our NEOs:

	Long-Term Incentive Cash Grant Value
Name	2024 (1)	2023 (1)	2022 (1)
Grant E. Sims	$4,500,000	$4,500,000	$4,000,000
Ryan S. Sims	2,150,000	2,000,000	700,000
Kristen O. Jesulaitis	1,900,000	1,625,000	1,000,000
Robert V. Deere	850,000	850,000	800,000
Edward T. Flynn	1,575,000	1,575,000	1,500,000
(1)See additional discussion of awards granted to NEOs under the 2018 LTIP during 2024, 2023 and 2022 included in the “Grants of Plan-Based Awards” disclosure below.
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
Tax and Accounting Implications
Since we are a partnership and not a corporation for federal income tax purposes, we are not subject to the executive compensation tax deduction limitations of Section 162(m) of the Internal Revenue Code. Accordingly, none of the compensation paid to our NEOs is subject to limitation as to tax deductibility. However, if the relevant tax laws change in the future, the G&C Committee will consider the implications of such changes to us. For our equity-based and cash-based compensation arrangements, we record compensation expense over the vesting period of the awards, as discussed further in Note 17 of our Consolidated Financial Statements in Item 8.
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
Clawback Policy
Effective October 2, 2023, we adopted a clawback policy, providing for the recoupment of certain executive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements. The policy applies to incentive compensation that is granted, earned or vested based in whole or in part upon the attainment of a financial reporting measure, and the policy provides for the reimbursement or forfeiture of excess incentive compensation in the three fiscal years following the accounting restatement date. A copy of the clawback policy is filed as Exhibit 97 to this Form 10-K.
In 2024, no events occurred requiring us to prepare an accounting restatement.
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

Summary Compensation Table
The following Summary Compensation Table summarizes the total compensation paid or accrued to our NEOs in 2024, 2023 and 2022.

Name & Principal Position	Year	Salary ($)	Bonus ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Grant E. Sims	2024	$860,000	$2,112,500	$6,125,760	$719,488	$9,817,748
Chief Executive Officer	2023	842,461	925,000	720,000	717,738	3,205,199
(Principal Executive Officer)	2022	758,461	665,000	792,000	716,488	2,931,949
Ryan S. Sims	2024	560,192	1,062,500	806,950	38,970	2,468,612
President and Chief Commercial Officer	2023	478,389	450,000	150,000	37,320	1,115,709
	2022	351,346	320,000	176,000	34,468	881,814
Kristen O. Jesulaitis	2024	535,192	1,050,000	1,106,040	40,296	2,731,528
Chief Financial Officer and Chief Legal Officer	2023	485,385	525,000	130,000	38,646	1,179,031
(Principal Financial Officer)	2022	436,154	410,000	198,000	35,896	1,080,050
Robert V. Deere	2024	475,000	712,500	1,361,280	51,175	2,599,955
Chief Administrative Officer	2023	467,692	300,000	160,000	44,454	972,146
	2022	450,000	270,000	288,000	41,704	1,049,704
Edward T. Flynn(1)	2024	525,000	1,247,500	2,430,000	40,952	4,243,452
Executive Vice President	2023	517,692	1,385,000	300,000	45,954	2,248,646
	2022	500,000	850,000	240,000	37,890	1,627,890
(1)Mr. Flynn’s bonus for 2024 includes a discretionary bonus of $210,000 relating to 2023 but paid in March 2024, contingent upon his continued employment on the payment date. Mr. Flynn’s bonus for 2023 includes a discretionary bonus of $885,000 relating to 2022 but paid in March 2023. Mr. Flynn’s bonus for 2022 includes a discretionary bonus of $600,000 relating to 2021 but paid in March 2022.
(2)The amounts shown represent any retention bonuses vested and paid during each of 2024, 2023 and 2022 as well as any cash or special bonus awards earned relative to each year.
(3)The amounts shown represent the non-equity incentive plan awards vested and paid in 2024, 2023, and 2022.
(4)The following table presents the components of “All Other Compensation” for each NEO for the year ended December 31, 2024.

Name	401(k) Matching and Profit Sharing Contributions(1)	Insurance Premiums(2)	Totals
Grant E. Sims	$17,250	$702,238	$719,488
Ryan S. Sims	37,950	1,020	38,970
Kristen O. Jesulaitis	37,950	2,346	40,296
Robert V. Deere	37,950	13,225	51,175
Edward T. Flynn	32,798	8,154	40,952
The amounts in this table represent:
(1)Contributions by us to our 401(k) and profit-sharing plan on each NEO’s behalf.
(2)Term life insurance premiums paid by us on each NEO’s behalf. Mr. Grant E. Sims insurance premiums for 2024 include the premium associated with his life insurance policy that is paid by us.

Grants of Plan-Based Awards
The following table shows the cash-based awards granted to our NEOs in 2024 under our 2018 LTIP.

			Estimated Future Payouts Under
			Non-Equity Incentive Plan Awards
Name	Grant Date	Vest Date	Threshold	Target	Maximum
Grant E. Sims	4/10/2024	4/10/2027	$3,150,000	$4,500,000	$7,200,000
Ryan S. Sims	4/10/2024	4/10/2027	1,505,000	2,150,000	3,440,000
Kristen O. Jesulaitis	4/10/2024	4/10/2027	1,330,000	1,900,000	3,040,000
Robert V. Deere(1)	4/10/2024	4/10/2027	595,000	850,000	850,000
Edward T. Flynn	4/10/2024	4/10/2027	1,102,500	1,575,000	2,520,000
(1)Mr. Deere retired from his role of Chief Administrative Officer effective December 31, 2024. Upon his retirement, the awards granted on April 10, 2024 will vest on April 10, 2027 assuming full vesting of the service tranche and a maximum vesting at 100% of the performance metric.
For the awards granted to Mr. Grant E. Sims, Mr. Ryan S. Sims, Ms. Jesulaitis, Mr. Deere and Mr. Flynn on April 10, 2024, 60% of the amount represents the cash to be paid if the Company meets certain performance conditions (threshold, target and maximum) associated with our Available Cash before Reserves, our Consolidated Leverage Ratio (as defined in the credit agreement), and safety and sustainability metrics during 2026, and the remaining 40% of the awards are service-based that vest on April 10, 2027.
There were no equity-based awards granted to our NEOs as of December 31, 2024.
Termination or Change in Control Benefits
We consider maintaining a stable and effective management team to be essential to protecting and enhancing the best interests of us and our unitholders. To that end, we recognize that the possibility of a change in control or other acquisition event may raise uncertainty and questions among management, and such uncertainty could adversely affect our ability to retain our key employees, which would be to our unitholders’ detriment. Because our management team was built over time, as described above, and our NEOs became NEOs under different circumstances, the compensation and benefits awarded to our individual NEOs in the event of termination varies. In extending these benefits, we considered a number of factors, including the prevalence of similar benefits adopted by other publicly traded MLPs. See “Potential Payments Upon Termination or Change in Control” below for further discussion of these benefits, including the definitions of certain terms such as change in control.
We believe that the interests of unitholders will best be served if the interests of our management and unitholders are aligned. We believe the termination and change in control benefits described above strike an appropriate balance between the potential compensation payable and the objectives described above.
Potential Payments upon Termination or Change in Control
    Based upon a hypothetical termination date of December 31, 2024, the termination benefits for Messrs. Grant E. Sims, Ryan S. Sims, Flynn, and Ms. Jesulaitis for voluntary termination or termination for cause would be zero.
If termination occurs due to death or disability, Messrs. Grant E. Sims, Ryan S. Sims, Deere, Flynn, and Ms. Jesulaitis would vest in outstanding awards under our 2018 LTIP at 100%, including the awards granted in 2024, 2023 and 2022, would result in payments under the 2018 LTIP of the following amounts upon death or disability:

Grant E. Sims	$13,000,000
Ryan S. Sims	4,850,000
Kristen O. Jesulaitis	4,525,000
Robert V. Deere	2,500,000
Edward T. Flynn	4,650,000

Upon a change in control (as defined in our 2018 LTIP) for the outstanding LTIP awards granted in April 2024, April 2023 and April 2022, the unvested service tranche of the cash awards granted will become fully vested and the unvested performance tranche of the cash award granted will vest at 200% of the performance metric. Based on a hypothetical change in control on December 31, 2024, the change of control termination benefits for Messrs. Grant E. Sims, Ryan S. Sims, Deere, Flynn, and Ms. Jesulaitis would have been as follows:

	Grant E. Sims	Ryan S. Sims	Kristen O. Jesulaitis	Robert V. Deere(1)	Edward T. Flynn
Cash payment for vested awards under 2018 LTIP granted in 2024	$7,200,000	$3,440,000	$3,040,000	$850,000	$2,520,000
Cash payment for vested awards under 2018 LTIP granted in 2023	7,200,000	3,500,000	2,750,000	850,000	2,520,000
Cash payment for vested awards under 2018 LTIP granted in 2022	7,200,000	1,190,000	1,800,000	1,440,000	2,700,000
Total	$21,600,000	$8,130,000	$7,590,000	$3,140,000	$7,740,000
(1)Mr. Deere retired from his role of Chief Administrative Officer effective December 31, 2024. Upon his retirement, the LTIP awards granted to Mr. Deere in 2024 and 2023 would hypothetically vest in a change of control event assuming full vesting of the service tranche and a maximum vesting at 100% of the performance metric.
Director Compensation in Fiscal Year 2024
The table below reflects compensation for our non-employee directors. Mr. Grant E. Sims does not receive any compensation attributable to his status as a director.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2) (3)	All Other Compensation ($)(4)	Total
James E. Davison	$120,000	$135,000	$7,109	$262,109
James E. Davison, Jr.	120,000	135,000	7,109	262,109
Sharilyn S. Gasaway	132,500	147,500	7,832	287,832
Kenneth M. Jastrow II	132,500	147,500	7,832	287,832
Conrad P. Albert	127,500	142,500	7,523	277,523
Jack T. Taylor	127,500	142,500	7,523	277,523
(1)Amounts include annual retainer fees.
(2)Amounts in this column represent the fair value of the awards of phantom units under our 2010 LTIP on the date of grant, as calculated in accordance with accounting guidance for equity-based compensation.
(3)Outstanding awards to directors at December 31, 2024 consist of phantom units granted under our 2010 LTIP. Messrs. James Davison and James Davison, Jr. each hold 10,550 outstanding phantom units, Ms. Gasaway and Mr. Jastrow each hold 11,538 outstanding phantom units, and Messrs. Albert and Taylor each hold 11,143 outstanding phantom units, respectively.
(4)Amounts in this column represent the amounts paid for tandem DERs related to outstanding phantom units granted under our 2010 LTIP.
Beginning in July 2024 our non-employee directors are entitled to a base compensation of $270,000 per year, with $120,000 paid in cash and $150,000 paid in phantom units. The lead director, the chairpersons of the audit committee and G&C Committee, and any non-chair members of the audit committee each receive an additional amount of base compensation split equally between cash and phantom units. The cash compensation is paid in equal quarterly installments. Such additional amounts are $10,000 for the lead director, $25,000 for the chair of the audit committee, $15,000 for the chair of the G&C Committee and $15,000 for any audit committee non-chair members.
Cash is paid, and phantom units are awarded, on the first business day of each calendar quarter. During 2024, 2023 and 2022, we awarded phantom units under our 2010 LTIP only to directors, all of which were service-based awards with no performance conditions. The number of phantom units awarded is determined by dividing the closing market price of our units on the date of the award into the amount to be paid in phantom units. So long as he or she is a director on the relevant date of determination, each director will receive: a quarterly distribution equal to the number of phantom units held by such director multiplied by the quarterly distribution amount we will pay in respect of each of our outstanding common units on such distribution date, and an amount equal to the number of phantom units granted to such director on such award date multiplied by the average closing price of our common units for the 20 trading days ending on the day immediately preceding such anniversary date. All phantom units granted to our directors will vest and pay out after their one-year anniversary at an amount equal to the number of phantom units granted multiplied by the average closing price of our common units for the 20 trading days ending on the day immediately preceding such anniversary date.
CEO Pay Ratio
Our CEO to median employee pay ratio is calculated in accordance with the SEC’s pay ratio rules, Item 402(u) of Regulation S-K, which requires the disclosure of (i) the median of the annual total compensation of all employees of the Company (except the CEO), (ii) the annual total compensation for the CEO, and (iii) the ratio of these two amounts.
We identified the median employee during the year ended December 31, 2023 by examining the 2023 total cash compensation for all individuals excluding our CEO, who were employed by us on December 31, 2023. Consistent with the pay ratio rules in Item 402(u), we performed the following: (i) excluded from our employees those individuals who provide services as independent contractors, based on application of the tests used for tax purposes as set forth in the Internal Revenue Service’s Publication 15A: “Employer’s Supplemental Tax Guide; (ii) excluded employees located in a jurisdiction outside of the U.S., as they accounted for less than 5% of our total employees in 2023; and (iii) utilized the same median employee that was identified during the year ended December 31, 2023, as we believe there has been no change in our employee population or employee compensation arrangements that would significantly impact the pay ratio disclosure for the year ended December 31, 2024.
We selected December 31, 2023, which is within the last three months of 2023, as the date upon which we would identify the median employee because it enabled us to make such identification in a reasonably efficient and economical manner. We did not make any assumptions, adjustments, or estimates with respect to total cash compensation, and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2023. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees. Since all of the employees included in the CEO to median employee pay ratio calculation are located in the U.S., including the Commonwealth of Puerto Rico, and paid in U.S. dollars, we did not make any cost-of-living adjustments in identifying the median employee.
As of December 31, 2024, the Company had 2,075 employees, including 2,055 full-time employees and 20 temporary employees.
We calculated the annual total compensation for the median employee using the same methodology we use for our named executive officers as set forth in the 2024 Summary Compensation Table above in this 10-K filing.  Mr. Grant E. Sims, our CEO, had 2024 annual total compensation of $9,817,748, as reflected in the Summary Compensation Table. Our median employee’s annual total compensation for 2024 was $145,588.  Based on this information, Mr. Sims’ total annual compensation was approximately sixty-seven times that of our median employee in 2024, or 67:1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
Beneficial Ownership of Partnership Units
Beneficial Ownership of Common Units
The following table sets forth certain information as of March 3, 2025, regarding the beneficial ownership of our common units by beneficial owners of 5% or more by class of unit and by directors and the executive officers of our general partner and by all directors and executive officers as a group. This information is based on data furnished by the person named.

	Class A Common Units			Class B Common Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Conrad P. Albert	15,000		*	—	—
James E. Davison	3,738,178	(2)	3.1%	9,453	23.6%
James E. Davison, Jr.	5,423,932	(3)	4.4%	13,648	34.1%
Sharilyn S. Gasaway	289,445		*	1,081	2.7%
Kenneth M. Jastrow II	150,000		*	—	—
Jack T. Taylor	32,865		*	—	—
Grant E. Sims	3,010,000		2.5%	7,087	17.7%
Ryan S. Sims	122,500	(4)	*	—	—
Kristen O. Jesulaitis	55,000		*	—	—
Robert V. Deere	829,987		*	1,052	2.6%
Edward T. Flynn	130,000		*	—	—
Garland G. Gaspard	19,525		*	—	—
Louie V. Nicol	2,050		*	—	—
Richard R. Alexander	20,245	(5)	*	—	—
William W. Rainsberger	3,500		*	—	—
Jeffrey J. Rasmussen	23,500		*	—	—
All directors and executive officers as a group (16 in total)	13,865,727		11.3%	32,321	80.8%

Steven K. Davison	2,155,617	(6)	1.8%	7,676	19.2%
Invesco Ltd.	18,390,648		15.0%	—	—
ALPS Advisors, Inc.	20,597,208		16.8%	—	—
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
(4)100,000 of these Class A Common Units are held by a family trust of which Mr. Ryan S. Sims has the right to become the trustee.
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

Beneficial Ownership of Preferred Units
    The following table sets forth certain information as of December 31, 2024, regarding the beneficial ownership of holders of 5% or more of our Class A Convertible Preferred Units. This information is based on data furnished by the persons named.

	Class A Convertible Preferred Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
GSO Rodeo Holdings LP (2)	10,167,290	44.0%
KKR Rodeo Aggregator L.P.(3)	11,555,959	50.0%

(1)The percentage of beneficial ownership is calculated based on 23,111,918 Class A Convertible Preferred Units deemed outstanding as of December 31, 2024.
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
Our CEO, Mr. Grant E. Sims, owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Grant E. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. In connection with this arrangement, we made payments to Mr. Grant E. Sims totaling $0.7 million, during 2024. Based on current market rates for chartering of private aircraft under long-term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement are no worse than what we could have expected to obtain in an arms-length transaction.
Family members of certain of our executive officers and directors may work for us from time to time. In 2024, Grant E. Sims (our CEO and a director) had a son (who is also a brother of Ryan S. Sims) work as vice president of offshore pipeline commercial operations in our offshore pipeline transportation segment. Mr. James Davison, Sr. (a director) had one son (who is also a brother of James E. Davison, Jr., a director) that worked as a director in our onshore facilities and transportation department in 2024. In the aggregate, these family members received total W-2 compensation of approximately $1.1 million.
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

Item 14. Principal Accounting Fees and Services
The following table summarizes the fees for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2023, respectively.

	2024	2023
	(in thousands)
Audit Fees(1)	$2,865	$2,730
Tax Fees(2)	1,424	—
All Other Fees(3)	2	2
Total	$4,291	$2,732

(1)Includes fees for the annual audit and quarterly reviews (including internal control evaluation and reporting), SEC registration statements, comfort letters and accounting and financial reporting consultations and research work regarding Generally Accepted Accounting Principles. Effective June 2023, we changed our registered independent public accounting firm from Ernst & Young LLP to PricewaterhouseCoopers LLP. The fees for professional services seen above are for services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2024 and 2023.
(2)Includes fees for tax return preparation, tax compliance services, K-1 processing services and tax consultations.
(3)Includes fees associated with non-audit related services and licenses for accounting research software.
Pre-Approval Policy
The services by PricewaterhouseCoopers LLP and Ernst & Young LLP in 2024 and 2023 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. This policy describes the permitted audit, audit-related, tax and other services, which we refer to collectively as the Disclosure Categories that the independent auditor may perform. The policy requires that each fiscal year, a description of the services, or the Service List, expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the audit committee for approval.
Any requests for audit, audit-related, tax and other services not contemplated on the Service List must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.
In considering the nature of the non-audit services provided by PricewaterhouseCoopers LLP in 2024 and 2023 and Ernst & Young LLP in 2023, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with PricewaterhouseCoopers LLP, Ernst & Young LLP and management of our general partner to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

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

4.14
Fifteenth Supplemental Indenture for 8.0% Senior Notes due 2027, dated as of December 17, 2020, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on December 17, 2020, File No. 001-12295).

4.15
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

4.16
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

4.17
Eighteenth Supplemental Indenture for 8.875% Senior Notes due 2030, dated as of January 25, 2023, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on January 25, 2023, File No. 001-12295).

4.18
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

4.19
Twentieth Supplemental Indenture for 8.250% Senior Notes due 2029, dated as of December 7, 2023, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 7, 2023, File No. 001-12295).

4.20
Twenty-First Supplemental Indenture for 7.875% Senior Notes due 2032, dated as of May 9, 2024, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on May 9, 2024, File No. 001-12295).

4.21
Twenty-Second Supplemental Indenture for 8.000% Senior Notes due 2033, dated as of December 19, 2024, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the Guarantors named therein and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on December 19, 2024, File No. 001-12295).

10.1
Sixth Amended and Restated Credit Agreement, dated as of February 17, 2023, among Genesis Energy, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2023, File No. 001-12295).

	10.2
Seventh Amended and Restated Credit Agreement, dated as of July 19, 2024, among Genesis Energy, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, File no. 001-12295).

*	10.3
First Amendment to Seventh Amended and Restated Credit Agreement, dated as of December 11, 2024, among Genesis Energy, L.P., as borrower, Wells Fargo Bank, National Association, as administrative agent, Bank of America, N.A., as syndication agent, and the lenders party thereto.

	10.4
Form of Indemnity Agreement, among Genesis Energy, L.P., Genesis Energy, LLC and each of the Directors of Genesis Energy, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2010, File No. 001-12295).

	10.5	+	Genesis Energy, L.P. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, File No. 001-12295).
	10.6	+
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

	10.9	+	Genesis Energy 2018 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295).
	10.10	+	Form of Award for 2018 LTIP (General) (incorporated by reference from Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)
	10.11	+	Form of Award for 2018 LTIP (Alkali) (incorporated by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)
	10.12	+	Form of Award for 2018 LTIP (Marine) (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, File No. 001-12295)
	10.13
Board Observer Agreement, dated September 1, 2017, by and among Genesis Energy, L.P., GSO Rodeo Holdings LP and Rodeo Finance Aggregator LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2017, File No. 001-12295).

*	19.1		Genesis Energy Insider Trading Policy.
*	21.1		Subsidiaries of the Registrant.
*	22.1		List of Issuers and Guarantor Subsidiaries.
*	23.1		Consent of PricewaterhouseCoopers LLP.
*	23.2		Consent of Ernst & Young LLP.
*	23.3		Consent of Stantec Consulting Services Inc.
*	31.1		Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	31.2		Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	32.1		Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2		Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	95		Mine Safety Disclosure Exhibit.
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

GENESIS ENERGY, L.P.
(A Delaware Limited Partnership)

		By:	GENESIS ENERGY, LLC,
as General Partner

Date:	March 3, 2025	By:	/s/ GRANT E. SIMS
Grant E. Sims
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE
(OF GENESIS ENERGY, LLC)*
/s/ GRANT E. SIMS Grant E. Sims	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	March 3, 2025
/s/ KRISTEN O. JESULAITIS Kristen O. Jesulaitis	Chief Financial Officer and Chief Legal Officer (Principal Financial Officer)	March 3, 2025
/s/ LOUIS V. NICOL Louis V. Nicol	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 3, 2025
/s/ CONRAD P. ALBERT Conrad P. Albert	Director	March 3, 2025
/s/ JAMES E. DAVISON James E. Davison	Director	March 3, 2025
/s/ JAMES E. DAVISON, JR. James E. Davison, Jr.	Director	March 3, 2025
/s/ SHARILYN S. GASAWAY Sharilyn S. Gasaway	Director	March 3, 2025
/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	March 3, 2025
/s/ JACK T. TAYLOR Jack T. Taylor	Director	March 3, 2025

*	Genesis Energy, LLC is our general partner.

Item 8. Financial Statements and Supplementary Data
GENESIS ENERGY, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Genesis Energy, LLC and Unitholders of Genesis Energy, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of partners’ capital and of cash flows for the years then ended, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Partnership’s consolidated financial statements and on the Partnership’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill Impairment Assessment – Refinery Services Reporting Unit
As described in Notes 2 and 10 to the consolidated financial statements, the Partnership’s goodwill balance was $302.0 million as of December 31, 2024, all of which relates to the refinery services reporting unit. Goodwill represents the excess of purchase price over fair value of net assets acquired. Goodwill is evaluated annually at October 1, and more frequently if indicators of impairment are present. If a quantitative assessment is performed, and the fair value of the reporting unit is less than its carrying value including associated goodwill
1

amounts, the goodwill of that reporting unit is considered to be impaired. As disclosed by management, they performed a quantitative assessment as of October 1, 2024 for the refinery services reporting unit, and no impairment was recorded. The fair value of the reporting unit was determined using the income approach and is predicated on the assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins, (ii) an exit multiple for cash flows beyond the discrete forecast period, and (iii) an appropriate discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the refinery services reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the refinery services reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the exit multiple and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the refinery services reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the refinery services reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of the underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the exit multiple and discount rate. Evaluating management’s assumptions related to the exit multiple involved evaluating whether the assumption used by management was reasonable considering (i) the consistency with external market and industry data and (ii) whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.
Estimation of Variable Consideration – Long-Term Contracts in the Offshore Pipeline Transportation Segment
As described in Note 3 to the consolidated financial statements, the Partnership has recognized current contract liabilities of $41.6 million (included in accrued liabilities) and non-current contract liabilities of $82.2 million (included in other long-term liabilities), as of December 31, 2024. As disclosed by management, the Partnership’s offshore pipeline transportation segment has certain long-term contracts with customers that include variable consideration that must be estimated at contract inception and re-assessed at each reporting period. Total consideration for these arrangements is recognized as revenue over the applicable contract period and is based on the Partnership’s measure of satisfaction of its corresponding performance obligation. The estimated performance obligation over the life of a contract includes significant judgments by management including volume and forecasted production information, future price indexing, the Partnership’s ability to transport volumes produced by its customers, and the contract period. The Partnership also constrains the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. Differences between the amounts billed to customers and the revenue recognized on a contract results in the recognition of a contract asset or liability.
The principal considerations for our determination that performing procedures relating to the estimation of variable consideration related to long-term contracts in the offshore pipeline transportation segment is a critical audit matter are (i) the significant judgment by management when developing the estimates of variable consideration, which includes the assumption for volumes and forecasted production information and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s estimates of variable consideration for these contracts.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including the control over the estimates of variable consideration. These procedures also included, among others (i) testing management’s process for developing the estimates of variable consideration; (ii) evaluating the appropriateness of the methodology used by management; (iii) testing the completeness and accuracy of underlying data used in calculating the estimate; and (iv) evaluating, on a sample basis, the reasonableness of the significant assumption used by management related to volumes and forecasted production information specific to each contract. Evaluating management’s assumption related to volumes and forecasted production information involved evaluating whether the assumption used by management was reasonable considering (i) management's historical forecasting accuracy; (ii) evidence to support the volumes and forecasted production information; and (iii) the timely identification of circumstances which may require a modification to the previous estimate.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 3, 2025
We have served as the Partnership’s auditor since 2023.

2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Genesis Energy, LLC and Unitholders of Genesis Energy, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of operations, comprehensive income, partners’ capital and cash flows of Genesis Energy, L.P. (the Partnership) for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

/s/ / Ernst & Young LLP
We served as the Partnership’s auditor from 2017 to 2023.
Houston, Texas
February 24, 2023

3

GENESIS ENERGY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	December 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,748	$9,234
Restricted cash	18,804	18,804
Accounts receivable—trade, net	740,584	759,547
Inventories	110,739	135,231
Other	30,858	41,234
Total current assets	911,733	964,050
FIXED ASSETS, at cost	6,874,455	6,500,897
Less: Accumulated depreciation	(2,206,947)	(1,972,596)
Net fixed assets	4,667,508	4,528,301
MINERALS LEASEHOLDS, net of accumulated depletion	535,551	540,520
EQUITY INVESTEES	240,368	263,829
INTANGIBLE ASSETS, net of amortization	97,285	141,537
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	228,186	240,341
OTHER ASSETS, net of amortization	55,102	38,241
TOTAL ASSETS	$7,037,692	$7,018,778
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable—trade	$491,070	$588,924
Accrued liabilities	367,685	378,523
Total current liabilities	858,755	967,447
SENIOR SECURED CREDIT FACILITY	291,000	298,300
SENIOR UNSECURED NOTES, net of debt issuance costs, discount and premium	3,436,860	3,062,955
ALKALI SENIOR SECURED NOTES, net of debt issuance costs and discount	379,293	391,592
DEFERRED TAX LIABILITIES	17,801	17,510
OTHER LONG-TERM LIABILITIES	538,200	570,197
Total liabilities	5,521,909	5,308,001

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 23,111,918 issued and outstanding at December 31, 2024 and 2023, respectively	813,589	813,589

COMMITMENTS AND CONTINGENCIES (Note 22)

PARTNERS’ CAPITAL:
Common unitholders, 122,464,318 units issued and outstanding at December 31, 2024 and 2023, respectively	279,891	519,698
Accumulated other comprehensive income	9,486	8,040
Noncontrolling interests	412,817	369,450
Total partners’ capital	702,194	897,188
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$7,037,692	$7,018,778
The accompanying notes are an integral part of these Consolidated Financial Statements.
4

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
REVENUES:
Offshore pipeline transportation	$404,919	$382,154	$319,045
Soda and sulfur services	1,540,723	1,734,248	1,248,085
Marine transportation	321,616	327,464	293,295
Onshore facilities and transportation	698,958	733,130	928,532
Total revenues	2,966,216	3,176,996	2,788,957
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	117,207	96,025	99,881
Soda and sulfur services operating costs	1,352,044	1,479,425	926,743
Marine transportation operating costs	196,602	218,403	228,300
Onshore facilities and transportation product costs	599,925	637,179	828,152
Onshore facilities and transportation operating costs	71,749	70,576	68,066
General and administrative	59,432	65,779	66,598
Depreciation, depletion and amortization	313,158	280,189	296,205
Impairment expense	43,003	—	—
Gain on sale of assets	—	—	(40,000)
Total costs and expenses	2,753,120	2,847,576	2,473,945
OPERATING INCOME	213,096	329,420	315,012
Equity in earnings of equity investees	58,291	66,198	54,206
Interest expense, net	(287,235)	(244,663)	(226,156)
Other expense, net	(15,367)	(4,627)	(10,758)
Income (loss) from operations before income taxes	(31,215)	146,328	132,304
Income tax benefit (expense)	(1,792)	19	(3,169)
NET INCOME (LOSS)	(33,007)	146,347	129,135
Net income attributable to noncontrolling interests	(30,940)	(28,627)	(23,235)
Net income attributable to redeemable noncontrolling interests	—	—	(30,443)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(63,947)	$117,720	$75,457
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(87,576)	(90,725)	(80,052)
NET INCOME (LOSS) AVAILABLE TO COMMON UNITHOLDERS	$(151,523)	$26,995	$(4,595)

Basic and Diluted Net Income (Loss) Per Common Unit	$(1.24)	$0.22	$(0.04)

Basic and Diluted Weighted Average Outstanding Common Units	122,464	122,535	122,579
`
The accompanying notes are an integral part of these Consolidated Financial Statements.
5

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(33,007)	$146,347	$129,135
Other comprehensive income:
Decrease in benefit plan liability	1,446	1,926	11,721
Total Comprehensive income (loss)	(31,561)	148,273	140,856
Comprehensive income attributable to noncontrolling interests	(30,940)	(28,627)	(23,235)
Comprehensive income attributable to redeemable noncontrolling interests	—	—	(30,443)
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$(62,501)	$119,646	$87,178

The accompanying notes are an integral part of these Consolidated Financial Statements.

6

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
(In thousands)

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Partners’ capital, December 31, 2021	122,579	$641,313	$294,746	$(5,607)	$930,452
Net income	—	75,457	23,235	—	98,692
Cash distributions to partners	—	(73,548)	—	—	(73,548)
Adjustment to valuation of noncontrolling interest in subsidiary	—	(1,209)	1,209	—	—
Cash distributions to noncontrolling interests	—	—	(31,867)	—	(31,867)
Cash contributions from noncontrolling interests	—	—	22,839	—	22,839
Other comprehensive income	—	—	—	11,721	11,721
Distributions attributable to Class A Convertible Preferred unitholders	—	(74,736)	—	—	(74,736)
Partners' capital, December 31, 2022	122,579	567,277	310,162	6,114	883,553
Repurchase of Class A Common Units	(115)	(1,044)	—	—	(1,044)
Net income	—	117,720	28,627	—	146,347
Cash distributions to partners	—	(73,530)	—	—	(73,530)
Cash distributions to noncontrolling interests	—	—	(44,579)	—	(44,579)
Cash contributions from noncontrolling interests	—	—	75,240	—	75,240
Other comprehensive income	—	—	—	1,926	1,926
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(90,725)	—	—	(90,725)
Partners' capital, December 31, 2023	122,464	519,698	369,450	8,040	897,188
Net income (loss)	—	(63,947)	30,940	—	(33,007)
Cash distributions to partners	—	(75,317)	—	—	(75,317)
Cash distributions to noncontrolling interests	—	—	(36,585)	—	(36,585)
Cash contributions from noncontrolling interests	—	—	36,045	—	36,045
Noncash contribution to noncontrolling interests	—	(12,967)	12,967	—	—
Other comprehensive income	—	—	—	1,446	1,446
Distributions attributable to Class A Convertible Preferred unitholders	—	(87,576)	—	—	(87,576)
Partners’ Capital, December 31, 2024	122,464	$279,891	$412,817	$9,486	$702,194
The accompanying notes are an integral part of these Consolidated Financial Statements.

7

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(33,007)	$146,347	$129,135
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation, depletion and amortization	313,158	280,189	296,205
Gain on sale of assets	—	—	(40,000)
Impairment expense	43,003	—	—
Amortization and write-off of debt issuance costs, premium and discount	14,639	12,889	9,271
Equity in earnings of investments in equity investees	(58,291)	(66,198)	(54,206)
Cash distributions of earnings of equity investees	58,291	64,972	55,571
Non-cash effect of long-term incentive compensation plans	5,234	25,379	17,810
Deferred and other tax liabilities	291	(624)	2,355
Cancellation of debt income	—	—	(8,618)
Unrealized losses (gains) on derivative transactions	(7,837)	36,635	(5,823)
Other, net	25,389	17,363	20,513
Net changes in components of operating assets and liabilities (See Note 16)	31,064	4,174	(87,818)
Net cash provided by operating activities	391,934	521,126	334,395
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(587,145)	(620,019)	(424,195)
Cash distributions received from equity investees—return of investment	23,461	26,050	19,646
Investments in equity investees	(285)	(4,489)	(10,301)
Proceeds from asset sales	11,805	478	40,331
Other, net	—	4,332	—
Net cash used in investing activities	(552,164)	(593,648)	(374,519)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	1,407,500	1,183,566	971,500
Repayments on senior secured credit facility	(1,414,800)	(1,090,666)	(815,100)
Proceeds from issuance of senior unsecured notes (Note 11)	1,300,000	1,093,766	—
Repayment of senior unsecured notes (Note 11)	(926,903)	(875,969)	(72,241)
Proceeds from issuance of Alkali senior secured notes (Note 11)	—	—	408,000
Repayment of Alkali senior secured notes (Note 11)	(11,618)	—	—
Redemption of redeemable NCI preferred units (Note 12)	—	—	(288,629)
Debt issuance costs	(27,858)	(24,765)	(6,019)
Redemption of Class A Convertible Preferred Units (Note 12)	—	(75,000)	—
Contributions from noncontrolling interests	36,045	75,240	22,839
Distributions to noncontrolling interests	(36,585)	(44,579)	(31,867)
Distributions to Class A Convertible Preferred unitholders (Note 12)	(87,576)	(93,930)	(74,736)
Distributions to common unitholders (Note 12)	(75,317)	(73,530)	(73,548)
Repurchase of Class A Common Units (Note 12)	—	(1,044)	—
Other, net	(1,144)	904	1,500
Net cash provided by financing activities	161,744	73,993	41,699
Net increase in cash and cash equivalents and restricted cash	1,514	1,471	1,575
Cash and cash equivalents and restricted cash at beginning of period	28,038	26,567	24,992
Cash and cash equivalents and restricted cash at end of period	$29,552	$28,038	$26,567
The accompanying notes are an integral part of these Consolidated Financial Statements.
8

GENESIS ENERGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
We are a growth-oriented master limited partnership founded in Delaware in 1996 focused on the midstream segment of the crude oil and natural gas industry as well as the production of natural soda ash prior to February 28, 2025. Our operations are primarily located in the Gulf of America, Wyoming and in the Gulf Coast region of the United States. We provide an integrated suite of services to crude oil and natural gas producers, refiners and industrial and commercial enterprises. We have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, our trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling business based in Wyoming (our “Alkali Business” which we sold on February 28, 2025), refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities, barges and other vessels and trucks. We are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
We manage our businesses through the following four divisions that constitute our reportable segments:
•Offshore pipeline transportation, including the transportation and processing of crude oil and natural gas in the Gulf of America;
•Soda and sulfur services involving trona and trona-based exploring, mining, processing, soda ash production, marketing, logistics and selling activities, as well as the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced “nash”);
•Marine transportation to provide waterborne transportation of petroleum products (primarily fuel oil, asphalt and other heavy refined products) and crude oil throughout North America; and
•Onshore facilities and transportation, including terminaling, blending, storing, marketing, and transporting crude oil and petroleum products.
2. Summary of Significant Accounting Policies
Basis of Consolidation and Presentation
The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2024 and 2023 and our results of operations, statements of comprehensive income (loss), changes in partners’ capital and cash flows for the years ended December 31, 2024, 2023 and 2022. All intercompany balances and transactions have been eliminated. The accompanying Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries.
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
Noncontrolling interests
Noncontrolling interests represent any third party or affiliate interest in non-wholly owned entities that we consolidate. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our Consolidated Balance Sheets amounts shown as noncontrolling interests in partners’ capital. See Note 12 for additional discussion regarding our noncontrolling interests.
9

Use of Estimates
The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We based these estimates and assumptions on historical experience and other information that we believed to be reasonable under the circumstances. Significant estimates that we make include: (1) liability and contingency accruals, including the estimates of future asset retirement obligations, (2) estimated fair value of assets and liabilities acquired and identification of associated goodwill and intangible assets, (3) estimates of future net cash flows from assets for purposes of determining whether impairment of our long-lived assets, intangible assets and goodwill has occurred, (4) estimates of variable consideration for revenue recognition, (5) estimated fair value of derivative instruments, and (6) estimated useful lives of our fixed and intangible assets (including the reserve life of our mineral leaseholds) for the use in calculating depreciation, depletion, and amortization of long-lived assets and intangible assets. While we believe these estimates are reasonable, actual results could differ from these estimates. Changes in facts and circumstances may result in revised estimates.
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
Accounts Receivable - trade, net
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
Fixed Assets and Mineral Leaseholds
Property and equipment are carried at cost. Depreciation of property and equipment is provided using the straight-line method over the respective estimated useful lives of the assets. Asset lives are primarily estimated to be 5 to 40 years for pipelines and related assets, 20 to 30 years for marine vessels, 3 to 30 years for machinery and equipment, 3 to 7 years for transportation equipment, and 3 to 25 years for buildings and improvements, office equipment, furniture and fixtures and other equipment.
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
10

Deferred Charges on Marine Transportation Assets
Our marine vessels are required by US Coast Guard regulations to be re-certified after a certain period of time, usually every five years.  The US Coast Guard states that vessels must meet specified “seaworthiness” standards to maintain required operating certificates. To meet such standards, vessels must undergo regular inspection, monitoring, and maintenance, referred to as “dry-docking.” Typical dry-docking costs include costs incurred to comply with regulatory and vessel classification inspection requirements, blasting and steel coating, and steel replacement. We defer and amortize these costs to marine transportation operating costs over the length of time that the certification is expected to last.
Asset Retirement Obligations
Some of our assets have contractual or regulatory obligations to perform dismantlement and removal activities, and in some instances remediation, when the assets are abandoned. In general, our asset retirement obligations (“AROs”) relate to future costs associated with the disconnecting or removing of our crude oil and natural gas pipelines and platforms, barge decommissioning, removal of equipment and facilities from leased acreage and land restoration. The estimated fair value of an asset retirement obligation is recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. An ongoing expense is recognized for changes in fair value of the liability as a result of the passage of time, which is recorded as accretion expense and included within operating costs in the Consolidated Statements of Operations. See Note 8 for additional information.
Lease Accounting
    We enter into operating lease contracts for the right to use certain transportation equipment, facilities and equipment, and office space. For contracts that contain a lease and extend for a period greater than 12 months, we recognize a right of use asset and a corresponding lease liability on our Consolidated Balance Sheets. The present value of each lease is based on the future minimum lease payments in accordance with ASC 842 and is determined by discounting these payments using an incremental borrowing rate. From time to time, we enter into agreements in which we are lessors of our property or equipment. For operating leases, revenue is recognized upon the satisfaction of the respective performance obligation. Refer to Note 5 for additional information.
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
We test intangible assets periodically to determine if impairment has occurred. An impairment loss is recognized for intangibles if the carrying amount of an intangible asset is not recoverable and its carrying amount exceeds its fair value. Refer to Note 10 for additional information.
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
Equity-Based Compensation
The phantom units issued under our 2010 Long-Term Incentive Plan result in the payment of cash to our employees or directors of our general partner upon exercise or vesting of the related award. The fair value of our phantom units is equal to the market price of our common units. Our phantom units outstanding at December 31, 2024 and 2023 include only service-based awards issued to our directors. See Note 17 for more information.
Revenue Recognition
We recognize revenue across our operating segments upon the satisfaction of their respective performance obligations. Refer to Note 3 for additional details on what constitutes a performance obligation in each of our businesses.
Cost of Sales and Operating Expenses
Offshore pipeline transportation operating costs consist primarily of power costs to operate pumping and platform equipment, personnel costs to operate the pipelines and platforms, insurance costs and costs associated with maintaining the integrity of our pipelines.
Soda and sulfur services operating costs consist primarily of the costs to operate our trona extraction and soda ash processing facilities and NaHS processing plants located at various refineries, cost associated with caustic soda used in the process of processing the refiner’s sour gas, and costs to transport and market the soda ash, other alkali products, NaHS and caustic soda.
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
12

Derivative Instruments and Hedging Activities
We use derivative instruments to hedge exposure to commodity price and fuel and freight price risk. Derivative transactions, which can include exchange-traded futures, option contracts, and commodity price swap contracts, are recorded in the Consolidated Balance Sheets as assets and liabilities based on the derivative’s fair value. Changes in the fair value of derivative contracts are recognized currently in earnings unless specific hedge accounting criteria are met. We must formally designate the derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting. Accordingly, changes in the fair value of derivatives are included in earnings in the current period for (i) derivatives accounted for as fair value hedges; (ii) derivatives that do not qualify for hedge accounting and (iii) the portion of cash flow hedges that is not highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of cash flow hedges are deferred in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings when the underlying position affects earnings. As of December 31, 2024, we did not have any cash flow hedges.
In addition, we determined that a certain feature within our Class A Convertible Preferred Units represented an embedded derivative, which was required to be bifurcated and recorded at fair value, with changes in fair value in respective periods recorded in our Consolidated Statements of Operations. As of September 29, 2022, the feature was no longer required to be bifurcated and valued.
Gains and losses included in earnings associated with derivative transactions are presented as a component of cash flows from operating activities in the Consolidated Statements of Cash Flows. See Note 19 for further information on these items.
Fair Value of Current Assets and Current Liabilities
The carrying amount of other current assets and other current liabilities approximates their fair value due to their short-term nature.
Pension benefits
We sponsor a defined benefit plan for union-only employees of our Alkali Business. The defined benefit plan is accounted for using actuarial valuations as required by GAAP. We recognize the funded status of the defined pension plan on the Consolidated Balance Sheets and recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost within other comprehensive income (loss).
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
Recent Accounting Pronouncements
We have adopted guidance under ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhanced the disclosures required for operating segments. We have applied the disclosures required under ASU 2023-07 retrospectively to all periods presented. Refer to Note 14 for details.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures,” (“ASU 2024-03”), which requires additional disclosures of the specific types of expenses included in the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively, with the option for retrospective application. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures.
All other new accounting pronouncements that have been issued, but not yet effective, are currently being evaluated and, at this time, are not expected to have a material impact on our financial position or results of operations.

13

3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflects the disaggregation of our revenues by major category for the years ended December 31, 2024, 2023 and 2022, respectively:

	Year Ended December 31, 2024
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$404,919	$—	$321,616	$66,635	$793,170
Product Sales	—	1,461,359	—	632,323	2,093,682
Sulfur Services	—	79,364	—	—	79,364
	$404,919	$1,540,723	$321,616	$698,958	$2,966,216

	Year Ended December 31, 2023
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$382,154	$—	$327,464	$54,783	$764,401
Product Sales	—	1,639,195	—	678,347	2,317,542
Sulfur Services	—	95,053	—	—	95,053
	$382,154	$1,734,248	$327,464	$733,130	$3,176,996

	Year Ended December 31, 2022
	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Consolidated
Fee-based revenues	$319,045	$—	$293,295	$68,625	$680,965
Product Sales	—	1,152,450	—	859,907	2,012,357
Sulfur Services	—	95,635	—	—	95,635
	$319,045	$1,248,085	$293,295	$928,532	$2,788,957
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
14

In addition to these offshore pipeline transportation revenue streams, we also have certain customer contracts in which the transportation fee has a tiered pricing structure based on cumulative milestones of throughput on the related pipeline asset and contract, or on a specified date. The performance obligation for these contracts is to transport, gather or process commodity volumes for the customer based on firm (stand ready) service or from monthly nominations made by our customers, which can also be on an interruptible basis. While our transportation rate changes when milestones are achieved for certain cumulative throughput, our performance obligation does not change throughout the life of the contract. Therefore, revenue is recognized on an average rate basis throughout the life of the contract. We have estimated the total consideration to be received under the contract beginning at the contract inception date based on the estimated volumes (including certain minimum volumes we are required to stand ready for), price indexing, estimated production or contracted volumes, and the contract period. We have constrained the estimates of variable consideration such that it is probable that a significant reversal of previously-recognized revenue will not occur throughout the life of the contract. These estimates are re-assessed at each reporting period as required. Billings to our customers are reflected at the contract rate. Differences between the amounts we bill our customers and the revenue recognized on any one contract results in the recognition of a contract asset or liability. In circumstances where the estimated average contract rate is less than the billed current price tier in the contract, we will recognize a contract liability or unwind an existing contract asset. In circumstances where the estimated average contract rate is higher than the billed current price tier in the contract, we will recognize a contract asset or unwind an existing contract liability.
Marine Transportation
Our marine transportation business consists of revenues from the inland and offshore marine transportation of heavy refined petroleum products, asphalt and crude oil, using our barges or vessels. This revenue is recognized over the passage of time of individual trips as determined on an individual contract basis. Revenue from these contracts is typically based on a set day-rate or a set fee per cargo movement. The cost of fuel and certain other operational costs may be directly reimbursed by the customer, if stipulated in the contract.
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
When net gains occur, we have crude oil inventory. When net losses occur, we reduce any recorded inventory on hand and record a liability for the purchase of additional crude oil required to replace the lost volumes. Under ASC 606, we record excess oil as non-cash consideration in the transaction price on a net basis. The net oil recorded is valued at the lower of cost or
15

net realizable value using the market price of crude oil during the month the product was transported. The crude oil in inventory can then be sold at current prevailing market prices, resulting in additional revenue if the sales price exceeds the inventory value when control transfers to the customer.
Product Sales
Soda and Sulfur Services
Product sales in our soda and sulfur services segment primarily involve the sale of soda ash, NaHS, caustic soda and other alkali products. As it relates to revenue recognition, these sales transactions contain a single performance obligation: the delivery of the product to the customer at the agreed upon point of sale. For some transactions, control of product transfers to the customer at the shipping point, but we are still obligated to arrange for shipment of the product as directed by the customer. Rather than treating these shipping activities as separate performance obligations, our policy is to account for them as fulfillment costs in accordance with ASC 606.
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
For certain sales of soda ash, we offer volume incentive credits, or rebates, to customers based on the quantity purchased within a period of time as determined by the contract. The volume incentive credit is not earned by the customer until the minimum quantity of soda ash is purchased. Our policy is to reduce the transaction price allocated to these performance obligations so that our revenue is presented net of the volume incentive credits we expect to be realized.
Onshore Facilities and Transportation
Product sales in our onshore facilities and transportation segment primarily involve the sale of crude oil and petroleum products. These contracts contain a single performance obligation: the delivery of the product to the customer at a specified location. These contracts are settled on a monthly basis for term contracts, or on a spot basis. Invoicing and related payment terms are in accordance with industry standard or contract specification based on final pricing.
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
Sulfur Services
Our sulfur services business primarily provides sulfur removal services to refiners’ high sulfur (or “sour”) gas streams that the refineries have generated from crude oil processing operations. Our process applies our proprietary technology, which uses caustic soda to act as a scrubbing agent at a prescribed temperature and pressure, to remove sulfur. The technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products, and simultaneously produces NaHS. Units of NaHS are produced ratably as a gas stream is processed. We obtain control and ownership of the NaHS immediately upon production, which constitutes the sole consideration that we receive for our sulfur removal services. We then market the NaHS we receive to third parties as part of our product sales, as described above. As part of some of our arrangements, we pay a refinery access fee (“RSA fee”) for any benefits received by virtue of our plant’s proximity to the customer’s refinery. Our RSA fee is recorded as a reduction of revenue.
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
16

Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at December 31, 2024 and December 31, 2023:

	Contract Assets	Contract Liabilities
	Other Assets	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2023	$859	$11,460	$112,734
Balance at December 31, 2024	5,174	41,618	82,164
For the years ended December 31, 2024, 2023, and 2022, $14.6 million, $2.6 million, and $2.6 million, respectively, that was classified as a contract liability at the beginning of each period was recognized as revenue. During 2024, we recognized $3.4 million of revenue associated with a change in estimate to the measure of progress on the satisfaction of our performance obligation related to a contract within our offshore pipeline transportation segment.
Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of December 31, 2024. However, ASC 606 provides the following practical expedients and exemptions that we utilized:
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
    The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Facilities and Transportation
2025	$152,623	$29,540
2026	119,675	29,931
2027	75,069	14,763
2028	42,184	10,000
2029	30,398	2,500
Thereafter	83,887	—
Total	$503,836	$86,734

17

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
We have and will continue to supply levels of our soda ash produced in the Green River Basin to ANSAC to utilize their logistical and marketing capabilities as an export vehicle for our Alkali Business. We determined that ANSAC met the definition of a business and have accounted for our acquisition of ANSAC as a business combination. We have reflected the financial results of ANSAC within our soda and sulfur services segment from the date of acquisition, January 1, 2023. The purchase price has been allocated to the assets acquired and the liabilities assumed based on their respective fair values. There was no consideration transferred as a result of becoming the sole member of ANSAC.
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
Inventories principally relate to finished goods (soda ash) that have been supplied by current or former members of ANSAC. “Fixed assets, at cost” relate to leasehold improvements and “Intangible assets, net of amortization” relate to the assets supporting our logistical and marketing footprint, and both have an estimated useful life of ten years, which is consistent with the term of our primary lease facilitating our logistics operations. Right of use assets, net and our corresponding lease liabilities, which are recorded within “Accrued liabilities” and “Other long-term liabilities,” are associated with our right to use certain assets to store and load finished goods, the vessels we utilize to ship finished goods to distributors and end users, as well as office space.
Our Consolidated Statement of Operations includes the results of ANSAC since January 1, 2023. The following table presents selected financial information included in our Consolidated Statement of Operations for the period presented:

Year Ending December 31, 2023
Revenues	$394,948
Income from operations before income taxes	8,161
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

5. Lease Accounting
Lessee Arrangements
We lease a variety of transportation equipment (primarily railcars and vessels), terminals, land and facilities, and office space and equipment. Lease terms vary and can range from short-term (not greater than 12 months) to long-term (greater than 12 months). A majority of our leases contain options to extend the life of the lease at our sole discretion. We considered these options when determining the lease terms used to derive our right of use asset and associated lease liability. Leases with a term of 12 months or less are not recorded on our Consolidated Balance Sheets and we recognize lease expense for these leases on a straight-line basis over the lease term.
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
19

Our lease portfolio consists of operating leases within three major categories: Transportation Equipment, Office Space and Equipment, and Facilities and Equipment. These values are recorded within “Right of use assets, net” on the Consolidated Balance Sheets. Current and non-current lease liabilities are recorded within “Accrued liabilities” and “Other long-term liabilities”, respectively, on the Consolidated Balance Sheets. Refer to the table below for our lease balances as of December 31, 2024 and December 31, 2023.

Leases	Classification	Financial Statement Caption	December 31, 2024	December 31, 2023
Assets
	Transportation Equipment	Right of use assets, net	$105,181	$115,689
	Office Space & Equipment	Right of use assets, net	8,925	9,014
	Facilities and Equipment	Right of use assets, net	114,080	115,638
Total Right of use assets, net			$228,186	$240,341

Liabilities
Current		Accrued liabilities	27,558	29,869
Non-Current		Other long-term liabilities	204,932	214,946
Total Lease Liability			$232,490	$244,815
Our “Right of use assets, net” balance includes our unamortized initial direct costs associated with certain of our transportation equipment and facilities and equipment leases. Additionally, it includes our unamortized prepaid rents, our deferred rents, and our previously classified intangible asset associated with a favorable lease.
We recorded total operating lease expense of $32.9 million, $41.4 million, and $13.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. The total operating lease expense is net of the variable railcar mileage credits we receive in our Alkali Business of $25.1 million, $22.5 million and $22.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. Total lease operating expense for the years ended December 31, 2024 and 2023 include amounts related to leases associated with ANSAC (see further discussion regarding the consolidation of ANSAC in Note 4). The total operating cost includes the amounts associated with our existing lease liabilities, along with both short term lease and variable lease costs incurred during the period which are not significant to the operating lease cost individually, or in the aggregate.
The following table presents the maturities of our operating lease liabilities as of December 31, 2024 on an undiscounted cash flow basis reconciled to the present value recorded on our Consolidated Balance Sheet:

Maturity of Lease Liabilities	Transportation Equipment	Office Space and Equipment	Facilities and Equipment	Operating Leases
2025	$26,677	$3,205	$16,325	$46,207
2026	19,524	2,895	16,377	38,796
2027	15,788	2,603	16,435	34,826
2028	12,246	2,165	16,495	30,906
2029	10,214	2,029	16,509	28,752
Thereafter	84,470	7,764	141,568	233,802
Total Lease Payments	168,919	20,661	223,709	413,289
Less: Interest	(69,513)	(5,054)	(106,232)	(180,799)
Present value of operating lease liabilities	$99,406	$15,607	$117,477	$232,490

The following table presents the weighted average remaining terms and discount rates related to our right of use assets:

Lease Term and Discount Rate	December 31, 2024	December 31, 2023
Weighted-average remaining lease term	13.09 years	13.18 years
Weighted-average discount rate	8.42%	8.35%

20

The following table provides information regarding the cash paid and right of use assets obtained related to our operating leases:

	Year Ended December 31,
Cash Flows Information	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$52,326	$58,979	$28,576
Leased assets obtained in exchange for new operating lease liabilities	18,622	150,917	9,443
For the years ended December 31, 2024 and 2023, cash paid for amounts included in the measurement of lease liabilities and leased assets obtained in exchange for new operating lease liabilities includes those amounts related to leases associated with our January 1, 2023 consolidation of ANSAC. See further discussion regarding the consolidation of ANSAC in Note 4.
Lessor Arrangements
We have certain contracts discussed below in which we act as a lessor.
Operating Leases
During the years ended December 31, 2024, 2023, and 2022, we acted as a lessor in our revenue contracts associated with our 330,00 barrel-capacity ocean going tanker, the M/T American Phoenix, included in our marine transportation segment. Our lease revenues for this arrangement were $28.2 million, $23.6 million and $16.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The M/T American Phoenix is under contract through mid-2027. For 2025, 2026, and through the expiration of the contract in 2027, we expect to receive undiscounted cash flows from fixed lease payments of $29.6 million, $30.7 million, and $15.2 million respectively. Our agreements generally contain clauses that may limit the use of the asset or require certain actions be taken by the lessee to maintain the asset for future performance.
6. Receivables
    Accounts receivable – trade, net consisted of the following:

	December 31,
	2024	2023
Accounts receivable - trade	$741,740	$762,116
Allowance for credit losses	(1,156)	(2,569)
Accounts receivable - trade, net	$740,584	$759,547
The following table presents the activity of our allowance for credit losses for the periods indicated:

	December 31,
	2024	2023	2022
Balance at beginning of period	$2,569	$2,852	$4,825
Charges to (recoveries of) costs and expenses, net	(503)	1,666	172
Amounts written off	(910)	(1,949)	(2,145)
Balance at end of period	$1,156	$2,569	$2,852
21

7. Inventories
The major components of inventories were as follows:

	December 31,
	2024	2023
Crude oil	$20,381	$22,320
Caustic soda	7,298	9,150
NaHS	10,902	17,605
Raw materials - Alkali Business	7,264	8,355
Work-in-process - Alkali Business	4,733	11,404
Finished goods, net - Alkali Business	39,512	48,706
Materials and supplies, net - Alkali Business	20,649	17,691
Total	$110,739	$135,231
Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories were below cost by $0.4 million and $0.2 million as of December 31, 2024 and December 31, 2023, which triggered a reduction of the value of inventory in our Consolidated Financial Statements by this amount.
Materials and supplies include chemicals, maintenance supplies, and spare parts which will be consumed in the mining of trona ore and production of soda ash processes.
22

8. Fixed Assets, Mineral Leaseholds and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2024	2023
Crude oil and natural gas pipelines and related assets	$3,367,908	$2,945,215
Alkali facilities, machinery, and equipment	1,246,786	1,147,291
Onshore facilities, machinery, and equipment	293,436	271,271
Transportation equipment	32,662	24,913
Marine vessels	1,062,720	1,021,080
Land, buildings and improvements	307,713	293,733
Office equipment, furniture and fixtures	26,230	25,029
Construction in progress(1)	510,335	731,197
Other	26,665	41,168
Fixed assets, at cost	6,874,455	6,500,897
Less: Accumulated depreciation	(2,206,947)	(1,972,596)
Net fixed assets	$4,667,508	$4,528,301
(1)Construction in progress primarily relates to our ongoing offshore growth capital projects, which are expected to be completed in the first half of 2025.
Mineral Leaseholds
Our Mineral Leaseholds, relating to our Alkali Business, consist of the following:

	December 31, 2024	December 31, 2023
Mineral leaseholds	$566,019	$566,019
Less: Accumulated depletion	(30,468)	(25,499)
Mineral leaseholds, net	$535,551	$540,520
Depreciation expense was $295.7 million, $263.5 million and $281.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. Depletion expense was $5.0 million, $4.6 million, and $3.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Asset Sales and Divestitures
On April 29, 2022, we entered into an agreement to sell the Independence Hub platform to a producer group in the Gulf of America for gross proceeds of $40.0 million, of which $8.0 million, or 20%, was attributable and paid to our noncontrolling interest holder. For the year ended December 31, 2022, we recorded a gain of $40.0 million recorded in “Gain on sale of asset” on the Consolidated Statement of Operations, of which $8.0 million, or 20%, is included in “Net income attributable to noncontrolling interests” on the Consolidated Statement of Operations, as the platform asset sold had no book value at the time of the sale.
Asset Retirement Obligations
We record AROs in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
23

    A reconciliation of our liability for asset retirement obligations is as follows:

December 31, 2021	$220,906
Accretion expense	13,092
Revisions in timing and estimated costs of AROs	11,216
Settlements	(16,641)
December 31, 2022	$228,573
Accretion expense	12,040
Revisions in timing and estimated costs of AROs	3,185
Settlements	(90)
December 31, 2023	$243,708
Accretion expense	11,107
Settlements	(406)
December 31, 2024	$254,409
At December 31, 2024 and December 31, 2023, $25.8 million and $26.1 million are included as current in “Accrued liabilities” on our Consolidated Balance Sheets, respectively. The remainder of the ARO liability at each period is included in “Other long-term liabilities” on our Consolidated Balance Sheets. Revisions in timing and estimated costs during 2023 and 2022 are primarily attributable to the accelerated timing and updated costs associated with the abandonment of certain of our non-core offshore assets in the Gulf of America. Such revisions take into account several factors, including changes to legal or regulatory requirements, changes in our estimated useful lives of the associated asset, and the timing and method of abandonment. As there are significant judgements involved in deriving our estimates, actual costs, including the scope of work once it is approved by the relative regulatory agency or contracted party, may differ from our estimates.
9. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting (see Note 2 for a description of these investments). The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. At December 31, 2024 and 2023, the unamortized differences in carrying value totaled $277.1 million and $291.4 million, respectively. We amortize the differences in carrying value as a change in equity earnings.
    The following table presents information included in our Consolidated Financial Statements related to our equity investees:

	Year Ended December 31,
	2024	2023	2022
Genesis’ share of operating earnings	$72,554	$80,461	$68,469
Amortization of differences attributable to Genesis’ carrying value of equity investments	(14,263)	(14,263)	(14,263)
Net equity in earnings	$58,291	$66,198	$54,206
Distributions earned(1)	$81,752	$90,833	$75,406
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

24

10. Intangible Assets, Goodwill and Other Assets
Intangible Assets
The following table reflects the components of intangible assets being amortized at December 31, 2024 and 2023:

		December 31, 2024			December 31, 2023
	Weighted Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Offshore pipeline contract intangible	19	$158,101	$78,357	$79,744	$158,101	$70,036	$88,065
Other	9	37,630	20,089	17,541	70,974	17,502	53,472
Total		$195,731	$98,446	$97,285	$229,075	$87,538	$141,537

The offshore pipeline contract intangible relates to customer contracts surrounding certain transportation agreements with producers in the Lucius production area in Southeast Keathley Canyon, which support our SEKCO pipeline.
We record amortization of our intangible assets based on the period over which the asset is expected to contribute to our future cash flows. All of our current intangible assets are being amortized on a straight-line basis. Amortization expense on intangible assets was $11.9 million, $11.6 million and $10.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.
In the fourth quarter of 2024, we terminated an on-going project related to the integration of certain of our enterprise resource planning systems and we impaired the costs incurred to date. As a result, we recognized an impairment charge of $43.0 million for the year ended December 31, 2024 included within “Impairment expense” on the Consolidated Statement of Operations.
The following table reflects our estimated amortization expense for each of the five subsequent fiscal years:

	2025	2026	2027	2028	2029
Offshore pipeline contract intangibles	$8,321	$8,321	$8,321	$8,321	$8,321
Other	3,435	3,006	2,427	1,801	1,769
Total	$11,756	$11,327	$10,748	$10,122	$10,090
Goodwill
The carrying amount of goodwill in our soda and sulfur services segment was $302.0 million at December 31, 2024 and December 31, 2023. We have not recognized any impairment losses related to goodwill for any of the periods presented.
Other Assets
Other assets consisted of the following:

	December 31,
	2024	2023
Deferred marine charges, net (1)	$28,492	$19,651
Unamortized debt issuance costs on senior secured credit facility (Note 11)	7,890	5,676
Other deferred charges, net(2)	18,720	12,914
Other assets, net of amortization	$55,102	$38,241
(1)    See discussion of deferred charges on marine transportation assets in the Summary of Accounting Policies (Note 2).
(2)    Includes $5.2 million of contract assets in accordance with ASC 606 (refer to Note 3).

25

11. Debt
At December 31, 2024 and 2023, our obligations under debt arrangements consisted of the following:

	December 31, 2024			December 31, 2023
	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value
Senior secured credit facility(1)	$291,000	$—	$291,000	$298,300	$—	$298,300
6.250% senior unsecured notes due 2026	—	—	—	339,310	1,746	337,564
8.000% senior unsecured notes due 2027	406,245	933	405,312	981,245	3,549	977,696
7.750% senior unsecured notes due 2028	679,360	4,622	674,738	679,360	6,121	673,239
8.250% senior unsecured notes due 2029	600,000	13,993	586,007	600,000	17,202	582,798
8.875% senior unsecured notes due 2030	500,000	7,015	492,985	500,000	8,342	491,658
7.875% senior unsecured notes due 2032	700,000	11,476	688,524	—	—	—
8.000% senior unsecured notes due 2033	600,000	10,706	589,294	—	—	—
5.875% Alkali senior secured notes due 2042(2)	413,382	20,992	392,390	425,000	21,791	403,209
Total long-term debt	$4,189,987	$69,737	$4,120,250	$3,823,215	$58,751	$3,764,464
(1)    Unamortized debt issuance costs associated with our senior secured credit facility (included in “Other Assets, net of amortization” on the Consolidated Balance Sheets) were $7.9 million and $5.7 million as of December 31, 2024 and 2023, respectively.
(2) As of December 31, 2024 and 2023, $13.1 million and $11.6 million, respectively, of the principal balance is considered current and included within “Accrued liabilities” on the Consolidated Balance Sheets.
Senior Secured Credit Facility
On July 19, 2024, we entered into the Seventh Amended and Restated Credit Agreement to replace our Sixth Amended and Restated Credit Agreement (the “old credit agreement”), which provides for a $900 million senior secured revolving credit facility and matures on September 1, 2028, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, unless: (i) if more than $150 million of our 8.000% senior unsecured notes due January 15, 2027 (the “2027 Notes”) remain outstanding as of October 16, 2026, the credit agreement matures on such date; and (ii) if more than $150 million of our 7.750% senior unsecured notes due February 1, 2028 (the “2028 Notes”) remain outstanding as of November 2, 2027, the credit agreement matures on such date.
On December 11, 2024, we entered into the First Amendment to the Seventh Amended and Restated Credit Agreement (as amended, the “credit agreement”), which resulted in several changes to the credit agreement terms and covenants, as discussed under “Covenants and Compliance” further below.
As of December 31, 2024, the key terms for rates under our senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•The interest rate on borrowings may be based on an alternate base rate or Term Secured Overnight Financing Rate (“SOFR”), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our credit agreement) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. The Adjusted Term SOFR is equal to the sum of (a) the Term SOFR rate (as defined in our credit agreement) for such period plus (b) the Term SOFR Adjustment of 0.1% plus (c) the applicable margin. The applicable margin varies from 2.25% to 3.50% on Term SOFR borrowings and from 1.25% to 2.50% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At December 31, 2024, the applicable margins on our borrowings were 2.25% for alternate base rate borrowings and 3.25% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fees range from 2.25% to 3.50% based on our leverage ratio as computed under the credit agreement. The rate can fluctuate quarterly. At December 31, 2024, our letter of credit rate was 3.25%.
•We pay a commitment fee on the unused portion of the senior secured credit facility. The commitment fee on the unused committed amount will range from 0.30% to 0.50% per annum depending on our leverage ratio. At December 31, 2024, our commitment fee rate on the unused committed amount was 0.50%.
26

•We have the ability to increase the aggregate size of the senior secured credit facility by an additional $150 million subject to lender consent and certain other customary conditions.
At December 31, 2024, we had $291.0 million borrowed under our senior secured credit facility, with $12.2 million of the borrowed amount designated as a loan under the inventory sublimit of $200 million. Our credit agreement allows up to $50.0 million of the capacity to be used for letters of credit, of which $4.5 million was outstanding at December 31, 2024. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of our credit agreement. The total amount available for borrowings under our senior secured credit facility at December 31, 2024 was $604.5 million, subject to compliance with our covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Alkali Senior Secured Notes Issuance and Related Transactions
On May 17, 2022, Genesis Energy, L.P., through its newly created wholly-owned unrestricted subsidiary, GA ORRI, LLC (“GA ORRI”), issued $425 million principal amount of our 5.875% senior secured notes due 2042 (the “Alkali senior secured notes”) to certain institutional investors (the “Notes Offering”), secured by GA ORRI’s fifty-year 10% limited term overriding royalty interest in substantially all of the Alkali Business’ trona mineral leases (the “ORRI Interests”). Interest payments are due on the last day of each quarter. The agreement governing the Alkali senior secured notes also requires principal repayments on the last day of each quarter commencing with the first quarter of 2024. Principal repayments totaling $13.1 million, $14.2 million, $14.6 million, $15.7 million, and $16.9 million are due in 2025, 2026, 2027, 2028 and 2029 respectively, with the remaining quarterly principal repayments due thereafter through March 31, 2042. We are required to maintain a certain level of cash in a liquidity reserve account (owned by GA ORRI) to be held as collateral for future interest and principal payments as calculated and described in the agreement governing the Alkali senior secured notes. As of December 31, 2024 and 2023 our liquidity reserve account had a balance of $18.8 million, which is classified as “Restricted cash” on the Consolidated Balance Sheets. The issuance generated net proceeds of $408 million, net of the issuance discount of $17 million. We used a portion of the net proceeds from the issuance to fully redeem the outstanding Alkali Holdings preferred units (as defined and further discussed in Note 12) and utilized the remainder to repay a portion of the outstanding borrowings under our senior secured credit facility as well as fund our liquidity reserve account.
Senior Unsecured Notes
On December 11, 2017, we issued $450 million in aggregate principal amount of 6.25% senior unsecured notes due May 15, 2026 (the “2026 Notes”). On June 5, 2024, the then remaining outstanding principal of $339.3 million was redeemed using the proceeds from the issuance of our $700 million senior unsecured notes due in 2032 (the “2032 Notes” as defined and further discussed below).
On January 16, 2020, we issued $750 million in aggregate principal amount of our 7.75% senior unsecured notes due February 1, 2028 (the “2028 Notes”). Interest payments are due February 1 and August 1 of each year. That issuance generated net proceeds of approximately $737 million, net of issuance costs incurred. We used approximately $555 million of the net proceeds to redeem a portion of our 6.75% senior unsecured notes due August 1, 2022 (including principal, accrued interest and tender premium) that were validly tendered, and the remaining net proceeds were used to repay a portion of the borrowings outstanding under our senior secured credit facility at that time.
On December 17, 2020, we issued $750 million in aggregate principal amount of our 8.00% senior unsecured notes due January 15, 2027 (the “2027 Notes”). Interest payments are due January 15 and July 15 of each year. That issuance generated net proceeds of approximately $737 million, net of issuance costs incurred. We used approximately $317 million of the net proceeds to repay the portion of the 6.00% senior unsecured notes due May 15, 2023 (including principal, accrued interest and tender premium) that were validly tendered, and the remaining proceeds were used to repay a portion of the borrowings outstanding under our senior secured credit facility at that time.
On April 22, 2021, we completed our offering of an additional $250 million in aggregate principal amount of the 2027 Notes. The additional $250 million of notes have identical terms as (other than with respect to the issue price) and constitute part of the same series of the 2027 Notes. The $250 million of the 2027 Notes were issued at a premium of 103.75% plus accrued interest from December 17, 2020. We used the net proceeds from the offering for general partnership purposes, including repaying a portion of the borrowings outstanding under our senior secured credit facility at that time.
On December 20, 2024, $575 million of our 2027 Notes were validly tendered and repaid upon the issuance of our $600 million senior unsecured notes due in 2033 (the “2033 Notes” as defined and further discussed below).
27

On January 25, 2023, we issued $500 million in aggregate principal amount of 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”). Interest payments are due April 15 and October 15 of each year. The issuance generated proceeds of approximately $491 million, net of issuance costs incurred. The net proceeds were used to purchase approximately $316 million of our existing 5.625% senior unsecured notes due June 15, 2024 (the “2024 Notes”), and pay the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended January 24, 2023, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our senior secured credit facility and for general partnership purposes. On January 26, 2023, we issued a notice of redemption for the remaining principal of approximately $25 million of our 2024 Notes, and discharged the indebtedness with respect to the 2024 Notes on February 14, 2023 by depositing the redemption amount with the trustee of the 2024 Notes for redemption of the 2024 Notes on February 25, 2023, all in accordance with the terms and conditions of the indenture governing the 2024 Notes.
On December 7, 2023, we issued $600 million in aggregate principal amount of our 8.25% senior unsecured notes due January 15, 2029 (the “2029 Notes). Interest payments are due January 15 and July 15 of each year. The issuance of our 2029 Notes generated net proceeds of approximately $583 million, net of the discount of $6.2 million and issuance costs incurred. The net proceeds were used to purchase approximately $514 million of approximately $535 million then outstanding on our 2025 Notes and pay the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended December 6, 2023. On December 8, 2023 we issued a notice of redemption for the remaining principal of approximately $21 million of our 2025 Notes, and discharged the indenture governing the 2025 Notes as to all 2025 Notes issued thereunder on December 28, 2023 by depositing the redemption amount in trust with the trustee of the 2025 Notes for redemption of the 2025 Notes, all in accordance with the terms and conditions of the indenture governing the 2025 Notes.
On May 9, 2024, we issued $700 million in aggregate principal amount of 7.875% senior unsecured notes due May 15, 2032 (the “2032 Notes”). Interest payments are due May 15 and November 15 of each year. The issuance of our 2032 Notes generated net proceeds of approximately $688 million, net of issuance costs incurred. The net proceeds were used to redeem all of our existing 6.25% senior unsecured notes due May 15, 2026 (the “2026 Notes”), $339.3 million in principal amount of which were outstanding, and pay the related accrued interest. The remaining proceeds were used to repay a portion of the borrowings outstanding under our senior secured credit facility at that time and for general partnership purposes. We incurred a loss of $1.4 million associated with the write-off of the related unamortized debt issuance costs on our 2026 Notes, which is recorded as “Other expense, net” in our Consolidated Statement of Operations for the year ended December 31, 2024.
On December 19, 2024, we issued $600 million in aggregate principal amount of 8.000% senior unsecured notes due May 15, 2033 (the “2033 Notes”). Interest payments are due May 15 and November 15 of each year with the initial interest payment due on May 15, 2025. The issuance of our 2033 Notes generated net proceeds of approximately $589 million, net of issuance costs incurred. We used the net proceeds to purchase $575.0 million in principal of our 2027 Notes and pay the accrued interest, tender premium and fees on the notes that were validly tendered. We incurred a loss of $14.0 million associated with the tender fee and the write-off of the related unamortized debt issuance costs and premium on our 2027 Notes, which is recorded as “Other expense, net” in our Consolidated Statement of Operations for the year ended December 31, 2024.
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

	2027 Notes	2028 Notes	2029 Notes	2030 Notes	2032 Notes	2033 Notes
Redemption right beginning on	January 15, 2024	February 1, 2023	January 15, 2026	April 15, 2026	May 15, 2027	May 15, 2028
Redemption of up to 35% of the principal amount of notes with the proceeds of an equity offering permitted prior to	N/A	N/A	January 15, 2026	April 15, 2026	May 15, 2027	May 15, 2028
.
During the year ended December 31, 2022, we repurchased $80.9 million of our senior unsecured notes on the open market and recorded cancellation of debt income of $8.6 million. This is recorded within “Other expense, net” in our Consolidated Statement of Operations.
28

Guarantees of our 2027, 2028, 2029, 2030, 2032 and 2033 Notes will be released under certain circumstances, including (i) in connection with any sale or other disposition of (a) all or substantially all of the properties or assets of a guarantor (including by way of merger or consolidation) or (b) all of the capital stock of such guarantor, in each case, to a person that is not a restricted subsidiary of the partnership (ii) if the partnership designates any restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) upon legal defeasance, covenant defeasance or satisfaction and discharge of the applicable indenture, (iv) upon the liquidation or dissolution of such guarantor, or (v) at such time as such guarantor ceases to guarantee any other indebtedness of either of the issuers and any other guarantor.
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
Covenants and Compliance
Our credit agreement contains customary covenants (affirmative, negative and financial) that could limit the manner in which we may conduct our business. As defined in our credit agreement, we are required to meet three primary financial metrics—a maximum consolidated leverage ratio, a maximum consolidated senior secured leverage ratio and a minimum consolidated interest coverage ratio. Our credit agreement provides for the temporary inclusion of certain pro forma adjustments to the calculations of the required ratios following material transactions. In general, our consolidated leverage ratio calculation compares our consolidated funded debt (including outstanding notes we have issued) to our Adjusted Consolidated EBITDA (as defined and adjusted in accordance with the credit agreement). Our consolidated senior secured leverage ratio calculation compares our consolidated senior secured funded debt (including outstanding borrowings on the senior secured credit facility) to our Adjusted Consolidated EBITDA (as defined and adjusted in accordance with the credit agreement), and our minimum consolidated interest coverage ratio compares our Adjusted Consolidated EBITDA (as defined and adjusted in accordance with the credit agreement) to our Consolidated interest expense (as defined and adjusted in accordance with the credit agreement). As of December 31, 2024, under our credit agreement:
•the permitted maximum consolidated leverage ratio is 5.75x through September 30, 2025 and 5.50x thereafter and for the remainder of the term;
•the permitted maximum consolidated senior secured leverage ratio is 2.50x for the remainder of the term; and
•the permitted minimum consolidated interest coverage ratio is 2.00x through December 31, 2025, 2.25x for the fiscal quarters ending March 31, 2026 through December 31, 2026, and 2.50x thereafter and for the remaining term.
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
A default under our credit agreement or indentures would permit the lenders thereunder to accelerate the maturity of the outstanding debt. As long as we are in compliance with our credit agreement, our ability to make distributions of “available cash” (as defined and discussed below) is not restricted. As of December 31, 2024, we were in compliance with the financial covenants contained in our credit agreement and indentures.
29

12. Partners’ Capital, Mezzanine Equity and Distributions
At December 31, 2024, our outstanding equity consisted of 122,424,321 Class A Common Units and 39,997 Class B Common Units. The Class A Common Units are traditional common units in us. The Class B Common Units have the voting and distribution rights equivalent to those of the Class A Common Units, however, the Class B Common Units have the right to elect all of our board of directors and are convertible into Class A Common Units under certain circumstances, subject to certain exceptions. At December 31, 2024, we had 23,111,918 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
In an effort to return capital to our investors, we announced a common equity repurchase program (the “Repurchase Program”) on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program will be reviewed no later than December 31, 2026 and may be suspended or discontinued at any time prior thereto. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be canceled. During 2023, we repurchased and canceled a total of 114,900 Class A Common Units at an average price of approximately $9.09 per unit for a total purchase price of $1.0 million, including commissions, which is reflected as a reduction to the carrying value of our “Partners’ Capital - Common unitholders” on our Consolidated Balance Sheet. During 2024, we did not repurchase any Class A Common Units.
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
30

We paid the following cash distributions to common unitholders:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2022
1st Quarter	May 13, 2022	$0.1500	$18,387
2nd Quarter	August 12, 2022	$0.1500	$18,387
3rd Quarter	November 14, 2022	$0.1500	$18,387
4th Quarter	February 14, 2023	$0.1500	$18,387
2023
1st Quarter	May 15, 2023	$0.1500	$18,387
2nd Quarter	August 14, 2023	$0.1500	$18,387
3rd Quarter	November 14, 2023	$0.1500	$18,370
4th Quarter	February 14, 2024	$0.1500	$18,370
2024
1st Quarter	May 15, 2024	$0.1500	$18,370
2nd Quarter	August 14, 2024	$0.1500	$18,370
3rd Quarter	November 14, 2024	$0.1650	$20,207
4th Quarter	February 14, 2025	$0.1650	$20,207

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
31

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
Upon issuance and up until September 29, 2022 (the “election date”), each of our Class A Convertible Preferred Units accumulated quarterly distribution amounts in arrears at an annual rate of 8.75% (or $2.9496), yielding a quarterly rate of 2.1875% (or $0.7374). On the election date, the Rate Reset Election was elected by the holders of the Class A Convertible Preferred Units which reset the quarterly distribution rate to 11.24% (the sum of the three-month LIBOR of 3.74% plus 750 basis points), yielding a quarterly distribution of $0.9473 per preferred unit beginning with the fourth quarter of 2022.
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
32

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
As of December 31, 2024, we will not be required to further adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would become redeemable. Once redemption becomes probable, we would adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date the feature first becomes probable and the date the units can first be redeemed.

We paid the following cash distributions to our Class A Convertible Preferred unitholders:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2022
1st Quarter	May 13, 2022	$0.7374	$18,684
2nd Quarter	August 12, 2022	$0.7374	$18,684
3rd Quarter	November 14, 2022	$0.7374	$18,684
4th Quarter	February 14, 2023	$0.9473	$24,002
2023
1st Quarter	May 15, 2023	$0.9473	$24,002
2nd Quarter	August 14, 2023	$0.9473	$23,314
3rd Quarter	November 14, 2023	$0.9473	$22,612
4th Quarter	February 14, 2024	$0.9473	$21,894
2024
1st Quarter	May 15, 2024	$0.9473	$21,894
2nd Quarter	August 14, 2024	$0.9473	$21,894
3rd Quarter	November 14, 2024	$0.9473	$21,894
4th Quarter	February 14, 2025	$0.9473	$21,894
On April 3, 2023, July 3, 2023, and October 3, 2023 we entered into purchase agreements with the Class A Convertible Preferred unitholders whereby we redeemed a total of 2,224,860 Class A Convertible Preferred Units (the “Redeemed Units”) at an average purchase price of $33.71 per unit. The Redeemed Units had a carrying value of $35.20 per unit resulting in returns attributable to the Class A Convertible Preferred Units of $3.2 million for the year ended December 31, 2023. There were 23,111,918 Class A Convertible Preferred Units outstanding as of December 31, 2024 and 2023.
Net income (loss) attributable to Genesis Energy, L.P. is adjusted for distributions and returns attributable to the Class A Convertible Preferred Units that accumulate in the period. Net income (loss) attributable to Genesis Energy, L.P. for the years ended December 31, 2024 and 2022 was reduced by $87.6 million and $80.1 million, respectively, due to Class A Convertible Preferred Unit distributions that accumulated during the period. For the year ended December 31, 2023, Net income attributable to Genesis Energy, L.P. was reduced by $90.7 million due to Class A Convertible Preferred Unit distributions of $93.9 million that accumulated during the period, offset partially by returns of $3.2 million discussed above.
Redeemable Noncontrolling Interests
On September 23, 2019, we, through a subsidiary, Genesis Alkali Holdings Company, LLC (“Alkali Holdings”), the entity that holds our Alkali Business, entered into an amended and restated Limited Liability Company Agreement of Alkali Holdings (the “LLC Agreement”) and a Securities Purchase Agreement (the “Securities Purchase Agreement”) whereby certain investment fund entities affiliated with Blackstone Alternative Credit Advisors LP, formerly known as “GSO Capital Partners
33

LP” (collectively, “BXC”) purchased $55.0 million of preferred units (or 55,000 preferred units) and committed to purchase, during a three-year commitment period, up to a total of $350.0 million of preferred units (or 350,000 preferred units) in Alkali Holdings (the “Alkali Holdings preferred units”). Alkali Holdings utilized the net proceeds from the preferred units to fund a portion of the anticipated cost of the Granger Optimization Project.
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
We also own an 80% membership interest in Independence Hub, LLC. On April 29, 2022, we entered into an agreement to sell the Independence Hub platform to a producer group in the Gulf of America for gross proceeds of $40.0 million, of which $8.0 million, or 20%, was attributable and paid to our noncontrolling interest holder. For the year ended December 31, 2022, we recorded a gain of $40.0 million recorded in “Gain on sale of asset” on the Consolidated Statement of Operations, of which $8.0 million, or 20%, is attributable to our noncontrolling interest holder, as the platform asset sold had no book value at the time of the sale.
For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our Consolidated Balance Sheets amounts shown as noncontrolling interests in partners’ capital.
34

13. Net Income (Loss) Per Common Unit
Basic net income (loss) per common unit is computed by dividing Net Income (Loss) Attributable to Genesis Energy, L.P., after considering income attributable to our Class A preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of the Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income (loss) per common unit calculation for the period being presented. Distributions declared in the period and undeclared distributions that accumulated during the period are added back to the numerator for purposes of the if-converted calculation. For the years ended December 31, 2024, 2023, and 2022, the effect of the assumed conversion of our Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table reconciles Net income (loss) and weighted average units used in computing basic and diluted Net income (loss) per common unit (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss) attributable to Genesis Energy L.P.	$(63,947)	$117,720	$75,457
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(87,576)	(90,725)	(80,052)
Net income (loss) available to common unitholders	$(151,523)	$26,995	$(4,595)

Weighted average outstanding units	122,464	122,535	122,579

Basic and diluted net income (loss) per common unit	$(1.24)	$0.22	$(0.04)

14. Business Segment Information
We currently manage our businesses through four reportable segments. Our reportable segments are primarily organized around the different products and services we provide to our customers and include the following: (i) offshore pipeline transportation; (ii) soda and sulfur services; (iii) marine transportation; and (iv) onshore facilities and transportation.
Our offshore pipeline transportation segment consists of our offshore transportation of crude oil and natural gas in the Gulf of America, which focuses on provided a suite of services to integrated and large independent energy companies.
Our soda and sulfur services segment is composed of our Alkali Business and our sulfur services business which have similarities in the nature of products sold, production processes and the types and class of customers we sell our products to. Our Alkali Business is comprised of our trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling activities. Our sulfur services business performs the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur and selling the related by-product, NaHS.
Our marine transportation segment provides waterborne transportation of petroleum products (primarily fuel oil, asphalt and other heavy refined products) and crude oil throughout North America primarily to customers such as refiners and large energy companies.
Our onshore facilities and transportation segment provides services through a combination of purchasing, transporting, storing, blending and marketing crude oil and petroleum products primarily to crude oil refiners and producers.
Substantially all of our revenues are derived from, and substantially all of our assets are located in, the United States.
Our chief operating decision maker (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, and, where relevant, capital investment.
35

Segment Margin is viewed by our chief operating decision maker as the primary measure that is most aligned with the measurement principles most consistent with those used in calculating the corresponding amounts in our Consolidated Financial Statements. We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash gains and charges, such as depreciation, depletion, amortization and accretion), segment general and administrative expenses, all of which are net of the effects of our noncontrolling interests, plus our equity in distributable cash generated by our equity investees and unrestricted subsidiaries. In addition, our Segment Margin definition excludes the non-cash effects of our long-term incentive compensation plan.
Segment information for each year presented below is as follows:

Year Ended December 31, 2024	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Total
Revenues:
External customers	$404,919	$1,549,060	$321,616	$690,621	$2,966,216
Intersegment(1)	—	(8,337)	—	8,337	—
Total revenues of reportable segments(2)	$404,919	$1,540,723	$321,616	$698,958	$2,966,216
Segment Operating Expenses	(117,207)	(1,352,044)	(196,602)	(71,749)	(1,737,602)
Segment Product Costs	—	—	—	(599,925)	(599,925)
Other Segment Items(3)	45,074	(5,193)	(11)	4,484	44,354
Segment Margin(4)	$332,786	$183,486	$125,003	$31,768	$673,043

Year Ended December 31, 2023	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Total
Revenues:
External customers	$377,842	$1,743,327	$327,464	$728,363	$3,176,996
Intersegment(1)	4,312	(9,079)	—	4,767	—
Total revenues of reportable segments(2)	$382,154	$1,734,248	$327,464	$733,130	$3,176,996
Segment Operating Expenses	(96,025)	(1,479,425)	(218,403)	(70,576)	(1,864,429)
Segment Product Costs	—	—	—	(637,179)	(637,179)
Other Segment Items(3)	120,543	27,191	1,362	2,578	151,674
Segment Margin(4)	$406,672	$282,014	$110,423	$27,953	$827,062

Year Ended December 31, 2022	Offshore Pipeline Transportation	Soda and Sulfur Services	Marine Transportation	Onshore Facilities and Transportation	Total
Revenues:
External customers	$319,045	$1,258,236	$292,925	$918,751	$2,788,957
Intersegment(1)	—	(10,151)	370	9,781	—
Total revenues of reportable segments(2)	$319,045	$1,248,085	$293,295	$928,532	$2,788,957
Segment Operating Expenses	(99,881)	(926,743)	(228,300)	(68,066)	(1,322,990)
Segment Product Costs	—	—	—	(828,152)	(828,152)
Other Segment Items(3)	144,209	(14,624)	1,214	1,441	132,240
Segment Margin(4)	$363,373	$306,718	$66,209	$33,755	$770,055
(1)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
(2)Total revenues of reportable segments in the table above agrees to “Total revenues” as seen in our Consolidated Statements of Operations for each respective year. See Note 3 for more detailed information on the revenues reported by major category of products and services by reportable segment.
36

(3)Other Segment Items primarily includes adjustments related to the difference in timing of cash receipts for certain contractual agreements (applicable to our offshore pipeline transportation and onshore facilities and transportation segments), segment general and administrative expenses less the non-cash effects of our LTIP plan (applicable to all reportable segments), net effects of our noncontrolling interests (applicable to our offshore pipeline transportation segment), adjustments to include distributable cash generated by our equity investees (applicable to our offshore pipeline transportation and onshore facilities and transportation segments), unrealized gains and losses from the valuation of our commodity derivative transactions (excluding fair value hedges) (applicable to our soda and sulfur services and onshore facilities and transportation segment), plus distributions from unrestricted subsidiaries not included in income (applicable to our offshore pipeline transportation segment).
(4)A reconciliation of Net income (loss) from operations before income taxes to total Segment Margin to for each year is presented below.
Total assets by reportable segment were as follows:

	December 31, 2024	December 31, 2023
Offshore pipeline transportation	$2,748,296	$2,580,032
Soda and sulfur services	2,597,039	2,705,350
Marine transportation	641,082	645,020
Onshore facilities and transportation	1,013,468	1,019,113
Total reportable segment assets	$6,999,885	$6,949,515
Other assets	37,807	69,263
Total consolidated assets	$7,037,692	$7,018,778
Total growth and maintenance capital expenditures for fixed and intangible assets (including enhancements to existing facilities and construction of growth projects as well as contributions to equity investees) by reportable segment were as follows:

	December 31, 2024	December 31, 2023
Offshore pipeline transportation(1)	$255,640	$410,237
Soda and sulfur services	95,343	219,393
Marine transportation	91,752	42,681
Onshore facilities and transportation	16,283	19,018
Total reportable segment	$459,018	$691,329
Other	12,044	12,173
Total consolidated capital expenditures	$471,062	$703,502
(1)Capital expenditures in our offshore pipeline transportation segment for 2024 and 2023 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder.
37

Reconciliation of Net income (loss) from operations before income taxes to total Segment Margin:

	Year Ended December 31,
	2024	2023	2022
Income (loss) from operations before income taxes	$(31,215)	$146,328	$132,304
Net income attributable to noncontrolling interests	(30,940)	(28,627)	(23,235)
Net income attributable to redeemable noncontrolling interests	—	—	(30,443)
Corporate general and administrative expenses	57,929	73,876	71,820
Depreciation, depletion, amortization and accretion	324,249	291,731	307,519
Interest expense	287,235	244,663	226,156
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	23,461	24,635	21,199
Other non-cash items(2)	(15,445)	13,488	(8,315)
Distributions from unrestricted subsidiaries not included in income(3)	—	—	32,000
Cancellation of debt income (Note 11)	—	—	(8,618)
Loss on extinguishment of debt (Note 11)	15,367	4,627	794
Differences in timing of cash receipts for certain contractual arrangements(4)	(601)	56,341	51,102
Gain on sale of asset, net to our ownership interest (Note 8)	—	—	(32,000)
Change in provision for leased items no longer in use	—	—	(671)
Redeemable noncontrolling interest redemption value adjustments(5)	—	—	30,443
Impairment expense (Note 10)	43,003	—	—
Total Segment Margin	$673,043	$827,062	$770,055
(1)Includes distributions attributable to the period and received during or promptly following such period.
(2)2024 includes unrealized gains of $7.8 million from the valuation of our commodity derivative transactions (excluding fair value hedges). 2023 includes unrealized losses of $36.7 million from the valuation of our commodity derivative transactions (excluding fair value hedges). 2022 includes unrealized gains of $24.4 million from the valuation of our commodity derivative transactions (excluding fair value hedges) and unrealized losses of $18.6 million from the valuation of the embedded derivative associated with our Class A Convertible Preferred Units.
(3)2022 includes $32.0 million in cash receipts associated with the sale of the Independence Hub platform by our 80% owned unrestricted subsidiary (as defined under our credit agreement), Independence Hub, LLC.
(4)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(5)2022 includes PIK distributions and accretion on the redemption feature of our Alkali Holdings preferred units, and valuation adjustments to the redemption feature as the associated Alkali Holdings preferred units were redeemed during the year ended December 31, 2022. Refer to Note 12 for additional information.

38

15. Transactions with Related Parties
Transactions with ANSAC prior to January 1, 2023 were considered transactions with a related party. As discussed in Note 4, on January 1, 2023, ANSAC became a wholly owned subsidiary of Genesis, and as such, the activity related to ANSAC is not included for the year ended December 31, 2024 and 2023 in the table below.
Transactions with related parties were as follows:

	Year Ended December 31,
	2024	2023	2022
Revenues:
Revenues from services and fees to Poseidon Oil Pipeline Company, LLC(1)	$19,795	$18,713	$14,606
Revenues from product sales to ANSAC	—	—	418,232

Expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$660	$660	$660
Charges for products purchased from Poseidon Oil Pipeline Company, LLC(1)	1,136	9,124	1,057
Charges for services from ANSAC	—	—	9,891
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
Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the years ended December 31, 2024, 2023 and 2022 include $10.3 million, $10.0 million and $9.7 million, respectively, of fees we earned through the provision of services under that agreement. At December 31, 2024, and 2023, Poseidon Oil Pipeline Company, LLC owed us $1.9 million for services rendered.

16. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities:

	Year Ended December 31,
	2024	2023	2022
(Increase) decrease in:
Accounts receivable	$17,511	$159,426	$(261,849)
Inventories	38,824	(37,566)	2,087
Deferred charges	(14,742)	48,835	41,634
Other current assets	21,109	(2,110)	(6,971)
Increase (decrease) in:
Accounts payable	434	(135,289)	152,138
Accrued liabilities	(32,072)	(29,122)	(14,857)
Net changes in components of operating assets and liabilities	$31,064	$4,174	$(87,818)
Payments of interest and commitment fees were $318.6 million, $276.2 million and $236.9 million during the years ended December 31, 2024, 2023 and 2022, respectively. We capitalized interest of $47.2 million, $43.2 million and $18.1 million during the years ended December 31, 2024, 2023 and 2022, respectively.
During the years ended December 31, 2024, 2023 and 2022, we paid income taxes of $1.4 million, $0.9 million and $1.0 million, respectively.
39

At December 31, 2024, 2023 and 2022, we had incurred liabilities for fixed and intangible asset additions totaling $56.3 million, $172.7 million and $93.5 million, respectively, which had not been paid at the end of the year. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows. The decrease in this amount for the year ended December 31, 2024 compared to the previous two years is principally due to the completion of our Granger Optimization Project.
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
During 2024, we granted 66,462 phantom units with tandem DERs at a weighted average grant fair value of $12.79 per unit. During 2023, we granted 74,106 phantom units with tandem DERs at a weighted average grant date fair value of $10.26 per unit. During 2022, we granted 70,068 phantom units with tandem DERs at a weighted average grant date fair value of $9.92 per unit. The phantom units granted for 2024, 2023, and 2022 were made only to directors. Awards to management and other key employees during these periods were made under the 2018 LTIP plan and were not equity-based awards.
A summary of our phantom unit activity for our service-based awards to our directors is set forth below:

	Service-Based Awards
	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)
Unvested at December 31, 2021	208,518	$10.67	$2,225
Granted	70,068	9.92	695
Settled	(58,454)	16.17	(945)
Unvested at December 31, 2022	220,132	8.97	1,975
Granted	74,106	10.26	760
Settled	(177,640)	7.46	(1,325)
Unvested at December 31, 2023	116,598	12.09	1,410
Granted	66,462	12.79	850
Settled	(116,598)	12.15	(1,417)
Unvested at December 31, 2024	66,462	$12.69	$843
We recorded compensation expense of $0.8 million, $1.2 million, and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, included in “General and administrative expenses” on the Consolidated Statements of Operations. Our liability for these awards totaled $0.7 million and $1.4 million at December 31, 2024 and 2023, respectively, and is included within “Accrued liabilities” on the Consolidated Balance Sheets.
40

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
During 2022 our largest customer was ANSAC, which accounted for 15% of total consolidated revenues. No single customer exceeded 10% of total consolidated revenues during 2024 or 2023. As discussed in Note 4, on January 1, 2023, ANSAC became a wholly owned subsidiary of Genesis. Prior to January 1, 2023, a large portion of our soda ash production was sold to ANSAC and a disproportionate amount of our trade receivables and sales in our soda and sulfur services segment were related to ANSAC.
19. Derivatives
Crude Oil and Petroleum Products Hedges
We have exposure to commodity price changes related to our petroleum inventory and purchase commitments. We utilize derivative instruments (exchange-traded futures, options, basis differentials and swap contracts) to hedge our exposure to crude oil, fuel oil and other petroleum products. Our decision as to whether to designate derivative instruments as fair value hedges for accounting purposes relates to our expectations of the length of time we expect to have the commodity price exposure and our expectations as to whether the derivative contract will qualify as highly effective under accounting guidance in limiting our exposure to commodity price risk. We recognize any changes in the fair value of our derivative contracts as increases or decreases in “Onshore facilities and transportation product costs” in the Consolidated Statements of Operations. The recognition of changes in fair value of the derivative contracts not designated as hedges for accounting purposes can occur in reporting periods that do not coincide with the recognition of gain or loss on the actual transaction being hedged. Therefore, we will, on occasion, report gains or losses in one period that will be partially offset by gains or losses in a future period when the hedged transaction is completed.
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
Natural Gas Hedges
Our Alkali Business relies on natural gas to generate heat and electricity for operations. We use exchange-traded or over-the-counter futures, swaps and options to manage our exposure to fluctuations in natural gas prices. The swap contracts are used to fix the basis differential between NYMEX Henry Hub and NWP Rockies posted prices. We do not designate these contracts as hedges for accounting purposes. We recognize any changes in fair value of natural gas derivative contracts as increases or decreases within “Soda and sulfur services operating costs” in the Consolidated Statements of Operations.
41

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
Preferred Distribution Rate Reset Election
A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. For a period of 30 days following (i) September 1, 2022 and (ii) each subsequent anniversary thereof, the holders of our Class A Convertible Preferred Units may make a Rate Reset Election to a cash amount per preferred unit equal to the amount that would be payable per quarter if a preferred unit accrued interest on the Issue Price at an annualized rate equal to three-month LIBOR plus 750 basis points; provided, however, that such reset rate shall be equal to 10.75% if (i) such alternative rate is higher than the LIBOR-based rate and (ii) the then market price for our common units is then less than 110% of the Issue Price. The Rate Reset Election of our Class A Convertible Preferred Units represents an embedded derivative that must be bifurcated from the related host contract and recorded at fair value on our Consolidated Balance Sheets. Corresponding changes in fair value are recognized in “Other expense, net” in our Consolidated Statement of Operations for the year ended December 31, 2022.
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

Balance Sheet Netting and Broker Margin Accounts
Our accounting policy is to offset over-the-counter derivative assets and liabilities executed with the same counterparty based on the contract settlement month. We also offset fair value amounts recorded for our exchange-traded derivative contracts against required margin funding in “Current Assets - Other” in our Consolidated Balance Sheets. Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange. Margin requirements are intended to mitigate a party’s exposure to market volatility and counterparty credit risk. On a daily basis, our account equity (consisting of the sum of our cash margin balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.
As of December 31, 2024, we had a net broker receivable of approximately $4.4 million (consisting of initial margin of $4.6 million decreased by $0.2 million of variation margin).  As of December 31, 2023, we had a net broker receivable of approximately $10.9 million (consisting of initial margin of $5.7 million increased by $5.2 million of variation margin).  At December 31, 2024 and December 31, 2023, none of our outstanding derivative contracts contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
42

At December 31, 2024, we had the following outstanding derivative contracts that were entered into to economically hedge inventory, fixed price purchase commitments or forecasted purchases.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	244	—
Weighted average contract price per Bbl	$69.23	$—
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	18	44
Weighted average contract price per Bbl	$70.33	$69.75
Natural gas swaps:
Contract volumes (10,000 MMBtu)	—	1,162
Weighted average price differential per MMBtu	$—	$0.45
Natural gas futures:
Contract volumes (10,000 MMBtu)	147	918
Weighted average contract price per MMBtu	$3.2	$3.31
Crude oil basis differentials:
Contract volumes (1,000 Bbls)	165	75
Weighted average contract price per Bbl	$(1.34)	$(0.99)
Natural gas options:
Contract volumes (10,000 MMBtu)	63	33
Weighted average premium received/paid	$0.17	$0.03
Bunker fuel futures:
Contract volumes (metric tons "MT")	—	69,500
Weighted average price per MT	$—	$516.62
Bunker fuel swaps:
Contract volumes (metric tons "MT")	—	8,500
Weighted average price per MT	$—	$553.14
DOE diesel options:
Contract volumes (1,000 Gal)	—	1,800
Weighted average premium received/paid	$—	$0.17
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
43

The following table summarizes the accounting treatment and classification of our derivative instruments on our Consolidated Financial Statements.

Derivative Instrument	Hedged Risk	Impact of Unrealized Gains and Losses
		Consolidated Balance Sheets	Consolidated Statements of Operations

Designated as hedges under accounting guidance:
Crude oil futures contracts (fair value hedge)	Volatility in crude oil prices - effect on market value of inventory	Derivatives are recorded in “Current Assets - Other” (offset against margin deposits) and offsetting change in fair value of inventory is recorded in “Inventories”	Excess, if any, over effective portion of hedge is recorded in “Onshore facilities and transportation product costs”

Effective portion is offset in cost of sales against change in value of inventory being hedged
Not qualifying or not designated as hedges under accounting guidance:
Hedges consisting of crude oil, natural gas, bunker fuel, diesel fuel and petroleum products futures, forward contracts, swaps and put and call options	Volatility in crude oil, natural gas, bunker fuel, diesel fuel and petroleum products prices - effect on market value of inventory, fixed price purchase commitments or forecasted purchases	Natural gas swap derivatives are recorded in “Current Assets - Accounts receivable - trade, net,” “Other Assets, net of amortization,” “Current liabilities - Accrued liabilities,” or “Other Long-term Liabilities”

		Other derivatives are recorded in “Current Assets - Other” (offset against margin deposits)	Entire amount of change in fair value of derivative is recorded in “Onshore facilities and transportation costs - product costs” and “Soda and sulfur services operating costs”
Preferred Distribution Rate Reset Election	This instrument is not related to a specific risk, but is a part of a host contract with the issuance of our Class A Convertible Preferred Units	Derivative no longer existed as of December 31, 2022.	Entire amount of change in fair value of derivative is recorded in “Other expense, net”

44

The following tables reflect the estimated fair value position of our derivatives at December 31, 2024 and 2023:
Fair Value of Derivative Assets and Liabilities

		Fair Value
	Consolidated Balance Sheets Location	December 31, 2024	December 31, 2023
Asset Derivatives:
Natural Gas Swap (undesignated hedge)	Accounts receivable - trade, net	$1,050	$3,710
Natural Gas Swap (undesignated hedge)	Other Assets, net of amortization	$1,038	$—
Commodity derivatives—futures and put and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$3,203	$1,235
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other(1)	(3,203)	(1,235)
Net amount of assets presented in the Consolidated Balance Sheets		$—	$—
Commodity derivatives—futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$94	$716
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other(1)	(94)	(716)
Net amount of assets presented in the Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Natural Gas Swap (undesignated hedge)	Accrued Liabilities	$(5,972)	$(5,536)
Natural Gas Swap (undesignated hedge)	Other Long-term Liabilities	$(1,876)	$—
Commodity derivatives—futures and put and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(2,608)	$(12,384)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other(1)	2,608	12,384
Net amount of liabilities presented in the Consolidated Balance Sheets		$—	$—
Commodity derivatives—futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(637)	$(120)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other(1)	637	120
Net amount of liabilities presented in the Consolidated Balance Sheets		$—	$—

(1)As noted above, our exchange-traded derivatives are transacted through brokerage accounts and subject to margin requirements. We offset fair value amounts recorded for our exchange-traded derivative contracts against required margin deposits recorded in our Consolidated Balance Sheets under “Current Assets - Other”.

45

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income (Loss)
		Year Ended December 31,
	Consolidated Statements of Operations Location	2024	2023	2022
Commodity derivatives—futures and options:
Contracts designated as hedges under accounting guidance	Onshore facilities and transportation product costs	$(1,370)	$617	$1,403
Contracts not considered hedges under accounting guidance	Onshore facilities and transportation product costs, soda and sulfur services operating costs	(1,576)	(21,372)	6,013
Total commodity derivatives		$(2,946)	$(20,755)	$7,416

Natural gas swaps	Soda and sulfur services operating costs	$(7,172)	$6,953	$31,904

Preferred Distribution Rate Reset Election	Other expense, net	$—	$—	$(18,584)

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$3,297	$2,088	$—	$1,951	$3,710	$—
Liabilities	$(3,245)	$(7,848)	$—	$(12,504)	$(5,536)	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a Level 2 input in the fair value hierarchy at December 31, 2024 and 2023.
46

Rollforward of Level 3 Fair Value Measurements
The following table provides a reconciliation of changes in fair value at the beginning and ending balances for our derivatives classified as level 3:

Balance as of December 31, 2021	(83,210)
Net loss for the period including earnings	(18,584)
Reclassification to Mezzanine Equity	101,794
Balance as of December 31, 2022	$—
The fair value of the embedded derivative feature was based on a valuation model that estimates the fair value of the convertible preferred units with and without a Rate Reset Election and is included in Level 3 of the fair value hierarchy. This model contained inputs, including our common unit price relative to the issuance price, the current dividend yield, the discount yield (which is adjusted periodically for changes associated with the industry’s credit markets), default probabilities, equity volatility, U.S. Treasury yields and timing estimates which involved management judgment. Our equity volatility rate used to value our embedded derivative feature was 50% at September 29, 2022, which represented the final valuation date of the embedded derivative due to the Rate Reset Election.
See Note 19 for additional information on our derivative instruments.
Nonfinancial Assets and Liabilities
We utilize fair value on a non-recurring basis to perform impairment tests as required on our property, plant and equipment, goodwill and intangible assets. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified as Level 3. See Note 4 for more information regarding the assets and liabilities acquired during 2023.
When performing a quantitative assessment of our goodwill as part of our annual evaluation (see Note 2), we use Level 3 inputs to estimate the fair value of our refinery services reporting unit using the income approach. This includes assumptions regarding future cash flows based on projected sales volumes and pricing, the terminal value and discount rate. Changes to any one or a combination of these factors would result in a change to the reporting unit fair value, which could lead to future impairment charges.
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
Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At December 31, 2024 our senior unsecured notes had a carrying value of $3.5 billion and fair value of $3.5 billion, compared to a carrying value of $3.1 billion and fair value of $3.2 billion at December 31, 2023. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement. At December 31, 2024, our Alkali senior secured notes had a carrying value and fair value of $0.4 billion. The fair value of the Alkali senior secured notes is determined based on trade information in the financial market of securities with similar features and is considered a Level 2 fair value measurement.
21. Employee Benefit Plans
We sponsor a defined benefit pension plan for union-only employees of our Alkali Business. We account for the Alkali Business pension plan as a single employer pension plan that benefits only employees of our Alkali Business, and thus, the related assets and liability costs of the plan are recorded in the Consolidated Balance Sheets. Under the Alkali Business pension plan, each eligible employee will automatically become a participant upon completion of one year of credited service. Retirement benefits under this plan are calculated based on the total years of service of an eligible participant, multiplied by a specified benefit rate in effect at the termination of the plan participant’s years of service. During 2024, we completed collective bargaining negotiations with our union employees. As a result, the pension plan was amended to increase the future benefit rate and pension supplement amounts.
47

The change in benefit obligations, plan assets and funded status along with amounts recognized in the Consolidated Balance Sheets are as follows:

	December 31,
	2024	2023
Change in benefit obligation:
Benefit Obligation, beginning of year	$47,298	$42,065
Service Cost	3,436	3,119
Interest Cost	2,621	2,205
Plan Amendment	4,447	—
Actuarial Loss (Gain)	(4,678)	1,358
Benefits Paid	(1,685)	(1,449)
Benefit Obligation, end of year	51,439	47,298

Change in plan assets:
Fair Value of Plan Assets, beginning of year	36,994	30,073
Actual Return on Plan Assets	3,783	5,270
Employer Contributions	5,165	3,100
Benefits Paid	(1,685)	(1,449)
Fair Value of Plan assets, end of year	44,257	36,994
Funded Status at end of period	$(7,182)	$(10,304)
Amounts recognized in the Consolidated Balance Sheets:
Non-current Liabilities	(7,182)	(10,304)
Net Liability at end of year	$(7,182)	$(10,304)

Amounts recognized in accumulated other comprehensive income:
Prior Service Cost	8,041	4,215
Net actuarial gain	(17,435)	(12,196)
Amounts recognized in accumulated other comprehensive income:	$(9,394)	$(7,981)

48

Estimated Future Cash Flows
The following employer contributions and benefit payments, which reflect expected future service, are expected to be paid as follows:

Employer Contributions
Expected 2025 Contributions by Employer	$4,600
Future Expected Benefit Payments
2025	$1,936
2026	2,130
2027	2,321
2028	2,501
2029	2,654
2030-2034	15,127
Net Periodic Pension Costs
The components of net periodic pension costs for the Alkali benefit plan are as follows:

	December 31,
	2024	2023	2022
Service Cost	$3,436	$3,119	$5,181
Interest Cost	2,621	2,205	1,804
Expected Return on Assets	(2,706)	(2,099)	(1,959)
Amortization of Prior Service Cost	621	487	487
Actuarial Gain	(515)	(434)	—
Total Net Periodic Benefit Costs	$3,457	$3,278	$5,513
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

Weighted average assumptions used to determine benefit obligation:	December 31, 2024	December 31, 2023
Discount Rate	5.89%	5.16%
Expected Long-term Rate of Return	6.90%	6.69%
Rate of Compensation Increase	N/A	N/A
The discount rate used to determine the net periodic cost at the beginning of the period was 5.16%.
49

Pension Plan Assets
We maintain target allocation percentages among various asset classes based on an investment policy established for the pension plan, which was last amended in November 2020. The target allocation is designed based on the strategic objectives, spending policy and risk tolerance of the plan. Pension plan asset allocations at December 31, 2024 by asset category are as follows:

	Target %	Minimum	Maximum
Equity securities	67%	58%	76%
Fixed Income	20%	11%	29%
Alternative Investments	11%	2%	20%
Cash and Equivalents	2%	—%	7%

A summary of total investments for our pension plan assets measured at fair value is presented as of December 31 for the periods below:

	2024				2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,874	$—	$—	$8,874	$5,212	$—	$—	$5,212
Equity securities	25,158	—	—	25,158	24,612	—	—	24,612
Fixed income and other securities	10,225	—	—	10,225	7,170	—	—	7,170
	$44,257	$—	$—	$44,257	$36,994	$—	$—	$36,994
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
A few of our operations are owned by wholly-owned corporate subsidiaries that are taxable as corporations. During 2024, we paid federal and state income taxes on these operations.
50

Our income tax expense (benefit) is as follows:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$279	$211	$—
State	1,021	836	815
Total current income tax expense	$1,300	$1,047	$815
Deferred:
Federal	$353	$248	$1,814
State	139	(1,314)	540
Total deferred income tax expense (benefit)	$492	$(1,066)	$2,354
Total income tax expense (benefit)	$1,792	$(19)	$3,169

Deferred income taxes relate to temporary differences based on tax laws and statutory rates that were enacted at the balance sheet date. Deferred tax assets and liabilities consist of the following:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$13,275	$13,631
Right of use liabilities	13,956	36,148
Other	5,806	4,823
Total long-term deferred tax asset	33,037	54,602
Valuation allowances	(4,938)	(3,802)
Total deferred tax assets	$28,099	$50,800
Deferred tax liabilities:
Long-term:
Fixed assets	$(2,426)	$(2,408)
Intangible assets	(29,552)	(29,635)
Right of use assets	(13,960)	(36,150)
Other	38	(117)
Total long-term liability	(45,900)	(68,310)
Total deferred tax liabilities	$(45,900)	$(68,310)
Total net deferred tax liability	$(17,801)	$(17,510)
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
51

The reconciliation between the partnership’s effective tax rate on income (loss) from operations and the statutory tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Income (loss) from operations before income taxes	$(31,215)	$146,328	$132,304
Partnership income (loss) not subject to federal income tax	28,598	(135,349)	(126,403)
Income (loss) subject to federal income taxes	$(2,617)	$10,979	$5,901
Tax expense (benefit) at federal statutory rate	$(550)	$2,306	$1,239
State income taxes, net of federal tax	1,115	(467)	1,248
Return to provision, federal and state	309	(169)	44
Other	(123)	(2,077)	(18)
Valuation allowance	1,041	388	656
Income tax expense (benefit)	$1,792	$(19)	$3,169
Effective tax rate on income (loss) from operations before income taxes	(5.7)%	—%	2.4%

At December 31, 2024, 2023 and 2022, we had no uncertain tax positions.
24. Subsequent Events
On February 28, 2025 we completed the sale of our Alkali Business, which was included within our soda and sulfur services reporting segment, to an indirect affiliate of WE Soda Ltd. for a gross purchase price of $1.425 billion. We received cash of approximately $1.039 billion, which reflects the net proceeds after the assumption of our outstanding Alkali senior secured notes by an indirect affiliate of WE Soda Ltd, amongst other purchase price adjustments. We used a portion of the cash proceeds to pay down the outstanding balance on our senior secured credit facility on February 28, 2025, and anticipate using the remaining cash proceeds to redeem a portion of our outstanding senior unsecured notes, repurchase certain of our outstanding Class A convertible preferred units, and for general partnership purposes. We expect to recognize a loss on the sale in the first quarter of 2025 of approximately $400 million as a result of the proceeds we received from the transaction compared to the net book value of the Alkali Business. Additionally, we expect to report the sale of our Alkali Business as discontinued operations in the first quarter of 2025 as a result of the strategic shift to exit the soda ash manufacturing business and our related operations in Wyoming.
In connection with the sale of our Alkali Business, we also entered into the Second Amendment to the Seventh Amended and Restated Credit Agreement. This amendment provides for: (i) a reduction from $900 million to $800 million of total borrowing capacity under our senior secured credit facility; (ii) unlimited cash netting against our outstanding debt for purposes of our Consolidated Leverage calculation if borrowings on our senior secured credit facility do not exceed $25 million at the end of a reporting period, otherwise a maximum netting of $25 million is allowed; and (iii) an increased permitted investment basket under certain circumstances that will allow us to opportunistically purchase existing private or public securities across our capital structure.
52