Form 10-Q
period 2025-03-31
GENESIS ENERGY LP
filed 2025-05-08
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,424,321 Class A Common Units and 39,997 Class B Common Units outstanding as of May 7, 2025.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$377,360	$7,352
Accounts receivable - trade, net	498,179	479,504
Inventories	38,070	37,782
Other	23,725	18,789
Current assets held for discontinued operations	—	368,307
Total current assets	937,334	911,734
FIXED ASSETS, at cost	5,318,977	5,280,860
Less: Accumulated depreciation	(1,783,100)	(1,740,974)
Net fixed assets	3,535,877	3,539,886
EQUITY INVESTEES	234,276	240,368
INTANGIBLE ASSETS, net of amortization	82,916	85,287
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	64,516	65,739
OTHER ASSETS	54,981	53,606
NON-CURRENT ASSETS - held for discontinued operations	—	1,839,113
TOTAL ASSETS	$5,211,859	$7,037,692
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$401,875	$388,245
Accrued liabilities	231,095	254,202
Current liabilities held for discontinued operations	—	216,308
Total current liabilities	632,970	858,755
SENIOR SECURED CREDIT FACILITY	—	291,000
SENIOR UNSECURED NOTES, net of debt issuance costs, discount and premium	3,439,113	3,436,860
DEFERRED TAX LIABILITIES	16,719	16,575
OTHER LONG-TERM LIABILITIES	382,925	389,161
LONG-TERM LIABILITIES - held for discontinued operations	—	529,558
Total liabilities	4,471,727	5,521,909

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 15,695,722 and 23,111,918 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	552,523	813,589
PARTNERS’ CAPITAL (DEFICIT):
Common unitholders, 122,464,318 units issued and outstanding at March 31, 2025 and December 31, 2024	(237,793)	279,891
Accumulated other comprehensive income	—	9,486
Noncontrolling interests	425,402	412,817
Total partners’ capital	187,609	702,194
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$5,211,859	$7,037,692
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended March 31,
	2025	2024
REVENUES:
Offshore pipeline transportation	$108,887	$101,990
Marine transportation	80,644	83,574
Onshore transportation and services	208,780	248,883
Total revenues	398,311	434,447
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	32,936	27,818
Marine transportation operating costs	50,889	52,408
Onshore transportation and services product costs	127,691	160,388
Onshore transportation and services operating costs	68,009	71,687
General and administrative	40,642	14,700
Depreciation and amortization	56,171	49,391
Total costs and expenses	376,338	376,392
OPERATING INCOME	21,973	58,055
Equity in earnings of equity investees	12,492	16,441
Interest expense, net	(70,038)	(62,334)
Other expense	(844)	—
Income (loss) from continuing operations before income taxes	(36,417)	12,162
Income tax expense	(144)	(809)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(36,561)	11,353
DISCONTINUED OPERATIONS (Note 4):
Income from discontinued operations, net of tax	8,448	7,603
Loss from disposal of discontinued operations	(432,193)	—
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(423,745)	7,603
NET INCOME (LOSS)	(460,306)	18,956
Net income attributable to noncontrolling interests	(8,769)	(7,603)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(469,075)	$11,353
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(28,402)	(21,894)
NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS	$(497,477)	$(10,541)

Net loss from continuing operations per common unit - Basic and Diluted (Note 12)	$(0.60)	$(0.15)
Net loss per common unit - Basic and Diluted (Note 12)	$(4.06)	$(0.09)

WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,464	122,464
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net income (loss)	$(460,306)	$18,956
Other comprehensive income:
Decrease in benefit plan liability held for discontinued operations	69	80
Total Comprehensive income (loss)	(460,237)	19,036
Comprehensive income attributable to noncontrolling interests	(8,769)	(7,603)
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$(469,006)	$11,433

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)

	Number of Common Units	Partners’ Capital (Deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, December 31, 2024	122,464	$279,891	$412,817	$9,486	$702,194
Net income (loss)	—	(469,075)	8,769	—	(460,306)
Cash distributions to partners	—	(20,207)	—	—	(20,207)
Cash distributions to noncontrolling interests	—	—	(11,151)	—	(11,151)
Cash contributions from noncontrolling interests	—	—	7,767	—	7,767
Contribution due from noncontrolling interests	—	—	7,200	—	7,200
Other comprehensive income	—	—	—	69	69
Disposal of benefit plan held for discontinued operations	—	—	—	(9,555)	(9,555)
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(28,402)	—	—	(28,402)
Partners’ capital (deficit), March 31, 2025	122,464	$(237,793)	$425,402	$—	$187,609

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, December 31, 2023	122,464	$519,698	$369,450	$8,040	$897,188
Net income	—	11,353	7,603	—	18,956
Cash distributions to partners	—	(18,370)	—	—	(18,370)
Cash distributions to noncontrolling interests	—	—	(10,107)	—	(10,107)
Cash contributions from noncontrolling interests	—	—	9,000	—	9,000
Other comprehensive income	—	—	—	80	80
Distributions to Class A Convertible Preferred unitholders	—	(21,894)	—	—	(21,894)
Partners’ capital, March 31, 2024	122,464	$490,787	$375,946	$8,120	$874,853
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(460,306)	$18,956
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation, depletion and amortization	75,033	73,771
Amortization and write-off of debt issuance costs, premium and discount	3,857	2,884
Loss from disposal of discontinued operations (Note 4)	432,193	—
Equity in earnings of investments in equity investees	(12,492)	(16,441)
Cash distributions of earnings of equity investees	12,432	15,569
Non-cash effect of long-term incentive compensation plans	2,485	4,315
Deferred and other tax liabilities	(113)	509
Unrealized gains on derivative transactions	(71)	(5,081)
Other, net	4,155	2,966
Net changes in components of operating assets and liabilities (Note 15)	(32,368)	28,473
Net cash provided by operating activities	24,805	125,921
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(81,567)	(174,173)
Proceeds from disposal of discontinued operations, net of cash divested (Note 4)	996,642	—
Cash distributions received from equity investees - return of investment	6,152	7,546
Investments in equity investees	—	(285)
Proceeds from asset sales	116	204
Net cash provided by (used in) investing activities	921,343	(166,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	249,000	364,300
Repayments on senior secured credit facility	(540,000)	(279,400)
Repayment of Alkali senior secured notes	—	(2,976)
Debt issuance costs	(1,447)	(1,082)
Contributions from noncontrolling interests	7,767	9,000
Distributions to noncontrolling interests	(11,151)	(10,107)
Distributions to common unitholders	(20,207)	(18,370)
Distributions to Class A Convertible Preferred unitholders	(26,968)	(21,894)
Redemption of Class A Convertible Preferred Units (Note 11)	(262,500)	—
Other, net	7,166	8,129
Net cash provided by (used in) financing activities	(598,340)	47,600
Net increase in cash, cash equivalents and restricted cash	347,808	6,813
Cash, cash equivalents and restricted cash at beginning of period	29,552	28,038
Cash, cash equivalents, and restricted cash at beginning of period: discontinued operations	22,200	21,806
Cash and cash equivalents at beginning of period: continuing operations	7,352	6,232
Cash, cash equivalents and restricted cash at end of period	377,360	34,851
Cash, cash equivalents and restricted cash at end of period: discontinued operations	—	22,123
Cash, cash equivalents, and restricted cash at end of period: continuing operations	$377,360	$12,728
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation and Consolidation
Organization
We are a master limited partnership founded in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry. Our operations are primarily located in the Gulf of America and in the Gulf Coast region of the United States. We provide an integrated suite of services to refiners, crude oil and natural gas producers and industrial and commercial enterprises. We have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks and terminals, railcars, barges and trucks. We are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
In the first quarter of 2025, we reorganized our operating segments as a result of the way our chief operating decision maker, who is our Chief Executive Officer (our “CODM”), evaluates the performance of operations, develops strategy and allocates resources, including capital. Our sulfur services business, formerly reported under our Soda and Sulfur Services reporting segment with our Alkali Business (as defined below), is now reported under our onshore transportation and services reporting segment along with our previously reported onshore facilities and transportation segment. As a result of this change, we now manage our businesses through the following three divisions that constitute our reportable segments:
•Offshore pipeline transportation, which includes the transportation and processing of crude oil and natural gas in the Gulf of America;
•Marine transportation to provide waterborne transportation of petroleum products (primarily fuel oil, asphalt and other heavy refined products) and crude oil throughout North America; and
•Onshore transportation and services, which includes terminaling, blending, storing, marketing, and transporting crude oil and petroleum products, as well as the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced “nash”).
Basis of Presentation and Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries.
On February 28, 2025, we completed the sale of our trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling business based in Wyoming (the “Alkali Business”) for a gross purchase price of approximately $1.425 billion. The Company determined that the exit of the Alkali Business and its operations in Wyoming represents a strategic and geographic shift that meets the criteria for discontinued operations (see Note 4 for further discussion). Accordingly, the Company has separately reported the operations from the Alkali Business in the Unaudited Condensed Consolidated Statements of Operations and the related assets and liabilities of the Alkali Business in the Unaudited Condensed Consolidated Balance Sheets as discontinued operations. These changes have been applied retrospectively to all periods presented. The disclosures included within the accompanying notes to the Unaudited Condensed Consolidated Financial Statements are representative of the Company’s continuing operations.
Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024 (our “Annual Report”).
Except for per unit amounts, or as noted within the context of each footnote disclosure, the dollar amounts presented in the tabular data within these footnote disclosures are stated in thousands of dollars.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Recent Accounting Developments
We have adopted guidance under ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhanced the disclosures required for operating segments. We have applied the disclosures required under ASU 2023-07 retrospectively to all periods presented. Refer to Note 13 for details.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires additional disclosures of the specific types of expenses included in the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively, with the option for retrospective application. Early adoption is permitted. We are currently evaluating the impact of this standard on our disclosures.
All other new accounting pronouncements that have been issued, but not yet effective are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended March 31, 2025 and 2024, respectively:

	Three Months Ended March 31, 2025
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$108,887	$80,644	$13,505	$203,036
Product Sales	—	—	174,263	174,263
Refinery Services	—	—	21,012	21,012
Total revenues	$108,887	$80,644	$208,780	$398,311

	Three Months Ended March 31, 2024
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$101,990	$83,574	$13,287	$198,851
Product Sales	—	—	212,709	212,709
Refinery Services	—	—	22,887	22,887
Total revenues	$101,990	$83,574	$248,883	$434,447
The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time for delivery of products.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at December 31, 2024 and March 31, 2025:

	Contract Assets	Contract Liabilities
	Other Assets	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2024	$5,174	$41,618	$82,164
Balance at March 31, 2025	5,834	37,988	77,114
For the three months ended March 31, 2025 and 2024, we recognized revenue of $11.0 million and $3.1 million, respectively, that was included in contract liabilities at the beginning of the period.
Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the aggregate amount of our transaction prices that are allocated to unsatisfied performance obligations as of March 31, 2025. However, we are permitted to utilize the following exemptions:
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
The majority of our contracts qualify for one of these exemptions. For the remaining contract types that involve revenue recognition over a long-term period and include long-term fixed consideration (adjusted for indexing as required), we determined our allocations of transaction price that relate to unsatisfied performance obligations. For our tiered pricing offshore transportation contracts, we provide firm capacity for both fixed and variable consideration over a long-term period. Therefore, we have allocated the remaining contract value to future periods. In our onshore transportation and services segment, we have certain contractual arrangements in which we receive fixed minimum payments for our obligation to provide minimum capacity on our pipelines and related assets.

The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Transportation and Services
Remainder of 2025	$116,183	$22,270
2026	121,034	29,931
2027	75,069	14,763
2028	42,184	10,000
2029	30,398	2,500
Thereafter	83,887	—
Total	$468,755	$79,464

4. Discontinued Operations
On February 28, 2025, we completed the sale of our Alkali Business to an indirect affiliate of WE Soda Ltd for a gross purchase price of $1.425 billion. The sale generated proceeds of approximately $1.0 billion, which reflects the net proceeds after the payment of transaction costs and expenses, the assumption of $413.4 million of our then outstanding 5.875% senior secured notes due 2042 (the “Alkali senior secured notes”) by an indirect affiliate of WE Soda Ltd, and cash divested.
A reconciliation of the line items constituting pretax income from discontinued operations to net income (loss) from discontinued operations, net of tax is as follows:

	Three Months Ended March 31,
	2025	2024
Major classes of line items constituting income (loss) from discontinued operations:
Revenues	$200,532	$335,658
Operating costs	(168,871)	(296,966)
General and administrative	(156)	(309)
Depreciation, depletion and amortization	(18,862)	(24,380)
Interest expense, net	(4,179)	(6,400)
Pretax income of discontinued operations	8,464	7,603
Loss from the sale of the Alkali Business	(432,193)	—
Total pretax income (loss) from discontinued operations	(423,729)	7,603
Income tax expense	(16)	—
Net income (loss) from discontinued operations, net of tax	$(423,745)	$7,603

A summary of our cash flows associated with our discontinued operations is as follows:

	Three Months Ended March 31,
	2025	2024
Net cash flows provided by operating activities	$31,453	$62,007
Net cash flows used in investing activities	(11,666)	(58,715)
Net cash flows used in financing activities	—	(2,976)

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

Operating Leases
During the three months ended March 31, 2025 and 2024, we acted as a lessor in a revenue contract associated with our 330,000 barrel-capacity ocean going tanker, the M/T American Phoenix, included in our marine transportation segment. Our lease revenues for this arrangement were $7.2 million and $6.8 million for the three months ended March 31, 2025 and 2024, respectively.
The M/T American Phoenix is under contract through mid-2027. For the remainder of 2025, 2026, and through the expiration of the contract in 2027, we expect to receive undiscounted cash flows from lease payments of $22.3 million, $30.6 million, and $15.2 million, respectively. Our agreements generally contain clauses that may limit the use of the asset or require certain actions be taken by the lessee to maintain the asset for future performance.
6. Inventories
The major components of inventories were as follows:

	March 31, 2025	December 31, 2024
Crude oil	$21,324	$20,381
NaHS	9,787	10,902
Caustic soda	6,959	6,499
Total	$38,070	$37,782
Inventories are valued at the lower of cost or net realizable value. There was no adjustment to the net realizable value of inventories as of March 31, 2025. As of December 31, 2024, the net realizable value of inventories was below cost by $0.4 million, which triggered a reduction of the value of inventory in our Unaudited Condensed Consolidated Financial Statements by this amount.

7. Fixed Assets and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	March 31, 2025	December 31, 2024
Crude oil and natural gas pipelines and related assets	$3,434,423	$3,367,908
Onshore facilities, machinery and equipment	289,576	293,436
Transportation equipment	22,957	22,976
Marine vessels	1,071,235	1,062,720
Land, buildings and improvements	88,545	88,545
Office equipment, furniture and fixtures	10,152	10,101
Construction in progress(1)	375,424	408,509
Other	26,665	26,665
Fixed assets, at cost	5,318,977	5,280,860
Less: Accumulated depreciation	(1,783,100)	(1,740,974)
Net fixed assets	$3,535,877	$3,539,886
(1)Construction in progress primarily relates to our ongoing offshore growth capital projects, which are expected to be completed in 2025, and represents 100% of the costs incurred, including those funded by our noncontrolling interest holder.
Our depreciation expense for the periods presented was as follows:

	Three Months Ended March 31,
	2025	2024
Depreciation expense	$53,600	$46,932

Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2024:

ARO liability balance, December 31, 2024	$254,054
Accretion expense	2,841
Settlements	(9)
ARO liability balance, March 31, 2025	$256,886
At March 31, 2025 and December 31, 2024, $25.8 million is included as current in “Accrued liabilities” on our Unaudited Condensed Consolidated Balance Sheets. The remainder of the ARO liability as of March 31, 2025 and December 31, 2024 is included in “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheets.
Certain of our unconsolidated affiliates have AROs recorded at March 31, 2025 and December 31, 2024 relating to contractual agreements and regulatory requirements. In addition, certain entities that we consolidate have non-controlling interest owners that are responsible for their representative share of future costs of the related ARO. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
8. Equity Investees
We account for our ownership in certain of our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At March 31, 2025 and December 31, 2024, the unamortized excess cost amounts totaled $273.5 million and $277.1 million, respectively. We amortize the differences in carrying value as changes in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended March 31,
	2025	2024
Genesis’ share of operating earnings	$16,058	$20,007
Amortization of differences attributable to Genesis’ carrying value of equity investments	(3,566)	(3,566)
Equity in earnings of equity investees	$12,492	$16,441
Distributions received(1)	$18,584	$23,249
(1) Distributions attributable to the respective period and received within 15 days subsequent to the respective period end.

Poseidon’s Revolving Credit Facility
Poseidon Oil Pipeline Company, LLC (“Poseidon”) has a revolving credit facility, which was amended and restated on June 1, 2023 (the “June 2023 credit facility”). Borrowings under Poseidon’s revolving credit facility have historically been used to fund spending on capital projects. The June 2023 credit facility, which matures on June 1, 2027, is non-recourse to Poseidon’s owners and secured by its assets. The June 2023 credit facility contains customary covenants such as restrictions on debt levels, liens, guarantees, mergers, sale of assets and distributions to owners. A breach of any of these covenants could result in acceleration of the maturity date of Poseidon’s debt. Poseidon was in compliance with the terms of its credit agreement for all periods presented in these Unaudited Condensed Consolidated Financial Statements.

9. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Offshore pipeline contract intangibles	$158,101	$80,437	$77,664	$158,101	$78,357	$79,744
Other	22,773	17,521	5,252	22,633	17,090	5,543
Total	$180,874	$97,958	$82,916	$180,734	$95,447	$85,287

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended March 31,
	2025	2024
Amortization of intangible assets	$2,570	$2,459
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2025	$7,707
	2026	9,859
	2027	9,291
	2028	8,620
	2029	8,582

10. Debt
Our obligations under debt arrangements consisted of the following:

	March 31, 2025			December 31, 2024
	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value
Senior secured credit facility(1)	$—	$—	$—	$291,000	$—	$291,000
8.000% senior unsecured notes due 2027	406,245	806	405,439	406,245	933	405,312
7.750% senior unsecured notes due 2028	679,360	4,247	675,113	679,360	4,622	674,738
8.250% senior unsecured notes due 2029	600,000	13,176	586,824	600,000	13,993	586,007
8.875% senior unsecured notes due 2030	500,000	6,684	493,316	500,000	7,015	492,985
7.875% senior unsecured notes due 2032	700,000	11,087	688,913	700,000	11,476	688,524
8.000% senior unsecured notes due 2033	600,000	10,492	589,508	600,000	10,706	589,294
Total long-term debt	$3,485,605	$46,492	$3,439,113	$3,776,605	$48,745	$3,727,860
(1)Unamortized debt issuance costs associated with our senior secured credit facility (included in “Other Assets” on the Unaudited Condensed Consolidated Balance Sheets), were $6.8 million and $7.9 million as of March 31, 2025 and December 31, 2024, respectively.

Senior Secured Credit Facility
On July 19, 2024, we entered into the Seventh Amended and Restated Credit Agreement (our “credit agreement”) to replace our Sixth Amended and Restated Credit Agreement. The credit agreement provides for a $900 million senior secured revolving credit facility and matures on September 1, 2028, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, provided that if more than $150 million of our 7.750% senior unsecured notes due February 1, 2028 (the “2028 Notes”) remain outstanding as of November 2, 2027, the credit agreement matures on such date.
On December 11, 2024, we entered into the First Amendment to the credit agreement which resulted in several changes to certain terms and covenants including: (i) an increase of the maximum Consolidated Leverage Ratio covenant (our “leverage ratio”) from 5.50 to 1.00 to 5.75 to 1.00 for the fiscal quarters ending December 31, 2024 through September 30, 2025, returning to 5.50 to 1.00 thereafter and (ii) changes to the minimum Consolidated Interest Coverage Ratio covenant from 2.40 to 1.00 to (A) 2.00 to 1.00 for the fiscal quarters ending December 31, 2024 through December 31, 2025, (B) 2.25 to 1.00 for the fiscal quarters ending March 31, 2026 through December 31, 2026, and (C) 2.50 to 1.00 for the remainder of the term.
On February 27, 2025, in connection with the sale of our Alkali Business, we entered into the Second Amendment to the credit agreement. This amendment provides for: (i) a reduction from $900 million to $800 million of total borrowing capacity under our senior secured credit facility; (ii) unlimited cash netting against our outstanding debt for purposes of our leverage ratio calculation if our credit facility is undrawn at the end of a reporting period, otherwise a maximum netting of $25 million is allowed; and (iii) an increased permitted investment basket under certain circumstances that will allow us to opportunistically purchase existing private or public securities across our capital structure.
At March 31, 2025, the key terms for rates under our senior secured credit facility (which are dependent on our leverage ratio as defined in the credit agreement) are as follows:
•The interest rate on borrowings may be based on an alternate base rate or Term Secured Overnight Financing Rate (“SOFR”), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our credit agreement) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. The Adjusted Term SOFR is equal to the sum of (a) the Term SOFR rate (as defined in our credit agreement) for such period plus (b) the Term SOFR Adjustment of 0.1% plus (c) the applicable margin. The applicable margin varies from 2.25% to 3.50% on Term SOFR borrowings and from 1.25% to 2.50% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At March 31, 2025, the applicable margins on our borrowings were 2.50% for alternate base rate borrowings and 3.50% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fee rates range from 2.25% to 3.50% based on our leverage ratio as computed under the credit agreement and can fluctuate quarterly. At March 31, 2025, our letter of credit rate was 3.50%.
•We pay a commitment fee on the unused portion of the senior secured credit facility. The commitment fee rates on the unused committed amount will range from 0.30% to 0.50% per annum depending on our leverage ratio. At March 31, 2025, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the senior secured credit facility by an additional $150 million, subject to lender consent and certain other customary conditions.
At March 31, 2025, we did not have any borrowings outstanding under our senior secured credit facility. Our inventory financing sublimit as of March 31, 2025 was $10.7 million of the maximum allowed of $200 million. Our credit agreement allows up to $50 million of the capacity to be used for letters of credit, of which $4.5 million was outstanding at March 31, 2025. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings, periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our senior secured credit facility at March 31, 2025 was $795.5 million, subject to compliance with covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Our $3.5 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), except for certain immaterial subsidiaries. The non-Guarantor Subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business.

11. Partners’ Capital (Deficit), Mezzanine Capital and Distributions
At March 31, 2025, our outstanding common units consisted of 122,424,321 Class A Common Units and 39,997 Class B Common Units. The Class A Common Units are traditional common units in us. The Class B Common Units are identical to the Class A Common Units and, accordingly, have voting and distribution rights equivalent to those of the Class A Common Units, and, in addition, the Class B Common Units have the right to elect all of our board of directors and are convertible into Class A Common Units under certain circumstances, subject to certain exceptions. At March 31, 2025, we had 15,695,722 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
In an effort to return capital to our investors, we announced a common equity repurchase program (the “Repurchase Program”) on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be canceled. The Repurchase Program was originally scheduled to expire on December 31, 2024, but, in March 2025, we announced that our board of directors extended the Repurchase Program through December 31, 2026, unless expanded and extended prior thereto. To date, we have purchased only 114,900 Class A Common Units under the Repurchase Program.
Distributions
We paid, or will pay, the following cash distributions to our common unitholders in 2024 and 2025:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2024
1st Quarter	May 15, 2024	$0.150	$18,370
2nd Quarter	August 14, 2024	$0.150	$18,370
3rd Quarter	November 14, 2024	$0.165	$20,207
4th Quarter	February 14, 2025	$0.165	$20,207
2025
1st Quarter(1)	May 15, 2025	$0.165	$20,207
(1)This distribution was declared in April 2025 and will be paid to unitholders of record as of April 30, 2025.

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
On March 6, 2025, we entered into purchase agreements with certain of the Class A Convertible Preferred unitholders whereby we redeemed a total of 7,416,196 Class A Convertible Preferred Units (the “Redeemed Units”) at a purchase price of $35.40 per unit. In addition, we paid a distribution of $5.1 million (or $0.6841 per Redeemed Unit), which represented distributions that accrued on the Redeemed Units from January 1, 2025 through March 6, 2025.

Net Income (Loss) Attributable to Genesis Energy, L.P. is adjusted for distributions and returns attributable to the Class A Convertible Preferred Units that are paid in the period to arrive at Net Income (Loss) attributable to Common Unitholders. Net Income (Loss) Attributable to Genesis Energy, L.P. was reduced by $27.0 million and $21.9 million for the three months ending March 31, 2025 and 2024, respectively, due to Class A Convertible Preferred Unit distributions paid in the period (Class A Convertible Preferred Unit distributions are summarized in the table below). For the three months ended March 31, 2025, Net Loss Attributable to Genesis Energy L.P. was also reduced by $1.4 million due to returns attributable to the Class A Convertible Preferred Units accumulated in the period.
As of March 31, 2025, we will not be required to further adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would become redeemable. Once redemption becomes probable, we would adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date redemption first becomes probable and the date the units can first be redeemed.
We paid, or will pay, by the dates noted below, the following cash distributions to our Class A Convertible Preferred unitholders in 2024 and 2025:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2024
1st Quarter	May 15, 2024	$0.9473	$21,894
2nd Quarter	August 14, 2024	$0.9473	$21,894
3rd Quarter	November 14, 2024	$0.9473	$21,894
4th Quarter	February 14, 2025	$0.9473	$21,894
2025
1st Quarter(1)(2)	May 15, 2025	$0.9473	$19,942
(1)Approximately $5.1 million of this distribution is associated with the Redeemed Units and was paid on March 6, 2025.
(2)Approximately $14.8 million of this distribution was declared in April 2025 and will be paid to unitholders of record as of April 30, 2025.
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
12. Net Income (Loss) Per Common Unit
Basic net income (loss) per common unit is computed by dividing net income (loss) attributable to Genesis Energy, L.P., after considering income attributable to our Class A Convertible Preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income (loss) per common unit calculation for the period being presented. The numerator is adjusted for distributions declared in the period, undeclared distributions that accumulated during the period, and any returns that accumulated in the period. For the three months ended March 31, 2025 and 2024, the effect of the assumed conversion of all the outstanding Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.

The following table illustrates the computation of basis and diluted net income (loss) per common unit:

	Three Months Ended March 31,
	2025	2024
Net income (loss) from continuing operations	$(36,561)	$11,353
Less: Net income attributable to noncontrolling interests	(8,769)	(7,603)
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(28,402)	(21,894)
Net loss attributable to common unitholders from continuing operations	(73,732)	(18,144)
Net income (loss) from discontinued operations	(423,745)	7,603
Net loss attributable to common unit holders	$(497,477)	$(10,541)

Weighted average outstanding units	122,464	122,464

Net loss from continuing operations per common unit - Basic and Diluted	$(0.60)	$(0.15)
Net income (loss) from discontinued operations per common unit - Basic and Diluted	(3.46)	0.06
Net loss per common unit - Basic and Diluted	$(4.06)	$(0.09)
13. Business Segment Information
In the first quarter of 2025, we reorganized our operating segments as a result of the way our CODM evaluates the performance of operations, develops strategy and allocates resources, including capital. Our sulfur services business, formerly reported under our Soda and Sulfur Services reporting segment with the Alkali Business, is now reported under our onshore transportation and services reporting segment. As a result of this change, we now manage our businesses through three divisions that constitute our reportable segments. Our reportable segments are primarily organized around the different products and services we provide to our customers and include the following: (i) offshore pipeline transportation; (ii) marine transportation; and (iii) onshore transportation and services.
Our offshore pipeline transportation segment consists of our offshore transportation of crude oil and natural gas in the Gulf of America, which focuses on providing a suite of services to integrated and large independent energy companies.
Our marine transportation segment provides waterborne transportation of petroleum products (primarily fuel oil, asphalt and other heavy refined products) and crude oil throughout North America primarily to customers such as refiners and large energy companies.
Our onshore transportation and services segment provides services through a combination of purchasing, transporting, storing, blending and marketing crude oil and petroleum products primarily to crude oil refiners and producers and performs the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur and selling the related by-product, NaHS (our sulfur services business).
Substantially all of our revenues are derived from, and substantially all of our assets are located in, the United States.
Our CODM evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, where relevant, and capital investment.
Segment Margin is viewed by our CODM as the primary measure that is most aligned with the measurement principles most consistent with those used in calculating the corresponding amounts in our Unaudited Condensed Consolidated Financial Statements. We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash gains and charges, such as depreciation, amortization and accretion), segment general and administrative expenses, all of which are net of the effects of our noncontrolling interests, plus our equity in distributable cash generated by our equity investees and unrestricted subsidiaries. In addition, our Segment Margin definition excludes the non-cash effects of our long-term incentive compensation plan.

Segment information for the periods presented below was as follows:

	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Total
Three Months Ended March 31, 2025
Segment Revenues(1)	$108,887	$80,644	$208,780	$398,311
Segment Operating Expenses	(32,936)	(50,889)	(68,009)	(151,834)
Segment Product Costs	—	—	(127,691)	(127,691)
Other Segment Items(2)	597	266	1,746	2,609
Segment Margin(3)	$76,548	$30,021	$14,826	$121,395

	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Total
Three Months Ended March 31, 2024
Segment Revenues(1)	$101,990	$83,574	$248,883	$434,447
Segment Operating Expenses	(27,818)	(52,408)	(71,687)	(151,913)
Segment Product Costs	—	—	(160,388)	(160,388)
Other Segment Items(2)	23,634	197	1,290	25,121
Segment Margin(3)	$97,806	$31,363	$18,098	$147,267
(1)There were no intersegment revenues for the three months ended March 31, 2025 and 2024.
(2)Other Segment Items primarily includes adjustments related to the difference in timing of cash receipts for certain contractual agreements (applicable to our offshore pipeline transportation and onshore transportation and services segments), segment general and administrative expenses less the non-cash effects of our LTIP plan (applicable to all reportable segments), net effects of our noncontrolling interests (applicable to our offshore pipeline transportation segment), adjustments to include distributable cash generated by our equity investees (applicable to our offshore pipeline transportation and onshore transportation and services segments), unrealized gains and losses from the valuation of our commodity derivative transactions (excluding fair value hedges) (applicable to our onshore transportation and services segment).
(3)A reconciliation of Net income (loss) from continuing operations before income taxes to total Segment Margin for the periods is presented below.
Total assets by reportable segment were as follows:

	March 31, 2025	December 31, 2024
Offshore pipeline transportation	$2,759,749	$2,748,296
Marine transportation	640,525	641,082
Onshore transportation and services	1,395,264	1,401,238
Total reportable segment assets	$4,795,538	$4,790,616
Other assets	416,321	39,656
Assets held for discontinued operations	—	2,207,420
Total consolidated assets	$5,211,859	$7,037,692

Total growth and maintenance capital expenditures for fixed and intangible assets (including enhancements to existing facilities and construction of growth projects as well as contributions to equity investees) by reportable segment for three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Offshore pipeline transportation(1)	$29,314	$63,626
Marine transportation	16,990	12,310
Onshore transportation and services	3,176	6,541
Total reportable segment capital expenditures	$49,480	$82,477
Other	427	2,977
Total consolidated capital expenditures(2)	$49,907	$85,454
(1)Capital expenditures in our offshore pipeline transportation segment for three months ended March 31, 2025 and 2024 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder.
(2)Growth and maintenance capital expenditures related to our previously owned Alkali Business are associated with our discontinued operations and are not included in the table above.

Reconciliation of Net income (loss) from continuing operations before income taxes to total Segment Margin:

	Three Months Ended March 31,
	2025	2024
Net income (loss) from continuing operations before income taxes	$(36,417)	$12,162
Net income attributable to noncontrolling interests	(8,769)	(7,603)
Corporate general and administrative expenses	41,676	15,211
Depreciation, amortization and accretion	59,011	52,163
Interest expense, net	70,038	62,334
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	6,092	6,808
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	(71)	247
Other non-cash items	(2,722)	(2,127)
Loss on extinguishment of debt	844	—
Differences in timing of cash receipts for certain contractual arrangements(2)	(8,287)	8,072
Total Segment Margin	$121,395	$147,267
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.

14. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended March 31,
	2025	2024
Revenues:
Revenues from services and fees to Poseidon(1)	$4,169	$4,983
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165
Charges for products purchased from Poseidon(1)	276	286
(1)We own a 64% interest in Poseidon.
Our CEO, Mr. Grant E. Sims, owns an aircraft which is used by us for business purposes in the course of operations. We pay Mr. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. Based on current market rates for chartering of a private aircraft under long-term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement reflect what we would expect to obtain in an arms-length transaction.
Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the three months ended March 31, 2025 and 2024 include $2.7 million and $2.6 million, respectively, of fees we earned through the provision of services under that agreement. At March 31, 2025 and December 31, 2024, Poseidon owed us $1.5 million and $1.9 million for services rendered, respectively.
15. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Three Months Ended March 31,
	2025	2024
(Increase) decrease in:
Accounts receivable	$(4,548)	$92,696
Inventories	(5,833)	20,443
Deferred charges	(14,052)	6,503
Other current assets	(3,331)	(4,929)
Increase (decrease) in:
Accounts payable	(744)	(74,093)
Accrued liabilities	(3,860)	(12,147)
Net changes in components of operating assets and liabilities	$(32,368)	$28,473
Payments of interest and commitment fees were $73.3 million and $73.5 million for the three months ended March 31, 2025 and 2024, respectively.
We capitalized interest of $7.4 million and $11.3 million during the three months ended March 31, 2025 and March 31, 2024, respectively.
At March 31, 2025 and 2024, we had incurred liabilities for fixed and intangible asset additions totaling $23.4 million and $49.2 million, respectively, that had not been paid at the end of the quarter. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows. The amounts as of March 31, 2025 and 2024 primarily relate to the capital expenditures associated with our offshore growth capital projects.

16. Derivatives
Crude Oil and Petroleum Products Hedges
We have exposure to commodity price changes related to our petroleum inventory and purchase commitments. We utilize derivative instruments (exchange-traded futures, options and swap contracts) to hedge our exposure to crude oil, fuel oil and other petroleum products. Our decision as to whether to designate derivative instruments as fair value hedges for accounting purposes relates to our expectations of the length of time we expect to have the commodity price exposure and our expectations as to whether the derivative contract will qualify as highly effective under accounting guidance in limiting our exposure to commodity price risk. We recognize any changes in the fair value of our derivative contracts as increases or decreases in “Onshore transportation and services product costs” in the Unaudited Condensed Consolidated Statements of Operations. The recognition of changes in fair value of the derivative contracts not designated as hedges for accounting purposes can occur in reporting periods that do not coincide with the recognition of gain or loss on the actual transaction being hedged. Therefore, we will, on occasion, report gains or losses in one period that will be partially offset by gains or losses in a future period when the hedged transaction is completed.
We have designated certain crude oil futures contracts as hedges of crude oil inventory due to our expectation that these contracts will be highly effective in hedging our exposure to fluctuations in crude oil prices during the period that we expect to hold that inventory. We account for these derivative instruments as fair value hedges under the accounting guidance. Changes in the fair value of these derivative instruments designated as fair value hedges are used to offset related changes in the fair value of the hedged crude oil inventory. Any hedge ineffectiveness in these fair value hedges and any amounts excluded from effectiveness testing are recorded as a gain or loss within “Onshore transportation and services product costs” in the Unaudited Condensed Consolidated Statements of Operations.
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
As of March 31, 2025, we had a net broker receivable of approximately $0.8 million (consisting of initial margin of $0.9 million decreased by $0.1 million variation margin). As of December 31, 2024, we had a net broker receivable of approximately $0.9 million (consisting of initial margin of $1.1 million decreased by $0.2 million of variation margin).  At March 31, 2025 and December 31, 2024, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
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

Outstanding Derivatives
At March 31, 2025, we had the following outstanding derivative contracts that were entered into to economically hedge inventory and fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	205	—
Weighted average contract price per Bbl	$68.05	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	248	281
Weighted average contract price per Bbl	$70.70	$68.66
Crude oil basis differentials:
Contract volumes (1,000 Bbls)	60	—
Weighted average contract price per Bbl	$(1.40)	$—

Fair Value of Derivative Assets and Liabilities
The following tables reflect the estimated fair value position of our derivatives at March 31, 2025 and December 31, 2024:

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		March 31, 2025	December 31, 2024
Asset Derivatives:
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$671	$96
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(671)	(96)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$279	$94
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(279)	(94)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Commodity derivatives - futures and put and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(228)	$(182)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	228	182
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(931)	$(637)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	931	637
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
(1)As noted above, our exchange-traded derivatives are transacted through brokerage accounts and subject to margin requirements. We offset fair value amounts recorded for our exchange-traded derivative contracts against required margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets within “Current Assets - Other”.
Effect on Operating Results

		Amount of Loss Recognized in Income
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended March 31,
		2025	2024
Commodity derivatives - futures and put and call options:
Contracts designated as hedges under accounting guidance	Onshore transportation and services product costs	$(283)	$(2,918)
Contracts not considered hedges under accounting guidance	Onshore transportation and services product costs	(87)	(242)
Total commodity derivatives		$(370)	$(3,160)

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

	March 31, 2025			December 31, 2024
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity and fuel derivatives:
Assets	$950	$—	$—	$190	$—	$—
Liabilities	$(1,159)	$—	$—	$(819)	$—	$—
Our commodity derivatives include exchange-traded futures. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.
See Note 16 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility at December 31, 2024 approximated its fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At March 31, 2025 and December 31, 2024, our senior unsecured notes had a carrying value of approximately $3.5 billion, and a fair value of approximately $3.6 billion and $3.5 billion, respectively. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
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
19. Subsequent Events
On April 3, 2025, using a portion of the cash proceeds from the sale of our Alkali Business, we redeemed the remaining $406.2 million of principal outstanding on the 8.000% senior unsecured notes due January 15, 2027 (the “2027 Notes”), and paid the related accrued interest and redemption premium on those notes that were redeemed. We incurred a net loss of approximately $9 million associated with the premium for redeeming the 2027 Notes prior to January 15, 2026, and the write-off of the related unamortized debt issuance costs and premium on the redeemed 2027 Notes.

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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Forward Looking Statements
Overview
We reported Net Loss from Continuing Operations of $36.6 million during the three months ended March 31, 2025 (the “2025 Quarter”) compared to Net Income from Continuing Operations of $11.4 million during the three months ended March 31, 2024 (the “2024 Quarter”).
Net Loss from Continuing Operations in the 2025 Quarter was impacted by: (i) an increase in general and administrative expenses of $25.9 million primarily related to transaction costs associated with the sale of our Alkali Business during the 2025 Quarter; (ii) an increase in interest expense, net, of $7.7 million (see “Results of Operations” below for additional details); (iii) an increase in depreciation and amortization of $6.8 million during the 2025 Quarter (see “Results of Operations” below for additional details); and (iv) a decrease in equity in earnings from our equity investments of $3.9 million.
We reported Net Loss from Discontinued Operations, net of tax of $423.7 million during the 2025 Quarter compared to Net Income from Discontinued Operations, net of tax of $7.6 million during the 2024 Quarter. Net Loss from Discontinued Operations, net of tax in the 2025 Quarter was impacted by a loss on the sale of our Alkali Business in the period.
Cash flow from operating activities was $24.8 million for the 2025 Quarter compared to $125.9 million for the 2024 Quarter. The decrease in cash flow from operating activities is primarily attributable to the decrease in our reported Segment Margin (as discussed further below) and negative changes in working capital in the 2025 Quarter compared to the 2024 Quarter. In addition, cash flows provided by operating activities for the first three months of 2025 only included activity from the Alkali Business prior to the sale on February 28, 2025, whereas the first three months of 2024 included a full quarter of activity from the Alkali Business.
Available Cash before Reserves (as defined below in “Non-GAAP Financial Measures”) to our common unitholders was $20.3 million for the 2025 Quarter, a decrease of $33.7 million, or 62%, from the 2024 Quarter primarily as a result of: (i) a decrease in Segment Margin of $25.9 million, which is discussed in more detail below; and (ii) an increase in interest expense, net, of $7.7 million (see “Results of Operations” below for additional details).
Segment Margin (as defined below in “Non-GAAP Financial Measures”) was $121.4 million for the 2025 Quarter, a decrease of $25.9 million, or 18%, from the 2024 Quarter. A more detailed discussion of our segment results and other costs are included below in “Results of Operations.” See “Non-GAAP Financial Measures” below for additional information on Segment Margin.
Market Update
Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable, but are inherently uncertain. The uncertainties underlying our assumptions could cause our estimates to differ significantly from actual results, including with respect to the duration and severity of the lasting impacts of international conflicts and the result of any economic recession or depression that has occurred or may occur in the future as a result of or as it relates to changes in governmental policies (including with respect to tariffs or proposed tariffs, taxes, duties and similar matters affecting international trade) aimed at addressing inflation or other conditions or events, which could cause fluctuations in global economic conditions, including capital and credit markets. We will continue to monitor the current market environment and to the extent conditions deteriorate, we may identify triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in impairment charges that could be material to our results of operations.

Although the ultimate impacts of these international conflicts, changes in governmental policies (including with respect to tariffs or proposed tariffs, taxes, duties and similar matters) and fluctuations in global economic conditions, including capital and credit markets, are still unknown at this time, we believe the fundamentals of our core businesses continue to remain strong, and considering the current industry environment and capital market behavior, we have continued our focus on deleveraging our balance sheet as further explained below in “Liquidity and Capital Resources.”
Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2025 Quarter decreased $36.1 million, or 8%, from the 2024 Quarter and our total costs and expenses decreased $0.1 million between the two periods with an overall net decrease to operating income of $36.0 million as presented on the Unaudited Condensed Consolidated Statements of Operations. The decrease in our operating income during the 2025 Quarter is primarily due to: (i) an increase in general and administrative expenses of $25.9 million primarily related to transaction costs associated with the sale of our Alkali Business during the 2025 Quarter and (ii) an increase in depreciation and amortization of $6.8 million during the 2025 Quarter.
A substantial portion of our revenues and costs are derived from our onshore transportation and services segment, which includes the purchase and sale of crude oil in our crude oil marketing business as well as our other refinery-centric onshore operations. Additionally, our revenues and costs are derived from the operations within our offshore pipeline transportation segment and our marine transportation segment. We describe, in more detail below, the impact on revenues and costs for each of our businesses.
As it relates to our crude oil marketing business, the average closing price for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) decreased to $71.78 per barrel in the 2025 Quarter, as compared to $77.50 per barrel in the 2024 Quarter. We expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil and petroleum products, resulting in a minimal direct impact on Net income (loss), Segment Margin and Available Cash before Reserves. We have limited our direct commodity price exposure related to crude oil and petroleum products through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller impact on Net income (loss), Segment Margin and Available Cash before Reserves. However, we do have some indirect exposure to certain changes in prices for oil and petroleum products, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “ Risks Related to Our Business.”
We also have revenues and costs associated with our other refinery-centric operations including our sulfur services business, which we believe is one of the largest producers and marketers of NaHS in North and South America, and from our other logistical assets including pipelines, trucks, terminals, and rail unloading facilities.
We conduct our offshore crude oil and natural gas pipeline transportation and handling operations in the Gulf of America through our offshore pipeline transportation segment, which focuses on providing a suite of services to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large-reservoir, long-lived crude oil and natural gas properties located primarily offshore Texas, Louisiana and Mississippi. We own interests in various offshore crude oil and natural gas pipeline systems, platforms and related infrastructure and generate cash flows from fees to customers to utilize our assets. Our costs are primarily related to expenses incurred for the maintenance of our assets, employee compensation, and other operating costs.
Our marine transportation segment consists of (i) our inland marine fleet, which transports intermediate refined petroleum products, including asphalt, principally serving refineries and storage terminals along the Gulf Coast, Intracoastal Canal and western river systems of the U.S., primarily along the Mississippi River and its tributaries; (ii) our offshore marine fleet, which transports crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean; and (iii) our modern, double-hulled tanker, M/T American Phoenix. Our revenues are driven by the demand for our barge services and associated utilization of our fleets, as well as the day rates we charge, which can be dependent upon market conditions (including supply and demand in the market), amongst other factors. Our costs are principally related to the costs required to maintain our fleets, employee compensation, and other operating costs.
Refiners are the shippers of a majority of the volumes transported on our onshore crude oil pipelines, and refiners contracted for approximately 75% of the revenues from our marine transportation segment during the 2025 Quarter, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. Given these facts, we do not expect changes in commodity prices to impact our Net income (loss), Segment Margin or Available Cash before Reserves derived from our offshore crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil and petroleum products.
Segment Margin
The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Offshore pipeline transportation	$76,548	$97,806
Marine transportation	30,021	31,363
Onshore transportation and services	14,826	18,098
Total Segment Margin	$121,395	$147,267
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
A reconciliation of Net Income (Loss) from continuing operations before income taxes to total Segment Margin for the periods presented is as follows:

	Three Months Ended March 31,
	2025	2024
Income (loss) from continuing operations before income taxes	$(36,417)	$12,162
Net income attributable to noncontrolling interests	(8,769)	(7,603)
Corporate general and administrative expenses	41,676	15,211
Depreciation, amortization and accretion	59,011	52,163
Interest expense, net	70,038	62,334
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	6,092	6,808
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	(71)	247
Other non-cash items	(2,722)	(2,127)
Loss on debt extinguishment	844	—
Differences in timing of cash receipts for certain contractual arrangements(2)	(8,287)	8,072
Total Segment Margin	$121,395	$147,267
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

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$69,814	$81,405
Offshore natural gas pipeline revenue, excluding non-cash revenues	12,795	14,330
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses	(24,174)	(20,758)
Distributions from equity investments(1)	18,113	22,829
Offshore pipeline transportation Segment Margin	$76,548	$97,806

Volumetric Data 100% basis:
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	312,976	298,313
Poseidon	244,323	291,922
Odyssey	63,738	63,697
GOPL(2)	1,682	2,358
Total crude oil offshore pipelines	622,719	656,290

Natural gas transportation volumes (MMBtus/day)	401,764	407,556

Volumetric Data net to our ownership interest(3):
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	200,305	190,920
Poseidon	156,367	186,830
Odyssey	18,484	18,472
GOPL(2)	1,682	2,358
Total crude oil offshore pipelines	376,838	398,580

Natural gas transportation volumes (MMBtus/day)	104,831	117,179
(1)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting for the three months ended March 31, 2025 and 2024.
(2)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or “GOPL”) owns our undivided interest in the Eugene Island pipeline system.
(3)Volumes are the product of our effective ownership interest throughout the year multiplied by the relevant throughput over the given year.

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Offshore pipeline transportation Segment Margin for the 2025 Quarter decreased $21.3 million, or 22%, from the 2024 Quarter primarily due to several factors including: (i) an economic step-down in the rate on a certain existing life-of-lease transportation dedication; (ii) producer underperformance at several of the major fields attached to our pipeline infrastructure; and (iii) an increase in our operating costs. At the beginning of the third quarter of 2024, we reached the 10-year anniversary of a certain existing life-of-lease transportation dedication, which resulted in the contractual economic step-down of the associated transportation rate. In addition, there was an increase in producer downtime in the 2025 Quarter relative to the 2024 Quarter as a result of several wells being shut in due to certain sub-sea operational and technical challenges first encountered in the third quarter of 2024. The production from these wells impacted our results as they are molecules that we touch multiple times throughout our oil and natural gas pipeline infrastructure. Based on discussions with the producers from these impacted fields, the remediation work is nearing completion, and we expect a return to more normalized production rates from these fields by the third quarter of 2025. Outside of these issues, activity in and around our Gulf of America asset base continues to be robust, including incremental in-field drilling at existing fields that tie into our infrastructure, and first oil from new developments such as Salamanca and Shenandoah, which is expected in mid-2025.
Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 87 barges (78 inland and 9 offshore) with a combined transportation capacity of 3.0 million barrels, 43 push/tow boats (33 inland and 10 offshore), and a 330,000 barrel capacity ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended March 31,
	2025	2024
Revenues (in thousands):
Inland freight revenues	$33,210	$35,497
Offshore freight revenues	30,992	27,296
Other rebill revenues(1)	16,442	20,781
Total segment revenues	$80,644	$83,574

Operating costs, excluding non-cash expenses (in thousands)	$(50,623)	$(52,211)

Segment Margin (in thousands)	$30,021	$31,363

Fleet Utilization:(2)
Inland Barge Utilization	93.6%	100.0%
Offshore Barge Utilization	96.2%	99.2%
(1)Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2)Utilization rates are based on a 365-day year, as adjusted for planned downtime and dry-docking.
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Marine transportation Segment Margin for the 2025 Quarter decreased $1.3 million, or 4%, from the 2024 Quarter. We experienced slightly lower utilization rates during the 2025 Quarter in our inland barge service as a result of a temporary decline in refinery utilization during the first half of the period which recovered by the time we exited the 2025 Quarter. We expect demand for our service to remain strong throughout at least the remainder of 2025 as a result of the continued lack of new supply of similar type vessels (primarily due to higher construction costs and long lead times for construction) as well as the retirement of older vessels in the market. This slight decline was partially offset by a contractual rate increase on our M/T American Phoenix during the 2025 Quarter.

Onshore Transportation and Services Segment
Our onshore transportation and services segment includes terminaling, blending, storing, marketing, and transporting of crude oil and petroleum products, as well as the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced “nash”). Our onshore transportation and services segment utilizes an integrated set of pipelines, terminals, facilities, trucks and barges to facilitate the movement of crude oil, refined products, and other commodity products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals, rail unloading facilities, and refinery processing locations operating primarily within the U.S. Gulf Coast market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk purchased crude oil as well as the sale and delivery of NaHS and NaOH (also known as caustic soda) to customers. Through these assets we offer our customers a full suite of services, including the following as of March 31, 2025:
•facilitating the transportation of crude oil from producers and from our terminals, as well as those owned by third parties, to refineries via pipelines and trucks;
•purchasing/selling and/or transporting, storing, and blending crude oil from the wellhead to markets for ultimate use in refining;
•purchasing products from refiners, transporting those products to one of our terminals and blending those products to a quality that meets the requirements of our customers, storing, and selling those products (primarily fuel oil, asphalt and other heavy refined products) to wholesale markets;
•unloading railcars at our crude-by-rail terminals;
•providing sulfur removal services from crude oil processing operations at refining or petrochemical processing facilities;
•operating storage and transportation assets in relation to our sulfur removal services; and
•selling NaHS and caustic soda to large industrial and commercial companies.
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

Operating results from our onshore transportation and services segment were as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Gathering, marketing and logistics revenue	$143,979	$175,363
Crude oil pipeline tariffs and revenues	4,925	7,098
Sulfur services revenues, excluding non-cash revenues	37,853	42,403
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(127,763)	(160,141)
Operating costs, excluding non-cash expenses	(45,421)	(47,868)
Other	1,253	1,243
Segment Margin	$14,826	$18,098

Volumetric Data:
Onshore crude oil pipelines (average Bbls/day):
Texas	61,924	84,617
Jay	4,328	5,461
Mississippi	1,189	2,812
Louisiana(1)	38,173	72,856
Onshore crude oil pipelines total	105,614	165,746

Crude oil product sales (average Bbls/day)	19,968	23,437
Rail unload volumes (average Bbls/day)	20,492	1,240

NaHS volumes (Dry short tons “DST”)	25,873	29,037
NaOH (caustic soda) volumes (DST sold)	8,545	10,358
(1)Total daily volumes for the three months ended March 31, 2025 and March 31, 2024 include 18,609 and 30,176 Bbls/day, respectively, of intermediate refined petroleum products and 19,564 and 41,849 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Onshore transportation and services Segment Margin for the 2025 Quarter decreased $3.3 million, or 18%, from the 2024 Quarter primarily due to lower NaHS and caustic soda sales volumes and an overall decrease in volumes on our onshore crude oil pipeline systems. This decrease was partially offset by an increase in the rail unload volumes at our Scenic Station facility in the 2025 Quarter.

Other Costs, Interest and Income Taxes
General and administrative expenses

	Three Months Ended March 31,
	2025	2024
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$10,419	$11,778
Segment	680	682
Long-term incentive compensation expense	4,335	2,217
Third party costs related to business development activities and growth projects	25,208	23
Total general and administrative expenses	$40,642	$14,700
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Total general and administrative expenses for the 2025 Quarter increased by $25.9 million from the 2024 Quarter primarily due to the increase in third party costs related to business development activities and growth projects in the 2025 Quarter as a result of the transaction costs incurred associated with the sale of our Alkali Business.
Depreciation and amortization expense

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Depreciation expense	$53,600	$46,932
Amortization expense	2,571	2,459
Total depreciation and amortization expense	$56,171	$49,391
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Total depreciation and amortization expense for the 2025 Quarter increased by $6.8 million from the 2024 Quarter. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service, including a substantial portion of our CHOPS expansion project, subsequent to the period ended March 31, 2024.
Interest expense, net

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees), net	$4,025	$9,401
Interest expense, senior unsecured notes	70,538	61,581
Amortization of debt issuance costs, premium and discount	2,878	2,686
Capitalized interest	(7,403)	(11,334)
Interest expense, net	$70,038	$62,334
Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024
Interest expense, net for the 2025 Quarter increased by $7.7 million primarily due to an increase in interest expense on our senior unsecured notes and a decrease in capitalized interest during the 2025 Quarter as compared to the 2024 Quarter. The increase in interest expense associated with our senior unsecured notes was primarily related to the issuance of our 7.875% senior unsecured notes due May 15, 2032 (the “2032 Notes”) in May 2024, which have a higher principal and interest rate as compared to our 2026 Notes that were redeemed in June 2024. The decrease in capitalized interest in the 2025 Quarter is primarily attributable to the completion of certain phases of the CHOPS expansion project subsequent to the 2024 Quarter.

These increases were partially offset by lower interest expense on our senior secured credit facility during the 2025 Quarter as a result of the proceeds received from the sale of our Alkali Business on February 28, 2025 and the immediate pay-down of the outstanding borrowings on our senior secured credit facility at that time.
Income tax expense
A portion of our operations are owned by wholly-owned corporate subsidiaries that are taxable as corporations. As a result, a substantial portion of the income tax expense we record relates to the operations of those corporations and will vary from period to period as a percentage of our income before taxes based on the percentage of our income or loss that is derived from those corporations. The balance of the income tax expense we record relates to state taxes imposed on our operations that are treated as income taxes under generally accepted accounting principles and foreign income taxes.

Liquidity and Capital Resources
General
On July 19, 2024, we entered into the Seventh Amended and Restated Credit Agreement (the “credit agreement”) to replace our Sixth Amended and Restated Credit Agreement, which provides for a $900 million senior secured revolving credit facility that matures on September 1, 2028, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, provided that if more than $150 million of our 2028 Notes remain outstanding as of November 2, 2027, the credit agreement matures on such date.
On December 11, 2024 we entered into the First Amendment to the credit agreement, which resulted in several changes to the credit agreement terms including; (i) an increase of the maximum consolidated leverage ratio covenant from 5.50 to 1.00 to 5.75 to 1.00 for the fiscal quarters ending December 31, 2024 through September 30, 2025, returning to 5.50 to 1.00 thereafter; and (ii) changes to the minimum consolidated interest coverage ratio covenant from 2.40 to 1.00 to (A) 2.00 to 1.00 for the fiscal quarters ending December 31, 2024 through December 31, 2025, (B) 2.25 to 1.00 for the fiscal quarters ending March 31, 2026 through December 31, 2026, and (C) 2.50 to 1.00 for the remainder of the term.
On December 19, 2024, we issued $600.0 million in aggregate principal amount of our 8.000% senior unsecured notes due May 15, 2033 (the “2033 Notes”). Interest payments are due May 15 and November 15 of each year with the initial interest payment due on May 15, 2025. The issuance of our 2033 Notes generated net proceeds of approximately $589 million, net of issuance costs incurred. We used the net proceeds to repurchase $575 million in principal of our 2027 Notes and pay a portion of the accrued interest and tender premium and fees on the notes that were validly tendered.
On February 28, 2025 we completed the sale of our Alkali Business to an indirect affiliate of WE Soda Ltd. for a gross purchase price of $1.425 billion. We received cash of approximately $1.0 billion, which reflects the net proceeds after the payment of transaction costs and expenses and the assumption of our then outstanding Alkali senior secured notes by an indirect affiliate of WE Soda Ltd. We used the cash proceeds to pay down the outstanding balance on our senior secured credit facility as of February 28, 2025, repurchase certain of our outstanding Class A Convertible Preferred Units (discussed further below), redeem a portion of our outstanding senior unsecured notes (discussed further below), and for general partnership purposes.
In connection with the sale of our Alkali Business, we also entered into the Second Amendment to the credit agreement. This amendment provides for: (i) a reduction from $900 million to $800 million of total borrowing capacity under our senior secured credit facility; (ii) unlimited cash netting against our outstanding debt for purposes of our Consolidated Leverage calculation if our senior secured credit facility is undrawn at the end of a reporting period, otherwise a maximum netting of $25 million is allowed; and (iii) an increased permitted investment basket under certain circumstances that will allow us to opportunistically purchase existing private or public securities across our capital structure.
On March 6, 2025, we entered into purchase agreements with the Class A Convertible Preferred unitholders whereby we redeemed a total of 7,416,196 Class A Convertible Preferred Units at an average purchase price of $35.40 per unit. The redemption of these Class A Convertible Preferred Units, which carried an annual coupon rate of 11.24%, has allowed us to lower our overall cost of capital.
On April 3, 2025, using a portion of the cash proceeds from the sale of our Alkali Business, we redeemed the remaining $406.2 million of principal outstanding on the 2027 Notes, and paid the related accrued interest and redemption premium on those notes that were redeemed.
The successful completion of the above events, and in particular the sale of our Alkali Business, has kick-started the process of simplifying our capital structure, lowered our overall cost of capital and has resulted in no scheduled maturities of our senior unsecured notes or our senior secured credit facility until 2028. In addition, we have an ample amount of available borrowing capacity under our senior secured credit facility, subject to compliance with covenants in the credit agreement, to fund the remaining growth capital expenditures associated with our offshore growth projects that are expected to be completed in the second quarter of 2025, and continue to simplify our capital structure.
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
In addition, in an effort to return capital to our investors, we announced a common equity repurchase program (the “Repurchase Program”) on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be canceled. The Repurchase Program was originally scheduled to expire on December 31, 2024, but, in March 2025, we announced that our board of directors extended the Repurchase Program through December 31, 2026, unless expanded and extended prior thereto. To date, we have purchased only 114,900 Class A Common Units under the Repurchase Program.
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
At March 31, 2025, we did not have any borrowings outstanding under our senior secured credit facility. Our principal amount of debt outstanding totaled approximately $3.5 billion, which related to our senior unsecured notes. Our senior unsecured notes balance is comprised of $406.2 million of our 2027 Notes, $679.4 million of our 2028 Notes, $600.0 million of our 8.250% senior unsecured notes due January 15, 2029 (the “2029 Notes”), $500.0 million of our 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”), $700.0 million of our 2032 Notes and $600.0 million of our 2033 Notes.
The available borrowing capacity under our senior secured credit facility at March 31, 2025 is $795.5 million, subject to compliance with covenants. Our inventory financing sublimit as of March 31, 2025 was $10.7 million of the maximum allowed of $200 million. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
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

The storage of our inventory of crude oil and petroleum products can have a material impact on our cash flows from operating activities. In the month we pay for the stored crude oil or petroleum products, we borrow under our senior secured credit facility (or use cash on hand) to pay for the crude oil or petroleum products, utilizing a portion of our operating cash flows. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored crude oil or petroleum products. Additionally, for our exchange-traded derivatives, we may be required to deposit margin funds with the respective exchange when commodity prices increase as the value of the derivatives utilized to hedge the price risk in our inventory fluctuates. These deposits also impact our operating cash flows as we borrow under our senior secured credit facility or use cash on hand to fund the deposits.
See Note 15 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities during the first three months of 2025 and the first three months of 2024.
Net cash flows provided by our operating activities for the three months ended March 31, 2025 were $24.8 million compared to $125.9 million for the three months ended March 31, 2024. The decrease in cash flows from operating activities is primarily attributable to a decrease in our reported Segment Margin and negative changes in working capital in the first three months of 2025 relative to the first three months of 2024. In addition, cash flows provided by operating activities for the first three months of 2025 only included activity from the Alkali Business prior to the sale on February 28, 2025, whereas the first three months of 2024 included a full quarter of activity from the Alkali Business.
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

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$2,527	$2,080
Marine transportation assets	16,825	12,044
Onshore transportation and services assets	2,865	446
Information technology systems and corporate assets	427	505
Total maintenance capital expenditures	22,644	15,075
Growth capital expenditures:
Offshore pipeline transportation assets(1)	26,787	61,261
Marine transportation assets	165	266
Onshore transportation and services assets	311	6,095
Information technology systems and corporate assets	—	2,472
Total growth capital expenditures	27,263	70,094
Total capital expenditures for fixed and intangible assets	49,907	85,169
Capital expenditures related to equity investees	—	285
Total capital expenditures(2)	$49,907	$85,454
(1)Growth capital expenditures in our offshore pipeline transportation segment for 2025 and 2024 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder (see further discussion below in “Growth Capital Expenditures”).
(2)Excluded from the table above were total capital expenditures of $6.4 million and $18.6 million for the three months ended March 31, 2025 and 2024, respectively, associated with the Alkali Business that was sold on February 28, 2025.

Growth Capital Expenditures
During 2022, we entered into definitive agreements to provide transportation services for 100% of the crude oil production associated with two separate standalone deepwater developments, Shenandoah and Salamanca, that have a combined production capacity of approximately 200,000 barrels per day. In conjunction with these agreements, we are expanding the current capacity of our CHOPS pipeline and constructing the SYNC Pipeline to connect one of the developments to our existing asset footprint in the Gulf of America.
The CHOPS expansion includes a complete overhaul of the GB-72 topside facilities, reconnection of the CHOPS pipeline to the GB-72 platform, and the addition of pumps at both the HI-A5 and GB-72 platforms to upgrade processing capabilities and increase throughput. During the fourth quarter of 2024, we completed the overhaul of the GB-72 topside facilities and reconnected the CHOPS pipeline to the GB-72 platform. We plan to complete the installation of the additional pumps in the second quarter of 2025.
We have successfully laid the 105 miles of SYNC Pipeline and plan to connect it to the Shenandoah floating production system (FPS) when it arrives to its final location in the Gulf of America, currently expected in the second quarter of 2025.
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
Maintenance Capital Expenditures
Maintenance capital expenditures incurred during the first three months of 2025 and 2024 from our continuing operations primarily related to expenditures in our marine transportation segment to replace and upgrade certain equipment associated with our barge and fleet vessels during our dry-docks. Additionally, our offshore transportation assets require maintenance capital expenditures to replace, maintain and upgrade equipment at certain of our offshore platforms and pipelines that we operate. See further discussion under “Available Cash before Reserves” for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
In January 2025, we declared our quarterly distribution to our common unitholders of $0.165 per unit related to the fourth quarter of 2024. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions were paid on February 14, 2025 to unitholders of record at the close of business on January 31, 2025.
In April 2025, we declared our quarterly distribution to our common unitholders of $0.165 per unit related to the 2025 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on May 15, 2025 to unitholders of record at the close of business on April 30, 2025.
Guarantor Summarized Financial Information
Our $3.5 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries, except for certain immaterial subsidiaries. The non-Guarantor Subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business. See Note 10 in our Unaudited Condensed Consolidated Financial Statements for additional information regarding our consolidated debt obligations.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
March 31, 2025
(in thousands)
ASSETS(1):
Current assets	$892,483
Fixed assets, net	2,223,595
Non-current assets	730,148

LIABILITIES AND CAPITAL:(2)
Current liabilities	612,050
Non-current liabilities	3,817,894
Class A Convertible Preferred Units	552,523

Statement of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Three Months Ended March 31, 2025
(in thousands)
Revenues(3)	$347,597
Operating costs	350,023
Operating loss	(2,426)
Loss before income taxes	(60,816)
Net loss(2)	(60,960)
Less: Accumulated distributions attributable to Class A Convertible Preferred Units	(28,402)
Net loss attributable to common unitholders	$(89,362)
(1)Excluded from assets in the table above are net intercompany receivables of $161.7 million that are owed to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of March 31, 2025.
(2)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
(3)Excluded from revenues in the table above are $0.5 million of sales from Guarantor Subsidiaries to non-Guarantor Subsidiaries for the three months ended March 31, 2025.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the “Non-GAAP Financial Measures” as later discussed and defined.
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$(469,075)	$11,353
Income tax expense	144	809
Depreciation, amortization and accretion	59,011	52,163
Plus (minus) Select Items, net	19,589	11,027
Maintenance capital utilized(1)	(16,900)	(18,100)
Cash tax expense	(257)	(300)
Distributions to preferred unitholders	(19,942)	(21,894)
Loss on disposal of discontinued operations	432,193	—
Other non-cash items from discontinued operations(2)	15,584	18,990
Available Cash before Reserves	$20,347	$54,048
(1)For a description of the term “maintenance capital utilized”, please see the definition of the term “Available Cash before Reserves” discussed below. Maintenance capital expenditures in the 2025 Quarter and 2024 Quarter were $22.6 million and $15.1 million, respectively, which excludes maintenance capital expenditures of $4.6 million and $11.4 million, respectively, associated with the Alkali Business that was sold on February 28, 2025.
(2)Includes non-cash items such as depreciation, depletion and amortization and unrealized gains or losses on derivative transactions, amongst other items.
We define Available Cash before Reserves (“Available Cash before Reserves”) as Net income (loss) attributable to Genesis Energy, L.P. before interest, taxes, depreciation, and amortization (including impairment, write-offs, accretion and similar items) after eliminating other non-cash revenues, expenses, gains, losses and charges (including any loss on asset dispositions), plus or minus certain other select items that we view as not indicative of our core operating results (collectively, “Select Items”), as adjusted for certain items, the most significant of which in the relevant reporting periods have been the sum of maintenance capital utilized, interest expense, net, cash tax expense and cash distributions attributable to our Class A Convertible Preferred unitholders. Although we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. The most significant Select Items in the relevant reporting periods are set forth below.

		Three Months Ended March 31,
		2025	2024
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements(1)	$(8,287)	$8,072
	Certain non-cash items:
	Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	(71)	247
	Loss on debt extinguishment	844	—
	Adjustment regarding equity investees(2)	6,092	6,808
	Other	(2,722)	(2,127)
	Sub-total Select Items, net	(4,144)	13,000
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs	25,208	23
	Other	(1,475)	(1,996)
	Total Select Items, net(3)	$19,589	$11,027

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
Segment Margin
We define Segment Margin as revenues less product costs, operating expenses, and segment general and administrative expenses (all of which are net of the effects of our noncontrolling interest holders), plus or minus applicable Select Items (defined below) from our continuing operations. Although we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. Our CODM evaluates segment performance based on a variety of measures including Segment Margin, segment volumes where relevant and capital investment.
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
Forward Looking Statements
The statements in this Quarterly Report on Form 10-Q that are not historical information may be “forward looking statements” as defined under federal law. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions, estimated or projected future financial performance, and other such references are forward-looking statements, and historical performance is not necessarily indicative of future performance. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events (including production rates and other conditions and events), future operating results, the ability to generate sales, income or cash flow, the timing and anticipated benefits of our development projects and the expected performance of our offshore assets and other projects and business segments, the ability to simplify our capital structure and lower our cost of capital, and the availability of borrowing capacity to fund our growth capital expenditures are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:
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
•service interruptions in our pipeline transportation systems or processing operations, including due to adverse weather events;
•shutdowns or cutbacks at refineries, petrochemical plants, utilities, individual plants, or other businesses for which we transport crude oil, petroleum, natural gas or other products or to whom we sell petroleum or other products;
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
•the effects of future laws and regulations, including increased tariffs and proposed tariffs, taxes, duties and similar matters affecting international trade;
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

There were no changes during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the 2025 Quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
We sold our mine in Green River, Wyoming on February 28, 2025, and therefore are no longer required to provide information required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104).
Item 5. Other Information
None.

Item 6. Exhibits.
(a) Exhibits

2.1#
Membership Interest Purchase Agreement, dated February 28, 2025, by and among Genesis Energy, L.P., Genesis Alkali Holdings, LLC, Genesis Alkali Holdings Company, LLC, Ciner Enterprises Inc., and WE Soda US LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 27, 2025, File No. 001-12295).

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
10.1
Second Amendment and Consent to Seventh Amended and Restated Credit Agreement, dated as of February 27, 2025, among Genesis Energy, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 27, 2025, File No. 001-12295).

*	22.1	List of Issuers and Guarantor Subsidiaries.
*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Schema Document.
	101.CAL	XBRL Calculation Linkbase Document.
	101.LAB	XBRL Label Linkbase Document.
	101.PRE	XBRL Presentation Linkbase Document.
	101.DEF	XBRL Definition Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed herewith
#	Exhibits and Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	May 8, 2025	By:	/s/ KRISTEN O. JESULAITIS
Kristen O. Jesulaitis
Chief Financial Officer
(Duly Authorized Officer)