Form 10-Q
period 2025-06-30
GENESIS ENERGY LP
filed 2025-07-31
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,424,321 Class A Common Units and 39,997 Class B Common Units outstanding as of July 30, 2025.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,452	$7,352
Accounts receivable - trade, net	499,590	479,504
Inventories	58,184	37,782
Other	25,082	18,789
Current assets held for discontinued operations	—	368,307
Total current assets	587,308	911,734
FIXED ASSETS, at cost	5,342,394	5,280,860
Less: Accumulated depreciation	(1,816,766)	(1,740,974)
Net fixed assets	3,525,628	3,539,886
EQUITY INVESTEES	228,682	240,368
INTANGIBLE ASSETS, net of amortization	80,449	85,287
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	58,605	65,739
OTHER ASSETS	55,907	53,606
NON-CURRENT ASSETS - held for discontinued operations	—	1,839,113
TOTAL ASSETS	$4,838,538	$7,037,692
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$414,436	$388,245
Accrued liabilities	207,469	254,202
Current liabilities held for discontinued operations	—	216,308
Total current liabilities	621,905	858,755
SENIOR SECURED CREDIT FACILITY	71,600	291,000
SENIOR UNSECURED NOTES, net of debt issuance costs, discount and premium	3,035,915	3,436,860
DEFERRED TAX LIABILITIES	16,764	16,575
OTHER LONG-TERM LIABILITIES	374,950	389,161
LONG-TERM LIABILITIES - held for discontinued operations	—	529,558
Total liabilities	4,121,134	5,521,909

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 15,695,722 and 23,111,918 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	552,523	813,589

PARTNERS’ CAPITAL (DEFICIT):
Common unitholders, 122,464,318 units issued and outstanding at June 30, 2025 and December 31, 2024	(273,274)	279,891
Accumulated other comprehensive income	—	9,486
Noncontrolling interests	438,155	412,817
Total partners’ capital	164,881	702,194
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$4,838,538	$7,037,692
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUES:
Offshore pipeline transportation	$125,370	$99,024	$234,257	$201,014
Marine transportation	79,617	81,871	160,261	165,445
Onshore transportation and services	172,361	249,284	381,141	498,167
Total revenues	377,348	430,179	775,659	864,626
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	35,979	29,892	68,915	57,710
Marine transportation operating costs	49,977	50,602	100,866	103,010
Onshore transportation and services product costs	92,479	159,155	220,170	319,543
Onshore transportation and services operating costs	60,549	71,285	128,558	142,972
General and administrative	14,744	18,299	55,386	32,999
Depreciation and amortization	55,905	51,167	112,076	100,558
Total costs and expenses	309,633	380,400	685,971	756,792
OPERATING INCOME	67,715	49,779	89,688	107,834
Equity in earnings of equity investees	12,330	12,213	24,822	28,654
Interest expense, net	(60,754)	(64,539)	(130,792)	(126,873)
Other expense	(8,935)	(1,429)	(9,779)	(1,429)
Income (loss) from continuing operations before income taxes	10,356	(3,976)	(26,061)	8,186
Income tax benefit (expense)	(345)	11	(489)	(798)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	10,011	(3,965)	(26,550)	7,388
DISCONTINUED OPERATIONS (Note 4):
Income from discontinued operations, net of tax	—	2,578	8,448	10,181
Loss from disposal of discontinued operations	—	—	(432,193)	—
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	2,578	(423,745)	10,181
NET INCOME (LOSS)	10,011	(1,387)	(450,295)	17,569
Net income attributable to noncontrolling interests	(10,417)	(7,357)	(19,186)	(14,960)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(406)	$(8,744)	$(469,481)	$2,609
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(14,868)	(21,894)	(43,270)	(43,788)
NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS	$(15,274)	$(30,638)	$(512,751)	$(41,179)

Net loss from continuing operations per common unit - Basic and Diluted (Note 12)	$(0.12)	$(0.27)	$(0.73)	$(0.42)
Net loss per common unit - Basic and Diluted (Note 12)	$(0.12)	$(0.25)	$(4.19)	$(0.34)

WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,464	122,464	122,464	122,464
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$10,011	$(1,387)	$(450,295)	$17,569
Other comprehensive income:
Decrease in benefit plan liability held for discontinued operations	—	80	69	160
Total Comprehensive income (loss)	10,011	(1,307)	(450,226)	17,729
Comprehensive income attributable to noncontrolling interests	(10,417)	(7,357)	(19,186)	(14,960)
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$(406)	$(8,664)	$(469,412)	$2,769

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)

	Number of Common Units	Partners’ Capital (Deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital (deficit), March 31, 2025	122,464	$(237,793)	$425,402	$—	$187,609
Net income (loss)	—	(406)	10,417	—	10,011
Cash distributions to partners	—	(20,207)	—	—	(20,207)
Cash distributions to noncontrolling interests	—	—	(13,086)	—	(13,086)
Contributions from noncontrolling interests	—	—	15,422	—	15,422
Distributions to Class A Convertible Preferred unitholders	—	(14,868)	—	—	(14,868)
Partners’ capital (deficit), June 30, 2025	$122,464	$(273,274)	$438,155	$—	$164,881

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, March 31, 2024	122,464	$490,787	$375,946	$8,120	$874,853
Net income (loss)	—	(8,744)	7,357	—	(1,387)
Cash distributions to partners	—	(18,370)	—	—	(18,370)
Cash distributions to noncontrolling interests	—	—	(9,090)	—	(9,090)
Cash contributions from noncontrolling interests	—	—	7,200	—	7,200
Non-cash contribution to noncontrolling interests	—	(12,967)	12,967	—	—
Other comprehensive income	—	—	—	80	80
Distributions to Class A Convertible Preferred unitholders	—	(21,894)	—	—	(21,894)
Partners’ capital, June 30, 2024	122,464	$428,812	$394,380	$8,200	$831,392

	Number of Common Units	Partners’ Capital (Deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, December 31, 2024	122,464	$279,891	$412,817	$9,486	$702,194
Net income (loss)	—	(469,481)	19,186	—	(450,295)
Cash distributions to partners	—	(40,414)	—	—	(40,414)
Cash distributions to noncontrolling interests	—	—	(24,237)	—	(24,237)
Cash contributions from noncontrolling interests	—	—	30,389	—	30,389
Other comprehensive income	—	—	—	69	69
Disposal of benefit plan held for discontinued operations	—	—	—	(9,555)	(9,555)
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(43,270)	—	—	(43,270)
Partners’ capital (deficit), June 30 2025	$122,464	$(273,274)	$438,155	$—	$164,881

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, December 31, 2023	122,464	$519,698	$369,450	$8,040	$897,188
Net income	—	2,609	14,960	—	17,569
Cash distributions to partners	—	(36,740)	—	—	(36,740)
Cash distributions to noncontrolling interests	—	—	(19,197)	—	(19,197)
Cash contributions from noncontrolling interests	—	—	16,200	—	16,200
Non-cash contribution to noncontrolling interests	—	(12,967)	12,967	—	—
Other comprehensive income	—	—	—	160	160
Distributions to Class A Convertible Preferred unitholders	—	(43,788)	—	—	(43,788)
Partners’ capital, June 30, 2024	122,464	$428,812	$394,380	$8,200	$831,392
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(450,295)	$17,569
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation, depletion and amortization	130,938	151,384
Amortization and write-off of debt issuance costs, premium and discount	7,406	7,370
Loss from disposal of discontinued operations (Note 4)	432,193	—
Equity in earnings of investments in equity investees	(24,822)	(28,654)
Cash distributions of earnings of equity investees	24,560	28,654
Non-cash effect of long-term incentive compensation plans	5,638	9,786
Deferred and other tax liabilities	(68)	(13)
Unrealized gains on derivative transactions	(238)	(10,941)
Other, net	16,539	6,255
Net changes in components of operating assets and liabilities (Note 15)	(70,059)	49,232
Net cash provided by operating activities	71,792	230,642
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(136,142)	(346,443)
Proceeds from disposal of discontinued operations, net of cash divested (Note 4)	996,642	—
Cash distributions received from equity investees - return of investment	11,949	11,687
Investments in equity investees	—	(285)
Proceeds from asset sales	692	10,996
Net cash provided by (used in) investing activities	873,141	(324,045)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	494,900	766,600
Repayments on senior secured credit facility	(714,300)	(930,100)
Proceeds from issuance of senior unsecured notes (Note 10)	—	700,000
Repayment of senior unsecured notes (Note 10)	(414,370)	(339,310)
Repayment of Alkali senior secured notes	—	(5,815)
Debt issuance costs	(1,482)	(13,252)
Contributions from noncontrolling interests	30,389	16,200
Distributions to noncontrolling interests	(24,237)	(19,197)
Distributions to common unitholders	(40,414)	(36,740)
Distributions to Class A Convertible Preferred unitholders	(41,836)	(43,788)
Redemption of Class A Convertible Preferred Units (Note 11)	(262,500)	—
Other, net	3,817	3,266
Net cash provided by (used in) financing activities	(970,033)	97,864
Net increase (decrease) in cash, cash equivalents and restricted cash	(25,100)	4,461
Cash, cash equivalents and restricted cash at beginning of period	29,552	28,038
Cash, cash equivalents, and restricted cash at beginning of period: discontinued operations	22,200	21,806
Cash and cash equivalents at beginning of period: continuing operations	7,352	6,232
Cash, cash equivalents and restricted cash at end of period	4,452	32,499
Cash, cash equivalents and restricted cash at end of period: discontinued operations	—	28,065
Cash and cash equivalents at end of period: continuing operations	$4,452	$4,434
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
In the first quarter of 2025, we re-organized our operating segments as a result of the way our chief operating decision maker, who is our Chief Executive Officer (our “CODM”), evaluates the performance of operations, develops strategy and allocates resources, including capital. Our sulfur services business, formerly reported under our Soda and Sulfur Services reporting segment with our Alkali Business (as defined below), is now reported under our onshore transportation and services reporting segment along with our previously reported onshore facilities and transportation segment. As a result of this change, we now manage our businesses through the following three divisions that constitute our reportable segments:
•Offshore pipeline transportation, which includes the transportation and processing of crude oil and natural gas in the Gulf of America;
•Marine transportation, which provides waterborne transportation of petroleum products (primarily fuel oil, asphalt and other heavy refined products) and crude oil throughout North America; and
•Onshore transportation and services, which includes terminaling, blending, storing, marketing, and transporting crude oil and petroleum products, as well as the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced “nash”).
Basis of Presentation and Consolidation
The accompanying Unaudited Condensed Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries.
On February 28, 2025, we completed the sale of our trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling business based in Wyoming (the “Alkali Business”) for a gross purchase price of approximately $1.425 billion. The Company determined that the exit of the Alkali Business and its operations in Wyoming represented a strategic and geographic shift that met the criteria for discontinued operations (see Note 4 for further discussion). Accordingly, the Company has separately reported the operations from the Alkali Business in the Unaudited Condensed Consolidated Statements of Operations and the related assets and liabilities of the Alkali Business in the Unaudited Condensed Consolidated Balance Sheets as discontinued operations. These changes have been applied retrospectively to all periods presented. The disclosures included within the accompanying notes to the Unaudited Condensed Consolidated Financial Statements are representative of the Company’s continuing operations.
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
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30, 2025
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$125,370	$79,617	$16,713	$221,700
Product sales	—	—	137,885	137,885
Sulfur services	—	—	17,763	17,763
Total revenues	$125,370	$79,617	$172,361	$377,348

	Three Months Ended June 30, 2024
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$99,024	$81,871	$16,199	$197,094
Product sales	—	—	212,659	212,659
Sulfur services	—	—	20,426	20,426
Total revenues	$99,024	$81,871	$249,284	$430,179

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the disaggregation of our revenues by major category for the six months ended June 30, 2025 and 2024, respectively:

	Six Months Ended June 30, 2025
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$234,257	$160,261	$30,218	$424,736
Product sales	—	—	312,148	312,148
Sulfur services	—	—	38,775	38,775
Total revenues	$234,257	$160,261	$381,141	$775,659

	Six Months Ended June 30, 2024
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$201,014	$165,445	$29,486	$395,945
Product sales	—	—	425,368	425,368
Sulfur services	—	—	43,313	43,313
Total revenues	$201,014	$165,445	$498,167	$864,626
The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time for delivery of products.
Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at June 30, 2025 and December 31, 2024:

	Contract Assets	Contract Liabilities
	Other Assets	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2024	$5,174	$41,618	$82,164
Balance at June 30, 2025	6,498	33,400	73,350
For the six months ended June 30, 2025 and 2024, we recognized revenue of $21.4 million and $6.8 million, respectively, that was included in contract liabilities at the beginning of the period.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the aggregate amount of our transaction prices that are allocated to unsatisfied performance obligations as of June 30, 2025. However, we are permitted to utilize the following exemptions:
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
The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Transportation and Services
Remainder of 2025	$125,255	$14,947
2026	208,315	29,931
2027	139,076	14,763
2028	61,272	10,000
2029	30,400	2,500
Thereafter	83,888	—
Total	$648,206	$72,141

4. Discontinued Operations
On February 28, 2025, we completed the sale of the Alkali Business to an indirect affiliate of WE Soda Ltd for a gross purchase price of $1.425 billion. The sale generated proceeds of approximately $1.0 billion, which reflects the net proceeds after the payment of transaction costs and expenses, the assumption of $413.4 million of our then outstanding 5.875% senior secured notes due 2042 (the “Alkali senior secured notes”) by an indirect affiliate of WE Soda Ltd, and cash divested.
A reconciliation of the line items constituting pretax income from discontinued operations to net income (loss) from discontinued operations, net of tax is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Major classes of line items constituting income (loss) from discontinued operations:
Revenues	$—	$326,082	$200,532	$661,740
Operating costs	—	(290,447)	(168,871)	(587,413)
General and administrative	—	(247)	(156)	(556)
Depreciation, depletion and amortization	—	(26,446)	(18,862)	(50,826)
Interest expense, net	—	(6,331)	(4,179)	(12,731)
Pretax income from discontinued operations	—	2,611	8,464	10,214
Loss from the sale of the Alkali Business	—	—	(432,193)	—
Total pretax income (loss) from discontinued operations	—	2,611	(423,729)	10,214
Income tax expense	—	(33)	(16)	(33)
Net income (loss) from discontinued operations, net of tax	$—	$2,578	$(423,745)	$10,181

A summary of our cash flows associated with our discontinued operations is as follows:

	Six Months Ended June 30,
	2025	2024
Net cash flows provided by operating activities	$31,453	$136,985
Net cash flows used in investing activities	(11,666)	(124,911)
Net cash flows used in financing activities	—	(5,815)

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

Lessor Arrangements
We have certain contracts discussed below in which we act as a lessor. We may also, from time to time, sublease certain of our transportation and facilities equipment to third parties.
Operating Leases
During the three and six months months ended June 30, 2025 and 2024, we acted as a lessor in a revenue contract associated with our 330,000 barrel-capacity ocean going tanker, the M/T American Phoenix, included in our marine transportation segment. Our lease revenues for this arrangement were $7.4 million and $7.1 million for the three months ended June 30, 2025 and 2024, respectively, and $14.6 million and $13.9 million for the six months ended June 30, 2025 and 2024, respectively.
The M/T American Phoenix is under contract through mid-2027. For the remainder of 2025, 2026, and through the expiration of the contract in 2027, we expect to receive undiscounted cash flows from lease payments of $14.9 million, $30.6 million, and $15.2 million, respectively. Our agreements generally contain clauses that may limit the use of the asset or require certain actions be taken by the lessee to maintain the asset for future performance.
6. Inventories
The major components of inventories were as follows:

	June 30, 2025	December 31, 2024
Crude oil	$41,567	$20,381
NaHS	8,499	10,902
Caustic soda	8,118	6,499
Total	$58,184	$37,782
Inventories are valued at the lower of cost or net realizable value. As of June 30, 2025 and December 31, 2024, the net realizable value of inventories was below cost by $0.2 million and $0.4 million, respectively, which triggered a reduction of the value of inventory in our Unaudited Condensed Consolidated Financial Statements by this amount.

7. Fixed Assets and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	June 30, 2025	December 31, 2024
Crude oil and natural gas pipelines and related assets	$3,507,121	$3,367,908
Onshore facilities, machinery and equipment	290,655	293,436
Transportation equipment	24,273	22,976
Marine vessels	1,067,572	1,062,720
Land, buildings and improvements	88,545	88,545
Office equipment, furniture and fixtures	10,337	10,101
Construction in progress(1)	327,226	408,509
Other	26,665	26,665
Fixed assets, at cost	5,342,394	5,280,860
Less: Accumulated depreciation	(1,816,766)	(1,740,974)
Net fixed assets	$3,525,628	$3,539,886
(1)Construction in progress primarily relates to our ongoing offshore growth capital projects, which are expected to be completed in 2025, and represents 100% of the costs incurred, including those funded by our noncontrolling interest holder.
Our depreciation expense for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation expense	$53,347	$48,715	$106,947	$95,647
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2024:

ARO liability balance, December 31, 2024	$254,054
Accretion expense	5,946
Settlements	(1,321)
ARO liability balance, June 30, 2025	$258,679
At June 30, 2025 and December 31, 2024, $25.8 million is included as current in “Accrued liabilities” on our Unaudited Condensed Consolidated Balance Sheets. The remainder of the ARO liability as of June 30, 2025 and December 31, 2024 is included in “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheets.
Certain of our unconsolidated affiliates have AROs recorded at June 30, 2025 and December 31, 2024 relating to contractual agreements and regulatory requirements. In addition, certain entities that we consolidate have non-controlling interest owners that are responsible for their representative share of future costs of the related ARO. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
8. Equity Investees
We account for our ownership in certain of our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At June 30, 2025 and December 31, 2024, the unamortized excess cost amounts totaled $270.0 million and $277.1 million, respectively. We amortize the differences in carrying value as changes in equity earnings.

The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Genesis’ share of operating earnings	$15,896	$15,779	$31,954	$35,786
Amortization of differences attributable to Genesis’ carrying value of equity investments	(3,566)	(3,566)	(7,132)	(7,132)
Equity in earnings of equity investees	$12,330	$12,213	$24,822	$28,654
Distributions received(1)	$17,925	$17,092	$36,509	$40,341
(1) Distributions attributable to the respective period and received within 15 days subsequent to the respective period end.
Poseidon’s Revolving Credit Facility
Poseidon Oil Pipeline Company, LLC (“Poseidon”) has a revolving credit facility, which was amended and restated on May 9, 2025 (the “May 2025 credit facility”). Borrowings under Poseidon’s revolving credit facility have historically been used to fund spending on capital projects. The May 2025 credit facility, which matures on May 9, 2029, is non-recourse to Poseidon’s owners and secured by its assets. The May 2025 credit facility contains customary covenants such as restrictions on debt levels, liens, guarantees, mergers, sale of assets and distributions to owners. A breach of any of these covenants could result in acceleration of the maturity date of Poseidon’s debt. Poseidon was in compliance with the terms of its credit agreement for all periods presented in these Unaudited Condensed Consolidated Financial Statements.
9. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Offshore pipeline contract intangibles	$158,101	$82,518	$75,583	$158,101	$78,357	$79,744
Other	22,864	17,998	4,866	22,633	17,090	5,543
Total	$180,965	$100,516	$80,449	$180,734	$95,447	$85,287

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Amortization of intangible assets	$2,558	$2,452	$5,129	$4,911
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2025	$5,153
	2026	9,911
	2027	9,336
	2028	8,652
	2029	8,592

10. Debt
Our obligations under debt arrangements consisted of the following:

	June 30, 2025			December 31, 2024
	Principal	Unamortized Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value
Senior secured credit facility(1)	$71,600	$—	$71,600	$291,000	$—	$291,000
8.000% senior unsecured notes due 2027	—	—	—	406,245	933	405,312
7.750% senior unsecured notes due 2028	679,360	3,873	675,487	679,360	4,622	674,738
8.250% senior unsecured notes due 2029	600,000	12,353	587,647	600,000	13,993	586,007
8.875% senior unsecured notes due 2030	500,000	6,353	493,647	500,000	7,015	492,985
7.875% senior unsecured notes due 2032	700,000	10,698	689,302	700,000	11,476	688,524
8.000% senior unsecured notes due 2033	600,000	10,168	589,832	600,000	10,706	589,294
Total long-term debt	$3,150,960	$43,445	$3,107,515	$3,776,605	$48,745	$3,727,860
(1)Unamortized debt issuance costs associated with our senior secured credit facility (included in “Other Assets” on the Unaudited Condensed Consolidated Balance Sheets), were $6.4 million and $7.9 million as of June 30, 2025 and December 31, 2024, respectively.
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

At June 30, 2025, the key terms for rates under our senior secured credit facility (which are dependent on our leverage ratio as defined in the credit agreement) are as follows:
•The interest rate on borrowings may be based on an alternate base rate or Term Secured Overnight Financing Rate (“SOFR”), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our credit agreement) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. The Adjusted Term SOFR is equal to the sum of (a) the Term SOFR rate (as defined in our credit agreement) for such period plus (b) the Term SOFR Adjustment of 0.1% plus (c) the applicable margin. The applicable margin varies from 2.25% to 3.50% on Term SOFR borrowings and from 1.25% to 2.50% on alternate base rate borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At June 30, 2025, the applicable margins on our borrowings were 2.50% for alternate base rate borrowings and 3.50% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fee rates range from 2.25% to 3.50% based on our leverage ratio as computed under the credit agreement and can fluctuate quarterly. At June 30, 2025, our letter of credit rate was 3.50%.
•We pay a commitment fee on the unused portion of the senior secured credit facility. The commitment fee rates on the unused committed amount range from 0.30% to 0.50% per annum depending on our leverage ratio. At June 30, 2025, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the senior secured credit facility by an additional $150 million, subject to lender consent and certain other customary conditions.
At June 30, 2025, we had $71.6 million borrowed under our senior secured credit facility. Our inventory financing sublimit as of June 30, 2025 was $36.0 million of the maximum allowed of $200 million. Our credit agreement allows up to $50 million of the capacity to be used for letters of credit, of which $4.5 million was outstanding at June 30, 2025. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings, periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our senior secured credit facility at June 30, 2025 was $723.9 million, subject to compliance with covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Senior Unsecured Notes Transactions
On April 3, 2025, using a portion of the cash proceeds from the sale of the Alkali Business, we redeemed the remaining $406.2 million of principal outstanding on the 8.000% senior unsecured notes due January 15, 2027 (the “2027 Notes”), and paid the related accrued interest and redemption premium on those notes that were redeemed. We incurred a net loss of $8.9 million associated with the redemption premium and the write-off of the related unamortized debt issuance costs and premium on the redeemed 2027 Notes, which is recorded in “Other expense” in our Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2025.
On May 9, 2024, we issued $700.0 million in aggregate principal amount of 7.875% senior unsecured notes due May 15, 2032 (the “2032 Notes”). The issuance of our 2032 Notes generated net proceeds of approximately $688 million, net of issuance costs incurred. The net proceeds were used to redeem $339.3 million of our existing 6.25% senior unsecured notes due May 15, 2026 (the “2026 Notes”) and pay the related accrued interest. The remaining proceeds were used to repay a portion of the borrowings outstanding under our senior secured credit facility at the time, and for general partnership purposes. We incurred a loss of $1.4 million associated with the write-off of the related unamortized debt issuance costs on our 2026 Notes, which is recorded in “Other expense” in our Unaudited Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2024.
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
11. Partners’ Capital (Deficit), Mezzanine Capital and Distributions
At June 30, 2025, our outstanding common units consisted of 122,424,321 Class A Common Units and 39,997 Class B Common Units. The Class A Common Units are traditional common units in us. The Class B Common Units are identical to the Class A Common Units and, accordingly, have voting and distribution rights equivalent to those of the Class A Common Units, and, in addition, the Class B Common Units have the right to elect all of our board of directors and are convertible into

Class A Common Units under certain circumstances, subject to certain exceptions. At June 30, 2025, we had 15,695,722 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
In an effort to return capital to our investors, we announced a common equity repurchase program (the “Repurchase Program”) on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be canceled. The Repurchase Program will be reviewed no later than December 31, 2026 and may be suspended or discontinued at any time prior thereto. During 2024 and 2025, we did not repurchase any Class A Common Units, and to date, we have purchased 114,900 Class A Common Units under the Repurchase Program.
Distributions
We paid, or will pay, the following cash distributions to our common unitholders in 2024 and 2025:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2024
1st Quarter	May 15, 2024	$0.150	$18,370
2nd Quarter	August 14, 2024	$0.150	$18,370
3rd Quarter	November 14, 2024	$0.165	$20,207
4th Quarter	February 14, 2025	$0.165	$20,207
2025
1st Quarter	May 15, 2025	$0.165	$20,207
2nd Quarter(1)	August 14, 2025	$0.165	$20,207
(1)This distribution was declared in July 2025 and will be paid to unitholders of record as of July 31, 2025.

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
Accounting for the Class A Convertible Preferred Units
Our Class A Convertible Preferred Units are considered redeemable securities under GAAP due to the existence of redemption provisions upon a deemed liquidation event that is outside of our control. Therefore, we present them as temporary equity in the mezzanine section of the Unaudited Condensed Consolidated Balance Sheets. We initially recognized our Class A Convertible Preferred Units at their issuance date fair value, net of issuance costs, as they were not then redeemable and we did not have plans or expect any events that constitute a change of control in our partnership agreement.
On March 6, 2025, we entered into purchase agreements with certain Class A Convertible Preferred unitholders whereby we purchased a total of 7,416,196 Class A Convertible Preferred Units (the “Purchased Units”) at a purchase price of $35.40 per unit. In addition, we paid a distribution of $5.1 million (or $0.6841 per Purchased Unit), which represented distributions that accrued on the Purchased Units from January 1, 2025 through March 6, 2025.
Net Income (Loss) Attributable to Genesis Energy, L.P. is adjusted for distributions and returns attributable to the Class A Convertible Preferred Units that are paid in the period to arrive at Net Loss attributable to Common Unitholders. Net Income (Loss) Attributable to Genesis Energy, L.P. was reduced by $14.9 million and $41.8 million for the three and six months ending June 30, 2025, respectively, and $21.9 million and $43.8 million for the three and six months ending June 30, 2024, respectively, due to Class A Convertible Preferred Unit distributions paid in the period (Class A Convertible Preferred Unit distributions are summarized in the table below). For the six months ended June 30, 2025, Net Loss Attributable to Genesis Energy L.P. was also reduced by $1.4 million due to returns attributable to the Class A Convertible Preferred Units accumulated in the period.

As of June 30, 2025, we will not be required to further adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would be redeemed. Once redemption becomes probable, we would adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date redemption first becomes probable and the date the units could first be redeemed.
We paid, or will pay, by the dates noted below, the following cash distributions to our Class A Convertible Preferred unitholders in 2024 and 2025:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2024
1st Quarter	May 15, 2024	$0.9473	$21,894
2nd Quarter	August 14, 2024	$0.9473	$21,894
3rd Quarter	November 14, 2024	$0.9473	$21,894
4th Quarter	February 14, 2025	$0.9473	$21,894
2025
1st Quarter(1)	May 15, 2025	$0.9473	$19,942
2nd Quarter(2)	August 14, 2025	$0.9473	$14,868
(1)Approximately $5.1 million of this distribution is associated with the Purchased Units and was paid on March 6, 2025.
(2)This distribution was declared in July 2025 and will be paid to unitholders of record as of July 31, 2025.
Noncontrolling Interests
We own a 64% membership interests in Cameron Highway Oil Pipeline Company, LLC (“CHOPS”) and are the operator of its pipeline and associated assets (the “CHOPS Pipeline”). We also own an 80% membership interest in Independence Hub, LLC. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our Unaudited Condensed Consolidated Balance Sheets amounts shown as noncontrolling interests in Partners’ Capital (Deficit).
12. Net Income (Loss) Per Common Unit
Basic net income (loss) per common unit is computed by dividing net income (loss) attributable to Genesis Energy, L.P., after considering income attributable to our Class A Convertible Preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income (loss) per common unit calculation for the period being presented. The numerator is adjusted for distributions declared in the period, undeclared distributions that accumulated during the period, and any returns that accumulated in the period. For the three and six months ended June 30, 2025 and 2024, the effect of the assumed conversion of the Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.

The following table illustrates the computation of basis and diluted net income (loss) per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss) from continuing operations	$10,011	$(3,965)	$(26,550)	$7,388
Less: Net income attributable to noncontrolling interests	(10,417)	(7,357)	(19,186)	(14,960)
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(14,868)	(21,894)	(43,270)	(43,788)
Net loss attributable to common unitholders from continuing operations	(15,274)	(33,216)	(89,006)	(51,360)
Net income (loss) from discontinued operations	—	2,578	(423,745)	10,181
Net loss attributable to common unit holders	$(15,274)	$(30,638)	$(512,751)	$(41,179)

Weighted average outstanding units	122,464	122,464	122,464	122,464

Net loss from continuing operations per common unit - Basic and Diluted	$(0.12)	$(0.27)	$(0.73)	$(0.42)
Net income (loss) from discontinued operations per common unit - Basic and Diluted	—	0.02	(3.46)	0.08
Net loss per common unit - Basic and Diluted	$(0.12)	$(0.25)	$(4.19)	$(0.34)
13. Business Segment Information
In the first quarter of 2025, we reorganized our operating segments as a result of the way our CODM evaluates the performance of operations, develops strategy and allocates resources, including capital. Our sulfur services business, formerly reported under our soda and sulfur services reporting segment with our previously owned Alkali Business (see Note 4), is now reported under our onshore transportation and services reporting segment. As a result of this change, we now manage our businesses through three divisions that constitute our reportable segments. Our reportable segments are primarily organized around the different products and services we provide to our customers and include the following: (i) offshore pipeline transportation; (ii) marine transportation; and (iii) onshore transportation and services.
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

Segment information for the periods presented below was as follows:

	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Total
Three Months Ended June 30, 2025
Revenues:
External Customers	$125,128	$79,617	$172,603	$377,348
Intersegment Revenue(1)	242	—	(242)	—
Total revenues of reportable segments(2)	$125,370	$79,617	$172,361	$377,348
Segment Operating Expenses	(35,979)	(49,977)	(60,549)	(146,505)
Segment Product Costs	—	—	(92,479)	(92,479)
Other Segment Items(3)	(1,797)	177	(875)	(2,495)
Segment Margin(4)	$87,594	$29,817	$18,458	$135,869

Three Months Ended June 30, 2024
Total revenues of reportable segments(2)(5)	$99,024	$81,871	$249,284	$430,179
Segment Operating Expenses	(29,892)	(50,602)	(71,285)	(151,779)
Segment Product Costs	—	—	(159,155)	(159,155)
Other Segment Items(3)	16,999	274	1,398	18,671
Segment Margin(4)	$86,131	$31,543	$20,242	$137,916

Six Months Ended June 30, 2025
Revenues:
External Customers	$234,015	$160,261	$381,383	$775,659
Intersegment Revenue(1)	242	—	(242)	—
Total revenues of reportable segments(2)	$234,257	$160,261	$381,141	$775,659
Segment Operating Expenses	(68,915)	(100,866)	(128,558)	(298,339)
Segment Product Costs	—	—	(220,170)	(220,170)
Other Segment Items(3)	(1,200)	443	871	114
Segment Margin(4)	$164,142	$59,838	$33,284	$257,264

Six Months Ended June 30, 2024
Total revenues of reportable segments(2)(5)	$201,014	$165,445	$498,167	$864,626
Segment Operating Expenses	(57,710)	(103,010)	(142,972)	(303,692)
Segment Product Costs	—	—	(319,543)	(319,543)
Other Segment Items(3)	40,633	471	2,688	43,792
Segment Margin(4)	$183,937	$62,906	$38,340	$285,183
(1)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
(2)Total revenues of reportable segments in the table above agrees to “Total revenues” as seen in our Unaudited Condensed Consolidated Statements of Operations for each respective period.
(3)Other Segment Items primarily includes adjustments related to the difference in timing of cash receipts for certain contractual agreements (applicable to our offshore pipeline transportation and onshore transportation and services segments), segment general and administrative expenses less the non-cash effects of our LTIP plan (applicable to all reportable segments), net effects of our noncontrolling interests (applicable to our offshore pipeline transportation segment), adjustments to include distributable cash generated by our equity investees (applicable to our offshore pipeline transportation and onshore transportation and services segments), and unrealized gains and losses from the valuation of our commodity derivative transactions (excluding fair value hedges) (applicable to our onshore transportation and services segment).
(4)A reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin for the periods is presented below.
(5)There were no intersegment revenues for the three and six months ended June 30, 2024.

Total assets by reportable segment were as follows:

	June 30, 2025	December 31, 2024
Offshore pipeline transportation	$2,769,350	$2,748,296
Marine transportation	629,719	641,082
Onshore transportation and services	1,398,152	1,401,238
Total reportable segment assets	$4,797,221	$4,790,616
Other assets	41,317	39,656
Assets held for discontinued operations	—	2,207,420
Total consolidated assets	$4,838,538	$7,037,692
Total growth and maintenance capital expenditures for fixed and intangible assets (including enhancements to existing facilities and construction of growth projects as well as contributions to equity investees) by reportable segment for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
	2025	2024
Offshore pipeline transportation(1)	$59,136	$119,414
Marine transportation	29,452	41,842
Onshore transportation and services	4,575	13,816
Total reportable segment capital expenditures	$93,163	$175,072
Other	654	6,088
Total consolidated capital expenditures(2)	$93,817	$181,160
(1)Capital expenditures in our offshore pipeline transportation segment for the six months ended June 30, 2025 and 2024 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder.
(2)Growth and maintenance capital expenditures related to our previously owned Alkali Business are associated with our discontinued operations and are not included in the table above.
Reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) from continuing operations before income taxes	$10,356	$(3,976)	$(26,061)	$8,186
Net income attributable to noncontrolling interests	(10,417)	(7,357)	(19,186)	(14,960)
Corporate general and administrative expenses	15,068	19,405	56,744	34,616
Depreciation, amortization and accretion	59,011	53,940	118,022	106,103
Interest expense, net	60,754	64,539	130,792	126,873
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	5,595	4,879	11,687	11,687
Unrealized gains on derivative transactions excluding fair value hedges, net of changes in inventory value	(133)	(289)	(204)	(42)
Other non-cash items	(4,229)	(2,474)	(6,951)	(4,601)
Loss on extinguishment of debt (Note 10)	8,935	1,429	9,779	1,429
Differences in timing of cash receipts for certain contractual arrangements(2)	(9,071)	7,820	(17,358)	15,892
Total Segment Margin	$135,869	$137,916	$257,264	$285,183
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.

14. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Revenues from services and fees to Poseidon(1)	$4,148	$6,025	$8,317	$11,008
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$330	$330
Charges for products purchased from Poseidon(1)	266	298	542	584
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
Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the three and six months ended June 30, 2025 include $2.7 million and $5.3 million, respectively, of fees we earned through the provision of services under that agreement. Our revenues for the three and six months ended June 30, 2024 include $2.6 million and $5.2 million, respectively, of fees we earned through the provision of services under that agreement. At June 30, 2025 and December 31, 2024, Poseidon owed us $3.8 million and $1.9 million for services rendered, respectively.
15. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Six Months Ended June 30,
	2025	2024
(Increase) decrease in:
Accounts receivable	$(13,139)	$73,043
Inventories	(26,318)	40,761
Deferred charges	(22,185)	6,497
Other current assets	(4,521)	10,696
Increase (decrease) in:
Accounts payable	17,903	(68,308)
Accrued liabilities	(21,799)	(13,457)
Net changes in components of operating assets and liabilities	$(70,059)	$49,232
Payments of interest and commitment fees were $152.1 million and $113.5 million for the six months ended June 30, 2025 and 2024, respectively.
We capitalized interest of $14.8 million and $23.3 million during the six months ended June 30, 2025 and June 30, 2024, respectively.
At June 30, 2025 and 2024, we had incurred liabilities for fixed and intangible asset additions totaling $12.7 million and $38.8 million, respectively, that had not been paid at the end of the quarter. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited

Condensed Consolidated Statements of Cash Flows. The amounts as of June 30, 2025 and 2024 primarily relate to the capital expenditures associated with our offshore growth capital projects.
16. Derivatives
Crude Oil and Petroleum Products Hedges
We have exposure to commodity price changes related to our petroleum inventory and purchase commitments. We utilize derivative instruments (futures, options and swap contracts) to hedge our exposure to crude oil, fuel oil and other petroleum products. Our decision as to whether to designate derivative instruments as fair value hedges for accounting purposes relates to our expectations of the length of time we expect to have the commodity price exposure and our expectations as to whether the derivative contract will qualify as highly effective under accounting guidance in limiting our exposure to commodity price risk. We recognize any changes in the fair value of our derivative contracts as increases or decreases in “Onshore transportation and services product costs” in the Unaudited Condensed Consolidated Statements of Operations. The recognition of changes in fair value of the derivative contracts not designated as hedges for accounting purposes can occur in reporting periods that do not coincide with the recognition of gain or loss on the actual transaction being hedged. Therefore, we will, on occasion, report gains or losses in one period that will be partially offset by gains or losses in a future period when the hedged transaction is completed.
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
Balance Sheet Netting and Broker Margin Accounts
Our accounting policy is to offset over-the-counter derivative assets and liabilities executed with the same counterparty based on the contract settlement month. Accordingly, we also offset fair value amounts recorded for our exchange-traded derivative contracts against required margin funding in “Current Assets - Other” in our Unaudited Condensed Consolidated Balance Sheets. Our derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange. Margin requirements are intended to mitigate a party’s exposure to market volatility and counterparty credit risk. On a daily basis, our account equity (consisting of the sum of our cash margin balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.
As of June 30, 2025, we had a net broker receivable of approximately $1.6 million (consisting of initial margin of $1.0 million increased by $0.6 million variation margin). As of December 31, 2024, we had a net broker receivable of approximately $0.9 million (consisting of initial margin of $1.1 million decreased by $0.2 million of variation margin).  At June 30, 2025 and December 31, 2024, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
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

Outstanding Derivatives
At June 30, 2025, we had the following outstanding derivative contracts that were entered into to economically hedge inventory and fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	197	—
Weighted average contract price per Bbl	$62.71	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	85	103
Weighted average contract price per Bbl	$67.44	$66.51
Crude oil swaps:
Contract volumes (1,000 Bbls)	40	40
Weighted average contract price per Bbl	$61.91	$58.49
Crude oil options:
Contract volumes (1,000 Bbls)	30	—
Weighted average premium received/paid	$0.09	$—

Fair Value of Derivative Assets and Liabilities
The following tables reflect the estimated fair value position of our derivatives at June 30, 2025 and December 31, 2024:

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		June 30, 2025	December 31, 2024
Asset Derivatives:
Commodity derivatives - futures, swaps and options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$294	$96
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(294)	(96)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$555	$94
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(555)	(94)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Commodity derivatives - futures, swaps and options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(113)	$(182)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	113	182
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(935)	$(637)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	935	637
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
(1)As noted above, our exchange-traded derivatives are transacted through brokerage accounts and subject to margin requirements. We offset fair value amounts recorded for our exchange-traded derivative contracts against required margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets within “Current Assets - Other”.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income (Loss)
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
Commodity derivatives - futures, swaps and options:
Contracts designated as hedges under accounting guidance	Onshore transportation and services product costs	$1,370	$(59)	$1,087	$(2,977)
Contracts not considered hedges under accounting guidance	Onshore transportation and services product costs	(455)	(44)	(542)	(286)
Total commodity derivatives		$915	$(103)	$545	$(3,263)

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity and fuel derivatives:
Assets	$849	$—	$—	$190	$—	$—
Liabilities	$(1,048)	$—	$—	$(819)	$—	$—
Our commodity derivatives include exchange-traded futures. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.
See Note 16 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility at June 30, 2025 and December 31, 2024 approximated its fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At June 30, 2025 and December 31, 2024, our senior unsecured notes had a carrying value of approximately $3.1 billion and $3.5 billion, respectively, and a fair value of approximately $3.2 billion and $3.5 billion, respectively. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Forward Looking Statements
Overview
We reported Net Income from Continuing Operations of $10.0 million during the three months ended June 30, 2025 (the “2025 Quarter”) compared to Net Loss from Continuing Operations of $4.0 million during the three months ended June 30, 2024 (the “2024 Quarter”).
Net Income from Continuing Operations in the 2025 Quarter was impacted by: (i) an increase in operating income from our operating segments (see “Results of Operations” below for additional details); (ii) a decrease in interest expense, net, of $3.8 million (see “Results of Operations” below for additional details); and (iii) a decrease in general and administrative expenses of $3.6 million (see “Results of Operations” below for additional details) relative to the 2024 Quarter. These were partially offset by an increase in depreciation and amortization of $4.7 million during the 2025 Quarter (see “Results of Operations” below for additional details) and an increase in other expense of $7.5 million primarily related to the premium associated with the redemption of our 2027 Notes in April 2025 (see “Liquidity and Capital Resources” below for additional details).
We reported Net Income from Discontinued Operations, net of tax of $2.6 million during the 2024 Quarter associated with the Alkali Business that was sold on February 28, 2025.
Cash flow from operating activities was $47.0 million for the 2025 Quarter compared to $104.7 million for the 2024 Quarter. The decrease in cash flow from operating activities is primarily attributable to negative changes in working capital in the 2025 Quarter compared to the 2024 Quarter. In addition, cash flows provided by operating activities for the 2025 Quarter did not include activity from the Alkali Business, as it was sold on February 28, 2025, whereas the 2024 Quarter included a full quarter of activity from the Alkali Business.
Available Cash before Reserves (as defined below in “Non-GAAP Financial Measures”) to our common unitholders was $32.2 million for the 2025 Quarter, a decrease of $5.4 million, or 14%, from the 2024 Quarter primarily as a result of: (i) a decrease in Segment Margin of $2.0 million, which is discussed in more detail below; and (ii) the 2025 Quarter not including activity from the Alkali Business, as it was sold on February 28, 2025, whereas the 2024 Quarter included a full quarter of activity from the Alkali Business.
Segment Margin (as defined below in “Non-GAAP Financial Measures”) was $135.9 million for the 2025 Quarter, a decrease of $2.0 million, or 1%, from the 2024 Quarter. A more detailed discussion of our segment results and other costs are included below in “Results of Operations.” See “Non-GAAP Financial Measures” below for additional information on Segment Margin.

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
Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2025 Quarter decreased $52.8 million, or 12%, from the 2024 Quarter and our total costs and expenses decreased $70.8 million between the two periods with an overall net increase to operating income of $18.0 million as presented on the Unaudited Condensed Consolidated Statements of Operations. The increase in our operating income during the 2025 Quarter is primarily due to: (i) an increase in operating income from our offshore pipeline transportation segment due to the contractual minimum volume commitments (“MVC’s”) on our 100% owned SYNC Pipeline and 64% owned CHOPS Pipeline associated with the Shenandoah deepwater development and an increase in volumes on our CHOPS Pipeline primarily related to production from the Warrior and Winterfell projects, which produced first oil in late June 2024 and early July 2024, respectively; and (ii) a decrease in general and administrative expenses of $3.6 million (see further discussion below). These were partially offset by an increase in depreciation and amortization of $4.7 million during the 2025 Quarter (see further discussion below).
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
As it relates to our crude oil marketing business, the average closing price for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) decreased to $64.57 per barrel in the 2025 Quarter, as compared to $81.81 per barrel in the 2024 Quarter. We expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil, resulting in a minimal direct impact on Net income (loss), Segment Margin and Available Cash before Reserves. We have limited our direct commodity price exposure in our crude oil operations through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller impact on Net income (loss), Segment Margin and Available Cash before Reserves. However, we do have some indirect exposure to certain changes in prices for crude oil, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “ Risks Related to Our Business.”
We also have revenues and costs associated with our other refinery-centric operations including our sulfur services business, which we believe is one of the largest producers and marketers of NaHS in North and South America, and from our other logistical assets including pipelines, trucks, terminals, and rail unloading facilities.

We conduct our offshore crude oil and natural gas pipeline transportation and handling operations in the Gulf of America through our offshore pipeline transportation segment, which focuses on providing a suite of services to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large-reservoir, long-lived crude oil and natural gas properties located primarily in offshore Texas, Louisiana and Mississippi. We own interests in various offshore crude oil and natural gas pipeline systems, platforms and related infrastructure and generate cash flows from fees to customers to utilize our assets. Our costs are primarily related to expenses incurred for the maintenance of our assets, employee compensation, and other operating costs.
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
Refiners are the shippers of a majority of the volumes transported on our onshore crude oil pipelines, and refiners contracted for approximately 80% of the revenues from our marine transportation segment during the 2025 Quarter, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. Given these facts, we do not expect changes in commodity prices to impact our Net income (loss), Segment Margin or Available Cash before Reserves derived from our offshore crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil.
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
The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Offshore pipeline transportation	$87,594	$86,131	$164,142	$183,937
Marine transportation	29,817	31,543	59,838	62,906
Onshore transportation and services	18,458	20,242	33,284	38,340
Total Segment Margin	$135,869	$137,916	$257,264	$285,183

A reconciliation of Income (Loss) from continuing operations before income taxes to total Segment Margin for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income (loss) from continuing operations before income taxes	$10,356	$(3,976)	$(26,061)	$8,186
Net income attributable to noncontrolling interests	(10,417)	(7,357)	(19,186)	(14,960)
Corporate general and administrative expenses	15,068	19,405	56,744	34,616
Depreciation, amortization and accretion	59,011	53,940	118,022	106,103
Interest expense, net	60,754	64,539	130,792	126,873
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	5,595	4,879	11,687	11,687
Unrealized gains on derivative transactions excluding fair value hedges, net of changes in inventory value	(133)	(289)	(204)	(42)
Other non-cash items	(4,229)	(2,474)	(6,951)	(4,601)
Loss on debt extinguishment	8,935	1,429	9,779	1,429
Differences in timing of cash receipts for certain contractual arrangements(2)	(9,071)	7,820	(17,358)	15,892
Total Segment Margin	$135,869	$137,916	$257,264	$285,183
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

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$83,775	$80,577	$153,589	$161,982
Offshore natural gas pipeline revenue, excluding non-cash revenues	13,210	11,507	26,005	25,837
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses	(26,590)	(22,395)	(50,764)	(43,153)
Distributions from equity investments(1)	17,199	16,442	35,312	39,271
Offshore pipeline transportation Segment Margin	$87,594	$86,131	$164,142	$183,937

Volumetric Data 100% basis:
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	324,533	296,325	318,787	297,319
Poseidon	248,785	280,248	246,566	286,085
Odyssey	71,309	64,213	67,545	63,955
GOPL(2)	1,383	1,465	1,532	1,911
Total crude oil offshore pipelines	646,010	642,251	634,430	649,270

Natural gas transportation volumes (MMBtus/day)	403,703	357,687	402,739	382,621

Volumetric Data net to our ownership interest(3):
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	207,701	189,648	204,024	190,284
Poseidon	159,222	179,359	157,802	183,094
Odyssey	20,680	18,622	19,588	18,547
GOPL(2)	1,383	1,465	1,532	1,911
Total crude oil offshore pipelines	388,986	389,094	382,946	393,836

Natural gas transportation volumes (MMBtus/day)	104,638	102,701	104,734	109,940
(1)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting for the three and six months ended June 30, 2025 and 2024.
(2)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or “GOPL”) owns our undivided interest in the Eugene Island pipeline system.
(3)Volumes are the product of our effective ownership interest throughout the period multiplied by the relevant throughput over the given period.
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Offshore pipeline transportation Segment Margin for the 2025 Quarter increased $1.5 million, or 2%, from the 2024 Quarter primarily due to several factors including: (i) the commencement of contractual MVC’s on our 100% owned SYNC Pipeline and 64% owned CHOPS Pipeline associated with the deepwater Shenandoah development that began in June 2025 and contributed to our reported Segment Margin; and (ii) an increase in volumes on our CHOPS Pipeline primarily related to production from the Warrior and Winterfell projects, which produced first oil in late June 2024 and early July 2024, respectively. Production volumes from the Shenandoah floating production system (“FPS”) are life-of-lease dedicated to our 100% owned SYNC Pipeline and further downstream to our 64% owned CHOPS Pipeline. The Shenandoah FPS achieved first oil production in late July 2025, but we were able to recognize our MVC’s that began in the 2025 Quarter in Segment Margin. We expect the Shenandoah FPS to ramp up to its design capacity over the remainder of the year as the operator brings additional wells on-line.

These increases to Segment Margin in the 2025 Quarter were partially offset by: (i) an economic step-down in the rate on a certain existing life-of-lease transportation dedication; (ii) producer underperformance at several of the major fields attached to our pipeline infrastructure; and (iii) an increase in our operating costs. At the beginning of the third quarter of 2024, we reached the 10-year anniversary of a certain existing life-of-lease transportation dedication, which resulted in the contractual economic step-down of the associated transportation rate. In addition, there was an increase in producer downtime in the 2025 Quarter relative to the 2024 Quarter as a result of several wells being shut in due to certain sub-sea operational and technical challenges. The production from these wells impacted our results as they are molecules that we touch multiple times throughout our oil and natural gas pipeline infrastructure. Based on discussions with the producers from these impacted fields, the remediation work is nearing completion, and we expect production rates from these fields to, for the most part, return to more normalized rates by the end of the third quarter of 2025. Outside of these issues, activity in and around our Gulf of America asset base continues to be robust, including incremental in-field drilling at existing fields that tie into our infrastructure, and first oil from the Salamanca development, which is expected by the end of the third quarter of 2025.
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Offshore pipeline transportation Segment Margin for the first six months of 2025 decreased $19.8 million, or 11%, from the first six months of 2024 primarily due to: (i) an economic step-down in the rate on a certain existing life-of-lease transportation dedication; (ii) producer underperformance at several of the major fields attached to our pipeline infrastructure; and (iii) an increase in our operating costs. At the beginning of the third quarter of 2024, we reached the 10-year anniversary of a certain existing life-of-lease transportation dedication, which resulted in the contractual economic step-down of the associated transportation rate. In addition, there was an increase in producer downtime in the first six months of 2025 relative to the first six months of 2024 as a result of several wells being shut in due to certain sub-sea operational and technical challenges. The production from these wells impacted our results as they are molecules that we touch multiple times throughout our oil and natural gas pipeline infrastructure. Based on discussions with the producers from these impacted fields, the remediation work is nearing completion, and we expect a return to more normalized production rates from these fields in the third quarter of 2025.
These decreases to Segment Margin in the first six months of 2025 compared to the first six months of 2024 were partially offset by: (i) the commencement of contractual MVC’s on our 100% owned SYNC Pipeline and 64% owned CHOPS Pipeline associated with the deepwater Shenandoah development that began in June 2025 and contributed to our reported Segment Margin; and (ii) an increase in volumes on our CHOPS Pipeline primarily related to production from the Warrior and Winterfell projects, which produced first oil in late June 2024 and early July 2024, respectively.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 87 barges (78 inland and 9 offshore) with a combined transportation capacity of 3.0 million barrels, 43 push/tow boats (33 inland and 10 offshore), and a 330,000 barrel capacity ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues (in thousands):
Inland freight revenues	$34,252	$37,998	$67,462	$73,495
Offshore freight revenues	30,784	26,054	61,776	53,350
Other rebill revenues(1)	14,581	17,819	31,023	38,600
Total segment revenues	$79,617	$81,871	$160,261	$165,445

Operating costs, excluding non-cash expenses (in thousands)	(49,800)	(50,328)	(100,423)	(102,539)

Segment Margin (in thousands)	$29,817	$31,543	$59,838	$62,906

Fleet Utilization:(2)
Inland Barge Utilization	98.1%	100.0%	95.9%	100.0%
Offshore Barge Utilization	97.3%	94.9%	96.8%	97.0%
(1)Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2)Utilization rates are based on a 365-day year, as adjusted for planned downtime and dry-docking.
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Marine transportation Segment Margin for the 2025 Quarter decreased $1.7 million, or 5%, from the 2024 Quarter. We experienced slightly lower utilization rates during the 2025 Quarter in our inland barge services primarily due to a slight decline in Midwest refinery demand for black oil equipment as a result of changing crude slates. This was partially offset by fewer dry-docking days in our offshore fleet during the 2025 Quarter and a higher contractual rate on our M/T American Phoenix in the 2025 Quarter as compared to the 2024 Quarter. Our offshore bluewater business began to experience pressure on day rates during the 2025 Quarter and as we entered the third quarter as certain third-party vessels were relocated to the East and Gulf coasts from the West Coast markets. While we did see some market challenges in the period, we still believe the fundamentals of our inland and offshore barge services are expected to remain strong through at least the remainder of the year.
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Marine transportation Segment Margin for the first six months of 2025 decreased $3.1 million, or 5% from the first six months of 2024. We experienced slightly lower utilization rates during the first six months of 2025 in our inland barge services primarily due to a temporary decline in refinery utilization during the first quarter of 2025 and a slight decline in Midwest refinery demand for black oil equipment as a result of changing crude slates in the 2025 Quarter. This slight decline in Segment Margin was partially offset by fewer dry-docking days in our offshore fleet during the first six months of 2025 and a contractual rate increase on our M/T American Phoenix in the first six months of 2025 compared to the first six months of 2024. Our offshore bluewater business began to experience day rate pressure during the 2025 Quarter and as we entered the third quarter as certain third-party vessels were relocated to the East and Gulf coasts from the West Coast markets. While we did see some market challenges in the period, we still believe the fundamentals of our inland and offshore barge services are expected to remain strong through at least the remainder of the year.

Onshore Transportation and Services Segment
Our onshore transportation and services segment includes terminaling, blending, storing, marketing, and transporting of crude oil and petroleum products, as well as the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced “nash”). Our onshore transportation and services segment utilizes an integrated set of pipelines, terminals, facilities, trucks and barges to facilitate the movement of crude oil, refined products, and other commodity products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals, rail unloading facilities, and refinery processing locations operating primarily within the U.S. Gulf Coast market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk-purchased crude oil as well as the sale and delivery of NaHS and NaOH (also known as caustic soda) to customers. Through these assets we offer our customers a full suite of services, including the following as of June 30, 2025:
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

Operating results from our onshore transportation and services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Gathering, marketing and logistics revenue	$112,256	$177,246	$256,235	$352,609
Crude oil pipeline tariffs and revenues	6,565	6,669	11,490	13,767
Sulfur services revenues, excluding non-cash revenues	35,585	43,487	73,438	85,890
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(92,611)	(159,443)	(220,374)	(319,584)
Operating costs, excluding non-cash expenses	(42,639)	(50,198)	(88,060)	(98,066)
Other	(698)	2,481	555	3,724
Segment Margin	$18,458	$20,242	$33,284	$38,340

Volumetric Data:
Onshore crude oil pipelines (average Bbls/day):
Texas	98,626	65,229	80,377	74,923
Jay	4,036	5,332	4,181	5,396
Mississippi	1,059	2,789	1,124	2,800
Louisiana(1)	48,178	56,172	43,203	64,514
Onshore crude oil pipelines total	151,899	129,522	128,885	147,633

Crude oil product sales (average Bbls/day)	15,366	21,702	17,655	22,570
Rail unload volumes (average Bbls/day)	24,979	19,811	22,748	10,526

NaHS volumes (Dry short tons “DST”)	23,256	29,656	49,129	58,693
NaOH (caustic soda) volumes (DST sold)	8,678	10,593	17,223	20,951
(1)Total daily volumes for the three months ended June 30, 2025 and June 30, 2024 include 16,403 and 19,356 Bbls/day, respectively, of intermediate refined petroleum products and 31,775 and 36,269 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines. Total daily volumes for the six months ended June 30, 2025 and June 30, 2024 include 17,500 and 24,766 Bbls/day, respectively, of intermediate refined petroleum products and 25,703 and 39,059 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Onshore transportation and services Segment Margin for the 2025 Quarter decreased $1.8 million, or 9%, from the 2024 Quarter primarily due to lower NaHS and caustic soda sales volumes. This decrease was partially offset by an increase in rail unload volumes at our Scenic Station facility and an overall increase in volumes on our onshore crude oil pipeline systems, principally driven by an increase in volumes on our Texas pipeline system, which is a key destination point for various grades of crude oil produced in the Gulf of America including those transported on our 64% owned CHOPS Pipeline.
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Onshore transportation and services Segment Margin for the first six months of 2025 decreased $5.1 million, or 13%, from the first six months of 2024 primarily due to an overall decrease in volumes on our onshore crude oil pipeline systems and lower NaHS and caustic soda sales volumes. These decreases were partially offset by an increase in rail unload volumes at our Scenic Station facility.

Other Costs, Interest and Income Taxes
General and administrative expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$11,606	$14,498	$22,025	$26,276
Segment	689	676	1,369	1,358
Long-term incentive compensation expense	2,139	3,088	6,474	5,305
Third party costs related to business development activities and growth projects	310	37	25,518	60
Total general and administrative expenses	$14,744	$18,299	$55,386	$32,999
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Total general and administrative expenses for the 2025 Quarter decreased by $3.6 million from the 2024 Quarter primarily due to the 2024 Quarter experiencing higher corporate general and administrative costs as a result of us conforming our short-term cash incentive programs to industry standards at that time.
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Total general and administrative expenses for the first six months of 2025 increased by $22.4 million from the first six months of 2024. This increase is primarily due to the increase in third party costs related to business development activities and growth projects in the first quarter of 2025 as a result of the transaction costs incurred associated with the sale of the Alkali Business on February 28, 2025. This increase was partially offset due to the 2024 Quarter experiencing higher corporate general and administrative costs as a result of us conforming our short-term cash incentive programs to industry standards at that time.
Depreciation and amortization expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Depreciation expense	$53,347	$48,715	$106,947	$95,647
Amortization expense	2,558	2,452	5,129	4,911
Total depreciation and amortization expense	$55,905	$51,167	$112,076	$100,558
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Total depreciation and amortization expense for the 2025 Quarter increased by $4.7 million from the 2024 Quarter. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service, including our CHOPS expansion project, subsequent to the period ended June 30, 2024.
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
    Total depreciation and amortization expense for the first six months of 2025 increased by $11.5 million from the first six months of 2024. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service, including our CHOPS expansion project, subsequent to the period ended June 30, 2024.

Interest expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees), net	$2,863	$5,600	$6,888	$15,001
Interest expense, senior unsecured notes	63,952	68,047	134,490	129,628
Amortization of debt issuance costs, premium and discount	1,378	2,861	4,256	5,547
Capitalized interest	(7,439)	(11,969)	(14,842)	(23,303)
Interest expense, net	$60,754	$64,539	$130,792	$126,873
Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024
Interest expense, net for the 2025 Quarter decreased by $3.8 million from the 2024 Quarter primarily due to a decrease in interest expense on our senior unsecured notes and a decrease in interest expense, net associated with our senior secured credit facility. The decrease in interest expense associated with our senior unsecured notes was primarily related to the redemption of our 2027 Notes on April 3, 2025. The decrease in interest expense, net associated with our senior secured credit facility during the 2025 Quarter was primarily a result of a reduction in the average borrowings outstanding during the period as a result of the proceeds received from the sale of the Alkali Business on February 28, 2025 and the immediate pay-down of the outstanding borrowings on our senior secured credit facility at that time.
These decreases were partially offset by a decrease in capitalized interest in the 2025 Quarter, which is primarily attributable to the completion of the CHOPS expansion project subsequent to the 2024 Quarter.
Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024
Interest expense, net for the first six months of 2025 increased by $3.9 million from the first six months of 2024 primarily due to an increase in interest expense on our senior unsecured notes and a decrease in capitalized interest. The increase in interest expense associated with our senior unsecured notes was primarily related to the issuance of our 7.875% senior unsecured notes due May 15, 2032 (the “2032 Notes”) in May 2024, which have a higher principal and interest rate as compared to our 6.25% senior unsecured notes due May 15, 2026 (the “2026 Notes”) that were redeemed in June 2024. The decrease in capitalized interest in the first six months of 2025 is primarily attributable to the completion of the CHOPS expansion project subsequent to June 30, 2024.
These increases were partially offset by lower interest expense on our senior secured credit facility during the first six months of 2025 as a result of a reduction in the average borrowings outstanding during the period as a result of the proceeds received from the sale of the Alkali Business on February 28, 2025 and the immediate pay-down of the outstanding borrowings on our senior secured credit facility at that time.
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

Liquidity and Capital Resources
General
On July 19, 2024, we entered into the Seventh Amended and Restated Credit Agreement (the “credit agreement”) to replace our Sixth Amended and Restated Credit Agreement. The credit agreement provides for a $900 million senior secured revolving credit facility that matures on September 1, 2028, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, provided that if more than $150 million of our 2028 Notes remain outstanding as of November 2, 2027, the credit agreement matures on such date.
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
On February 28, 2025 we completed the sale of the Alkali Business to an indirect affiliate of WE Soda Ltd. for a gross purchase price of $1.425 billion. We received cash of approximately $1.0 billion, which reflects the net proceeds after the payment of transaction costs and expenses and the assumption of our then outstanding Alkali senior secured notes by an indirect affiliate of WE Soda Ltd. We used the cash proceeds to pay down the outstanding balance on our senior secured credit facility as of February 28, 2025, repurchase certain of our outstanding Class A Convertible Preferred Units (discussed further below), redeem a portion of our outstanding senior unsecured notes (discussed further below), and for general partnership purposes.
In connection with the sale of the Alkali Business, we also entered into the Second Amendment to the credit agreement. This amendment provides for: (i) a reduction from $900 million to $800 million of total borrowing capacity under our senior secured credit facility; (ii) unlimited cash netting against our outstanding debt for purposes of our consolidated leverage ratio calculation if our senior secured credit facility is undrawn at the end of a reporting period, otherwise a maximum netting of $25 million is allowed; and (iii) an increased permitted investment basket under certain circumstances that will allow us to opportunistically purchase existing private or public securities across our capital structure.
On March 6, 2025, we entered into purchase agreements with certain Class A Convertible Preferred unitholders whereby we purchased a total of 7,416,196 Class A Convertible Preferred Units at an average purchase price of $35.40 per unit. The purchase of these Class A Convertible Preferred Units, which carried an annual coupon rate of 11.24%, has allowed us to lower our overall cost of capital.
On April 3, 2025, using a portion of the cash proceeds from the sale of the Alkali Business, we redeemed the remaining $406.2 million of principal outstanding on the 2027 Notes, and paid the related accrued interest and redemption premium on those notes that were redeemed.
The successful completion of the above events, and in particular the sale of the Alkali Business, has kick-started the process of simplifying our capital structure, lowered our overall cost of capital and has resulted in no scheduled maturities of our senior unsecured notes or our senior secured credit facility until 2028. In addition, we have an ample amount of available borrowing capacity under our senior secured credit facility, subject to compliance with covenants in the credit agreement.
We anticipate that our future internally-generated funds and the funds available under our senior secured credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, proceeds from the sale of assets, borrowing availability under our senior secured credit facility, the proceeds from issuances of equity (common and preferred) and senior unsecured or secured notes and the creation of strategic arrangements to share capital costs through joint ventures or strategic alliances.

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
In addition, in an effort to return capital to our investors, we announced a common equity repurchase program (the “Repurchase Program”) on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be canceled. The Repurchase Program will be reviewed no later than December 31, 2026 and may be suspended or discontinued at any time prior thereto. During 2024 and 2025, we did not repurchase any Class A Common Units, and to date, we have purchased 114,900 Class A Common Units under the Repurchase Program.
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
At June 30, 2025, the principal amount of long-term debt outstanding totaled approximately $3.2 billion, consisting of $71.6 million borrowed under our senior secured credit facility and $3.1 billion related to our senior unsecured notes. Our senior unsecured notes balance is comprised of $679.4 million of our 2028 Notes, $600.0 million of our 8.250% senior unsecured notes due January 15, 2029 (the “2029 Notes”), $500.0 million of our 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”), $700.0 million of our 2032 Notes and $600.0 million of our 2033 Notes.
The available borrowing capacity under our senior secured credit facility at June 30, 2025 is $723.9 million, subject to compliance with covenants. Our inventory financing sublimit as of June 30, 2025 was $36.0 million of the maximum allowed of $200.0 million. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
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
See Note 15 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities during the first six months of 2025 and the first six months of 2024.
Net cash flows provided by our operating activities for the six months ended June 30, 2025 were $71.8 million compared to $230.6 million for the six months ended June 30, 2024. The decrease in cash flows from operating activities is primarily attributable to a decrease in our reported Segment Margin and negative changes in working capital in the first six months of 2025 relative to the first six months of 2024. In addition, cash flows provided by operating activities for the first six months of 2025 only included activity from the Alkali Business prior to the sale on February 28, 2025, whereas the first six months of 2024 included a full period of activity from the Alkali Business.
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

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$5,460	$3,272
Marine transportation assets	29,243	34,618
Onshore transportation and services assets	4,054	5,752
Information technology systems and corporate assets	654	861
Total maintenance capital expenditures	39,411	44,503
Growth capital expenditures:
Offshore pipeline transportation assets(1)	53,676	115,857
Marine transportation assets	209	7,224
Onshore transportation and services assets	521	8,064
Information technology systems and corporate assets	—	5,227
Total growth capital expenditures	54,406	136,372
Total capital expenditures for fixed and intangible assets	93,817	180,875
Capital expenditures related to equity investees	—	285
Total capital expenditures(2)	$93,817	$181,160
(1)Growth capital expenditures in our offshore pipeline transportation segment for 2025 and 2024 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder (see further discussion below in “Growth Capital Expenditures”).
(2)Excluded from the table above were total capital expenditures of $6.4 million and $36.1 million for the six months ended June 30, 2025 and 2024, respectively, associated with the Alkali Business that was sold on February 28, 2025.

Growth Capital Expenditures
During 2022, we entered into definitive agreements to provide transportation services for 100% of the crude oil production associated with two separate standalone deepwater developments, Shenandoah and Salamanca, that have a combined production capacity of approximately 200,000 barrels per day. In conjunction with these agreements, we have incurred growth capital expenditures to expand the current capacity of our CHOPS Pipeline and construct the SYNC Pipeline.
Additionally, in 2023 and 2024, we entered into several additional definitive agreements with existing producers to further commit the volumes transported on our offshore pipeline infrastructure (including our SYNC Pipeline and CHOPS Pipeline). The producer agreements include long-term take-or-pay arrangements and, accordingly, we are able to receive a project completion credit for purposes of calculating the leverage ratio under our credit agreement.
The CHOPS expansion includes a complete overhaul of the GB-72 topside facilities, reconnection of the CHOPS Pipeline to the GB-72 platform, and the addition of pumps at both the HI-A5 and GB-72 platforms to upgrade processing capabilities and increase throughput. During the fourth quarter of 2024, we completed the overhaul of the GB-72 topside facilities and reconnected the CHOPS Pipeline to the GB-72 platform and during the 2025 Quarter we completed the installation of the additional pumps at the HI-A5 and GB-72 platforms.
We have successfully laid the 105 miles of SYNC Pipeline and the Shenandoah FPS achieved first oil production in late July. As of the date of this filing we are successfully transporting crude oil on the SYNC pipeline.
Maintenance Capital Expenditures
Maintenance capital expenditures incurred during the first six months of 2025 and 2024 from our continuing operations primarily related to expenditures in our marine transportation segment to replace and upgrade certain equipment associated with our barge and fleet vessels during our dry-docks. Additionally, our offshore transportation assets require maintenance capital expenditures to replace, maintain and upgrade equipment at certain of our offshore platforms and pipelines that we operate. See further discussion under “Available Cash before Reserves” for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
In April 2025, we declared our quarterly distribution to our common unitholders of $0.165 per unit related to the first quarter of 2025. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions were paid on May 15, 2025 to unitholders of record at the close of business on April 30, 2025.
In July 2025, we declared our quarterly distribution to our common unitholders of $0.165 per unit related to the 2025 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on August 14, 2025 to unitholders of record at the close of business on July 31, 2025.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
June 30, 2025
(in thousands)
ASSETS(1):
Current assets	$556,449
Fixed assets, net	2,210,315
Non-current assets	716,578

LIABILITIES AND CAPITAL:(2)
Current liabilities	604,481
Non-current liabilities	3,475,856
Class A Convertible Preferred Units	552,523

Statement of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Six Months Ended June 30, 2025
(in thousands)
Revenues(3)	$666,797
Operating costs	630,487
Operating income	36,310
Loss from continuing operations	(79,439)
Net loss(2)	(499,469)
Net loss attributable to Genesis Energy, L.P.	(499,469)
(1)Excluded from assets in the table above are net intercompany receivables of $96.7 million that are owed to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of June 30, 2025.
(2)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
(3)Excluded from revenues in the table above are $1.3 million of sales from Guarantor Subsidiaries to non-Guarantor Subsidiaries for the six months ended June 30, 2025.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the “Non-GAAP Financial Measures” as later discussed and defined.

Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Net loss attributable to Genesis Energy, L.P.	$(406)	$(8,744)
Income tax expense	345	(11)
Depreciation, amortization and accretion	59,011	53,940
Plus (minus) Select Items, net	3,195	11,937
Maintenance capital utilized(1)	(14,750)	(18,200)
Cash tax expense	(300)	(300)
Distributions to preferred unitholders	(14,868)	(21,894)
Other non-cash items from discontinued operations(2)	—	20,853
Available Cash before Reserves	$32,227	$37,581
(1)For a description of the term “maintenance capital utilized,” please see the definition of the term “Available Cash before Reserves” discussed below. Maintenance capital expenditures in the 2025 Quarter and 2024 Quarter were $16.8 million and $29.4 million, respectively, which excludes maintenance capital expenditures of $17.7 million in the 2024 Quarter associated with the Alkali Business that was sold on February 28, 2025.
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

		Three Months Ended June 30,
		2025	2024
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements(1)	$(9,071)	$7,820
	Certain non-cash items:
	Unrealized gains on derivative transactions excluding fair value hedges, net of changes in inventory value	(133)	(289)
	Loss on debt extinguishment	8,935	1,429
	Adjustment regarding equity investees(2)	5,595	4,879
	Other	(4,229)	(2,474)
	Sub-total Select Items, net	1,097	11,365
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs	310	37
	Other	1,788	535
	Total Select Items, net(3)	$3,195	$11,937
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
(3)Represents Select Items applicable to Adjusted EBITDA and Available Cash before Reserves.

Non-GAAP Financial Measures
General
To help evaluate our business, this Quarterly Report on Form 10-Q includes the non-generally accepted accounting principle (“non-GAAP”) financial measure of Available Cash before Reserves. We also present total Segment Margin as if it were a non-GAAP measure. Our non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The schedules above provide reconciliations of Available Cash before Reserves to its most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). A reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin is included in our segment disclosure in Note 13 to our Unaudited Condensed Consolidated Financial Statements, as well as previously in this Item 2. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
When evaluating our performance and making decisions regarding our future direction and actions (including making discretionary payments, such as quarterly distributions) our board of directors and management team have access to a wide range of historical and forecasted qualitative and quantitative information, such as our financial statements; operational information; various non-GAAP measures; internal forecasts; credit metrics; analyst opinions; performance; liquidity and similar measures; income (loss); cash flow expectations for us; and certain information regarding some of our peers. Additionally, our board of directors and management team analyze, and place different weight on, various factors from time to time. We believe that investors benefit from having access to the same financial measures being utilized by management, lenders, analysts and other market participants. We attempt to provide adequate information to allow each individual investor and other external user to reach her/his own conclusions regarding our actions without providing so much information as to overwhelm or confuse such investor or other external user.
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
A reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin is included in our segment disclosure in Note 13 to our Unaudited Condensed Consolidated Financial Statements, as well as previously in this Item 2.
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

There were no changes during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	July 31, 2025	By:	/s/ KRISTEN O. JESULAITIS
Kristen O. Jesulaitis
Chief Financial Officer
(Duly Authorized Officer)