Form 10-Q
period 2025-09-30
GENESIS ENERGY LP
filed 2025-10-30
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,424,321 Class A Common Units and 39,997 Class B Common Units outstanding as of October 29, 2025.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,915	$7,352
Accounts receivable - trade, net	577,488	479,504
Inventories	49,238	37,782
Other	20,339	18,789
Current assets held for discontinued operations	—	368,307
Total current assets	651,980	911,734
FIXED ASSETS, at cost	5,358,623	5,280,860
Less: Accumulated depreciation	(1,858,430)	(1,740,974)
Net fixed assets	3,500,193	3,539,886
EQUITY INVESTEES	223,448	240,368
INTANGIBLE ASSETS, net of amortization	77,984	85,287
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	59,079	65,739
OTHER ASSETS	55,077	53,606
NON-CURRENT ASSETS - held for discontinued operations	—	1,839,113
TOTAL ASSETS	$4,869,720	$7,037,692
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$448,696	$388,245
Accrued liabilities	224,552	254,202
Current liabilities held for discontinued operations	—	216,308
Total current liabilities	673,248	858,755
SENIOR SECURED CREDIT FACILITY	58,600	291,000
SENIOR UNSECURED NOTES, net of debt issuance costs, discount and premium	3,038,162	3,436,860
DEFERRED TAX LIABILITIES	16,717	16,575
OTHER LONG-TERM LIABILITIES	374,835	389,161
LONG-TERM LIABILITIES - held for discontinued operations	—	529,558
Total liabilities	4,161,562	5,521,909

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 15,695,722 and 23,111,918 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	552,523	813,589

PARTNERS’ CAPITAL (DEFICIT):
Common unitholders, 122,464,318 units issued and outstanding at September 30, 2025 and December 31, 2024	(299,142)	279,891
Accumulated other comprehensive income	—	9,486
Noncontrolling interests	454,777	412,817
Total partners’ capital	155,635	702,194
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$4,869,720	$7,037,692
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUES:
Offshore pipeline transportation	$143,306	$101,119	$377,563	$302,133
Marine transportation	77,058	78,496	237,319	243,941
Onshore transportation and services	193,637	217,676	574,778	715,843
Total revenues	414,001	397,291	1,189,660	1,261,917
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	36,414	30,303	105,329	88,013
Marine transportation operating costs	51,738	47,219	152,604	150,229
Onshore transportation and services product costs	114,837	137,440	335,007	456,983
Onshore transportation and services operating costs	60,065	63,383	188,623	206,355
General and administrative	15,288	14,794	70,674	47,793
Depreciation and amortization	57,068	55,575	169,144	156,133
Total costs and expenses	335,410	348,714	1,021,381	1,105,506
OPERATING INCOME	78,591	48,577	168,279	156,411
Equity in earnings of equity investees	10,845	11,634	35,667	40,288
Interest expense, net	(66,407)	(65,662)	(197,199)	(192,535)
Other expense	—	—	(9,779)	(1,429)
Income (loss) from continuing operations before income taxes	23,029	(5,451)	(3,032)	2,735
Income tax benefit (expense)	(253)	879	(742)	81
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	22,776	(4,572)	(3,774)	2,816
DISCONTINUED OPERATIONS (Note 4):
Income (loss) from discontinued operations, net of tax	—	(4,715)	8,448	5,466
Loss from disposal of discontinued operations	—	—	(432,193)	—
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(4,715)	(423,745)	5,466
NET INCOME (LOSS)	22,776	(9,287)	(427,519)	8,282
Net income attributable to noncontrolling interests	(13,569)	(7,890)	(32,755)	(22,850)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$9,207	$(17,177)	$(460,274)	$(14,568)
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(14,868)	(21,894)	(58,138)	(65,682)
NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS	$(5,661)	$(39,071)	$(518,412)	$(80,250)

Net loss per common unit from continuing operations - Basic and Diluted (Note 12)	$(0.05)	$(0.28)	$(0.77)	$(0.70)
Net loss per common unit - Basic and Diluted (Note 12)	$(0.05)	$(0.32)	$(4.23)	$(0.66)

WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,464	122,464	122,464	122,464
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$22,776	$(9,287)	$(427,519)	$8,282
Other comprehensive income:
Decrease in benefit plan liability held for discontinued operations	—	110	69	270
Total Comprehensive income (loss)	22,776	(9,177)	(427,450)	8,552
Comprehensive income attributable to noncontrolling interests	(13,569)	(7,890)	(32,755)	(22,850)
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$9,207	$(17,067)	$(460,205)	$(14,298)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)

	Number of Common Units	Partners’ Capital (Deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital (deficit), June 30, 2025	122,464	$(273,274)	$438,155	$—	$164,881
Net income	—	9,207	13,569	—	22,776
Cash distributions to partners	—	(20,207)	—	—	(20,207)
Cash distributions to noncontrolling interests	—	—	(15,210)	—	(15,210)
Contributions from noncontrolling interests	—	—	18,263	—	18,263
Distributions to Class A Convertible Preferred unitholders	—	(14,868)	—	—	(14,868)
Partners’ capital (deficit), September 30, 2025	$122,464	$(299,142)	$454,777	$—	$155,635

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, June 30, 2024	122,464	$428,812	$394,380	$8,200	$831,392
Net income (loss)	—	(17,177)	7,890	—	(9,287)
Cash distributions to partners	—	(18,370)	—	—	(18,370)
Cash distributions to noncontrolling interests	—	—	(10,242)	—	(10,242)
Cash contributions from noncontrolling interests	—	—	9,090	—	9,090
Other comprehensive income	—	—	—	110	110
Distributions to Class A Convertible Preferred unitholders	—	(21,894)	—	—	(21,894)
Partners’ capital, September 30, 2024	122,464	$371,371	$401,118	$8,310	$780,799

	Number of Common Units	Partners’ Capital (Deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, December 31, 2024	122,464	$279,891	$412,817	$9,486	$702,194
Net income (loss)	—	(460,274)	32,755	—	(427,519)
Cash distributions to partners	—	(60,621)	—	—	(60,621)
Cash distributions to noncontrolling interests	—	—	(39,447)	—	(39,447)
Cash contributions from noncontrolling interests	—	—	48,652	—	48,652
Other comprehensive income	—	—	—	69	69
Disposal of benefit plan held for discontinued operations	—	—	—	(9,555)	(9,555)
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(58,138)	—	—	(58,138)
Partners’ capital (deficit), September 30, 2025	$122,464	$(299,142)	$454,777	$—	$155,635

	Number of Common Units	Partners’ Capital	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, December 31, 2023	122,464	$519,698	$369,450	$8,040	$897,188
Net income (loss)	—	(14,568)	22,850	—	8,282
Cash distributions to partners	—	(55,110)	—	—	(55,110)
Cash distributions to noncontrolling interests	—	—	(29,439)	—	(29,439)
Cash contributions from noncontrolling interests	—	—	25,290	—	25,290
Non-cash contribution to noncontrolling interests	—	(12,967)	12,967	—	—
Other comprehensive income	—	—	—	270	270
Distributions to Class A Convertible Preferred unitholders	—	(65,682)	—	—	(65,682)
Partners’ capital, September 30, 2024	122,464	$371,371	$401,118	$8,310	$780,799
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(427,519)	$8,282
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation, depletion and amortization	188,007	233,221
Amortization and write-off of debt issuance costs, premium and discount	10,154	10,319
Loss from disposal of discontinued operations (Note 4)	432,193	—
Equity in earnings of investments in equity investees	(35,667)	(40,288)
Cash distributions of earnings of equity investees	35,240	40,144
Non-cash effect of long-term incentive compensation plans	9,881	8,120
Deferred and other tax liabilities	(115)	(1,192)
Unrealized gains on derivative transactions	(68)	(9,364)
Other, net	20,317	8,972
Net changes in components of operating assets and liabilities (Note 15)	(90,379)	59,752
Net cash provided by operating activities	142,044	317,966
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(163,108)	(466,088)
Proceeds from disposal of discontinued operations, net of cash divested (Note 4)	996,642	—
Cash distributions received from equity investees - return of investment	17,347	18,685
Investments in equity investees	—	(285)
Proceeds from asset sales	970	11,302
Net cash provided by (used in) investing activities	851,851	(436,386)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	664,900	1,060,000
Repayments on senior secured credit facility	(897,300)	(1,150,700)
Proceeds from issuance of senior unsecured notes (Note 10)	—	700,000
Repayment of senior unsecured notes (Note 10)	(414,370)	(339,310)
Repayment of Alkali senior secured notes	—	(8,695)
Debt issuance costs	(1,493)	(17,685)
Contributions from noncontrolling interests	48,652	25,290
Distributions to noncontrolling interests	(39,447)	(29,439)
Distributions to common unitholders	(60,621)	(55,110)
Distributions to Class A Convertible Preferred unitholders	(56,704)	(65,682)
Redemption of Class A Convertible Preferred Units (Note 11)	(262,500)	—
Other, net	351	3,481
Net cash provided by (used in) financing activities	(1,018,532)	122,150
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,637)	3,730
Cash, cash equivalents and restricted cash at beginning of period	29,552	28,038
Cash, cash equivalents, and restricted cash at beginning of period: discontinued operations	22,200	21,806
Cash and cash equivalents at beginning of period: continuing operations	7,352	6,232
Cash, cash equivalents and restricted cash at end of period	4,915	31,768
Cash, cash equivalents and restricted cash at end of period: discontinued operations	—	25,822
Cash and cash equivalents at end of period: continuing operations	$4,915	$5,946
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation and Consolidation
Organization
We are a master limited partnership founded in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry. Our operations are primarily located in the Gulf of America and in the Gulf Coast region of the United States. We provide an integrated suite of services to crude oil and natural gas producers, refiners and industrial and commercial enterprises. We have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, barges and other vessels, refinery-related plants, storage tanks and terminals, railcars, rail unloading facilities and trucks. We are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
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
On February 28, 2025, we completed the sale of our trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling business based in Wyoming (the “Alkali Business”) for a gross purchase price of approximately $1.425 billion. We determined that the exit of the Alkali Business and its operations in Wyoming represented a strategic and geographic shift that met the criteria for discontinued operations (see Note 4 for further discussion). Accordingly, we have separately reported the operations from the Alkali Business in the Unaudited Condensed Consolidated Statements of Operations and the related assets and liabilities of the Alkali Business in the Unaudited Condensed Consolidated Balance Sheets as discontinued operations. These changes have been applied retrospectively to all periods presented. The disclosures included within the accompanying notes to the Unaudited Condensed Consolidated Financial Statements are representative of our continuing operations.
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

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. Recent Accounting Developments
We have adopted guidance under ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which enhanced the disclosures required for reporting segments. We have applied the disclosures required under ASU 2023-07 retrospectively to all periods presented. Refer to Note 13 for details.
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
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30, 2025
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$143,306	$77,058	$20,759	$241,123
Product sales	—	—	157,480	157,480
Sulfur services	—	—	15,398	15,398
Total revenues	$143,306	$77,058	$193,637	$414,001

	Three Months Ended September 30, 2024
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$101,119	$78,496	$15,363	$194,978
Product sales	—	—	185,267	185,267
Sulfur services	—	—	17,046	17,046
Total revenues	$101,119	$78,496	$217,676	$397,291

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following tables reflect the disaggregation of our revenues by major category for the nine months ended September 30, 2025 and 2024, respectively:

	Nine Months Ended September 30, 2025
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$377,563	$237,319	$50,977	$665,859
Product sales	—	—	469,628	469,628
Sulfur services	—	—	54,173	54,173
Total revenues	$377,563	$237,319	$574,778	$1,189,660

	Nine Months Ended September 30, 2024
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$302,133	$243,941	$44,849	$590,923
Product sales	—	—	610,635	610,635
Sulfur services	—	—	60,359	60,359
Total revenues	$302,133	$243,941	$715,843	$1,261,917
We recognize revenue upon the satisfaction of its performance obligations under its contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time for delivery of products.
Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at September 30, 2025 and December 31, 2024:

	Contract Assets	Contract Liabilities
	Other Assets	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2024	$5,174	$41,618	$82,164
Balance at September 30, 2025	7,049	30,023	70,161
For the nine months ended September 30, 2025 and 2024, we recognized revenue of $30.5 million and $9.1 million, respectively, that was included in contract liabilities at the beginning of the period.

GENESIS ENERGY, L.P.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the aggregate amount of our transaction prices that are allocated to unsatisfied performance obligations as of September 30, 2025. However, we are permitted to utilize the following exemptions:
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
The following chart depicts how we expect to recognize revenues for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Transportation and Services
Remainder of 2025	$63,574	$7,474
2026	208,220	29,931
2027	139,001	14,022
2028	61,214	10,000
2029	30,361	2,500
Thereafter	83,789	—
Total	$586,159	$63,927

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
A reconciliation of the line items constituting pretax income from discontinued operations to net income (loss) from discontinued operations, net of tax is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Major classes of line items constituting income (loss) from discontinued operations:
Revenues	$—	$317,006	$200,532	$978,746
Operating costs	—	(288,856)	(168,871)	(876,269)
General and administrative	—	(248)	(156)	(804)
Depreciation, depletion and amortization	—	(26,262)	(18,862)	(77,088)
Interest expense, net	—	(6,322)	(4,179)	(19,053)
Pretax income (loss) from discontinued operations	—	(4,682)	8,464	5,532
Loss from the sale of the Alkali Business	—	—	(432,193)	—
Total pretax income (loss) from discontinued operations	—	(4,682)	(423,729)	5,532
Income tax expense	—	(33)	(16)	(66)
Net income (loss) from discontinued operations, net of tax	$—	$(4,715)	$(423,745)	$5,466

A summary of our cash flows associated with our discontinued operations is as follows:

	Nine Months Ended September 30,
	2025	2024
Net cash flows provided by operating activities	$31,453	$162,633
Net cash flows used in investing activities	(11,666)	(149,922)
Net cash flows used in financing activities	—	(8,695)

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
Operating Leases
During the three and nine months ended September 30, 2025 and 2024, we acted as a lessor in a revenue contract associated with our 330,000 barrel-capacity ocean going tanker, the M/T American Phoenix, included in our marine transportation segment. Our lease revenues for this arrangement were $7.1 million and $7.2 million for the three months ended September 30, 2025 and 2024, respectively, and $21.7 million and $21.1 million for the nine months ended September 30, 2025 and 2024, respectively.
The M/T American Phoenix is under contract through mid-2027. For the remainder of 2025, 2026, and through the expiration of the contract in 2027, we expect to receive undiscounted cash flows from lease payments of $7.5 million, $30.6 million, and $15.2 million, respectively. Our agreements generally contain clauses that may limit the use of the asset or require certain actions be taken by the lessee to maintain the asset for future performance.
6. Inventories
The major components of inventories were as follows:

	September 30, 2025	December 31, 2024
Crude oil	$33,812	$20,381
NaHS	7,713	10,902
Caustic soda	7,713	6,499
Total	$49,238	$37,782
Inventories are valued at the lower of cost or net realizable value. As of September 30, 2025 and December 31, 2024, the net realizable value of inventories was below cost by $0.3 million and $0.4 million, respectively, which triggered a reduction of the value of inventory in our Unaudited Condensed Consolidated Financial Statements by this amount.

7. Fixed Assets and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	September 30, 2025	December 31, 2024
Crude oil and natural gas pipelines and related assets	$3,825,345	$3,367,908
Onshore facilities, machinery and equipment	291,797	293,436
Transportation equipment	24,185	22,976
Marine vessels	1,064,148	1,062,720
Land, buildings and improvements	88,579	88,545
Office equipment, furniture and fixtures	10,441	10,101
Construction in progress	27,463	408,509
Other	26,665	26,665
Fixed assets, at cost	5,358,623	5,280,860
Less: Accumulated depreciation	(1,858,430)	(1,740,974)
Net fixed assets	$3,500,193	$3,539,886
Our depreciation expense for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense	$54,486	$52,643	$161,433	$148,290
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2024:

ARO liability balance, December 31, 2024	$254,054
Accretion expense	8,624
Revisions in timing and estimated costs of AROs	(705)
Liabilities incurred	954
Settlements	(2,132)
ARO liability balance, September 30, 2025	$260,795
At September 30, 2025 and December 31, 2024, $25.8 million is included as current in “Accrued liabilities” on our Unaudited Condensed Consolidated Balance Sheets. The remainder of the ARO liability as of September 30, 2025 and December 31, 2024 is included in “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheets.
Certain of our unconsolidated affiliates have AROs recorded at September 30, 2025 and December 31, 2024 relating to contractual agreements and regulatory requirements. In addition, certain entities that we consolidate have non-controlling interest owners that are responsible for their representative share of future costs of the related ARO. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
8. Equity Investees
We account for our ownership in certain of our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At September 30, 2025 and December 31, 2024, the unamortized excess cost amounts totaled $266.4 million and $277.1 million, respectively. We amortize the differences in carrying value as changes in equity earnings.

The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Genesis’ share of operating earnings	$14,411	$15,200	$46,365	$50,986
Amortization of differences attributable to Genesis’ carrying value of equity investments	(3,566)	(3,566)	(10,698)	(10,698)
Equity in earnings of equity investees	$10,845	$11,634	$35,667	$40,288
Distributions received(1)	$16,078	$18,488	$52,587	$58,829
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
9. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Offshore pipeline contract intangibles	$158,101	$84,598	$73,503	$158,101	$78,357	$79,744
Other	22,982	18,501	4,481	22,633	17,090	5,543
Total	$181,083	$103,099	$77,984	$180,734	$95,447	$85,287

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Amortization of intangible assets	$2,582	$2,932	$7,711	$7,843
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2025	$2,572
	2026	9,923
	2027	9,348
	2028	8,648
	2029	8,604

10. Debt
Our obligations under debt arrangements consisted of the following:

	September 30, 2025			December 31, 2024
	Principal	Unamortized Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value
Senior secured credit facility(1)	$58,600	$—	$58,600	$291,000	$—	$291,000
8.000% senior unsecured notes due 2027	—	—	—	406,245	933	405,312
7.750% senior unsecured notes due 2028	679,360	3,498	675,862	679,360	4,622	674,738
8.250% senior unsecured notes due 2029	600,000	11,525	588,475	600,000	13,993	586,007
8.875% senior unsecured notes due 2030	500,000	6,021	493,979	500,000	7,015	492,985
7.875% senior unsecured notes due 2032	700,000	10,309	689,691	700,000	11,476	688,524
8.000% senior unsecured notes due 2033	600,000	9,845	590,155	600,000	10,706	589,294
Total long-term debt	$3,137,960	$41,198	$3,096,762	$3,776,605	$48,745	$3,727,860
(1)Unamortized debt issuance costs associated with our senior secured credit facility (included in “Other Assets” on the Unaudited Condensed Consolidated Balance Sheets), were $5.9 million and $7.9 million as of September 30, 2025 and December 31, 2024, respectively.
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
On February 27, 2025, in connection with the sale of the Alkali Business, we entered into the Second Amendment to the credit agreement. This amendment provides for: (i) a reduction from $900 million to $800 million of total borrowing capacity under our senior secured credit facility; (ii) unlimited cash netting against our outstanding debt for purposes of our leverage ratio calculation if our credit facility is undrawn at the end of a reporting period, otherwise a maximum netting of $25 million is allowed; and (iii) an increased permitted investment basket under certain circumstances that will allow us to opportunistically purchase existing private or public securities across our capital structure.

At September 30, 2025, the key terms for rates under our senior secured credit facility (which are dependent on our leverage ratio as defined in the credit agreement) are as follows:
•The interest rate on borrowings may be based on an alternate base rate or Term Secured Overnight Financing Rate (“SOFR”), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our credit agreement) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. The Adjusted Term SOFR is equal to the sum of (a) the Term SOFR rate (as defined in our credit agreement) for such period plus (b) the Term SOFR Adjustment of 0.1% plus (c) the applicable margin. The applicable margin varies from 1.25% to 2.50% on alternate base rate borrowings and from 2.25% to 3.50% on Term SOFR borrowings depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At September 30, 2025, the applicable margins on our borrowings were 2.50% for alternate base rate borrowings and 3.50% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fee rates range from 2.25% to 3.50% based on our leverage ratio as computed under the credit agreement and can fluctuate quarterly. At September 30, 2025, our letter of credit rate was 3.50%.
•We pay a commitment fee on the unused portion of the senior secured credit facility. The commitment fee rates on the unused committed amount range from 0.30% to 0.50% per annum depending on our leverage ratio. At September 30, 2025, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the senior secured credit facility by an additional $150 million, subject to lender consent and certain other customary conditions.
At September 30, 2025, we had $58.6 million borrowed under our senior secured credit facility. Our inventory financing sublimit as of September 30, 2025 was $28.0 million of the maximum allowed of $200 million. Our credit agreement allows up to $50 million of the capacity to be used for letters of credit, of which $4.5 million was outstanding at September 30, 2025. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings, periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our senior secured credit facility at September 30, 2025 was $736.9 million, subject to compliance with covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Senior Unsecured Notes Transactions
On April 3, 2025, using a portion of the cash proceeds from the sale of the Alkali Business, we redeemed the remaining $406.2 million of principal outstanding on the 8.000% senior unsecured notes due January 15, 2027 (the “2027 Notes”), and paid the related accrued interest and redemption premium on those notes that were redeemed. We incurred a net loss of $8.9 million associated with the redemption premium and the write-off of the related unamortized debt issuance costs and premium on the redeemed 2027 Notes, which is recorded in “Other expense” in our Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2025.
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
Our $3.1 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), except for certain immaterial subsidiaries. The immaterial non-Guarantor Subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business.
11. Partners’ Capital (Deficit), Mezzanine Capital and Distributions
At September 30, 2025, our outstanding common units consisted of 122,424,321 Class A Common Units and 39,997 Class B Common Units. The Class A Common Units are traditional common units in us. The Class B Common Units are identical to the Class A Common Units and, accordingly, have voting and distribution rights equivalent to those of the Class A Common Units, and, in addition, the Class B Common Units have the right to elect all of our board of directors and are convertible into Class A Common Units under certain circumstances, subject to certain exceptions. At September 30, 2025, we had 15,695,722 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
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
Distributions
We paid, or will pay, the following cash distributions to our common unitholders in 2024 and 2025:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2024
1st Quarter	May 15, 2024	$0.150	$18,370
2nd Quarter	August 14, 2024	$0.150	$18,370
3rd Quarter	November 14, 2024	$0.165	$20,207
4th Quarter	February 14, 2025	$0.165	$20,207
2025
1st Quarter	May 15, 2025	$0.165	$20,207
2nd Quarter	August 14, 2025	$0.165	$20,207
3rd Quarter(1)	November 14, 2025	$0.165	$20,207
(1)This distribution was declared in October 2025 and will be paid to unitholders of record as of October 31, 2025.

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
Net Income (Loss) Attributable to Genesis Energy, L.P. is adjusted for distributions and returns attributable to the Class A Convertible Preferred Units that are paid in the period to arrive at Net Loss attributable to Common Unitholders. Net Income (Loss) Attributable to Genesis Energy, L.P. was reduced by $14.9 million and $56.7 million for the three and nine months ending September 30, 2025, respectively, and $21.9 million and $65.7 million for the three and nine months ending September 30, 2024, respectively, due to Class A Convertible Preferred Unit distributions paid in the period (Class A Convertible Preferred Unit distributions are summarized in the table below). For the nine months ended September 30, 2025, Net Loss Attributable to Genesis Energy L.P. was also reduced by $1.4 million due to returns attributable to the Class A Convertible Preferred Units accumulated in the period.

As of September 30, 2025, we will not be required to further adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would be redeemed. Once redemption becomes probable, we would adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date redemption first becomes probable and the date the units could first be redeemed.
We paid, or will pay, by the dates noted below, the following cash distributions to our Class A Convertible Preferred unitholders in 2024 and 2025:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2024
1st Quarter	May 15, 2024	$0.9473	$21,894
2nd Quarter	August 14, 2024	$0.9473	$21,894
3rd Quarter	November 14, 2024	$0.9473	$21,894
4th Quarter	February 14, 2025	$0.9473	$21,894
2025
1st Quarter(1)	May 15, 2025	$0.9473	$19,942
2nd Quarter	August 14, 2025	$0.9473	$14,868
3rd Quarter(2)	November 14, 2025	$0.9473	$14,868
(1)Approximately $5.1 million of this distribution was associated with the Purchased Units and was paid on March 6, 2025.
(2)This distribution was declared in October 2025 and will be paid to unitholders of record as of October 31, 2025.
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
The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income (loss) per common unit calculation for the period being presented. The numerator is adjusted for distributions declared in the period, undeclared distributions that accumulated during the period, and any returns that accumulated in the period. For the three and nine months ended September 30, 2025 and 2024, the effect of the assumed conversion of the Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.

The following table illustrates the computation of basis and diluted net income (loss) per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) from continuing operations	$22,776	$(4,572)	$(3,774)	$2,816
Less: Net income attributable to noncontrolling interests	(13,569)	(7,890)	(32,755)	(22,850)
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(14,868)	(21,894)	(58,138)	(65,682)
Net loss attributable to common unitholders from continuing operations	(5,661)	(34,356)	(94,667)	(85,716)
Net income (loss) from discontinued operations	—	(4,715)	(423,745)	5,466
Net loss attributable to common unit holders	$(5,661)	$(39,071)	$(518,412)	$(80,250)

Weighted average outstanding units	122,464	122,464	122,464	122,464

Net loss per common unit from continuing operations - Basic and Diluted	$(0.05)	$(0.28)	$(0.77)	$(0.70)
Net income (loss) per common unit from discontinued operations - Basic and Diluted	—	(0.04)	(3.46)	0.04
Net loss per common unit - Basic and Diluted	$(0.05)	$(0.32)	$(4.23)	$(0.66)
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

Segment information for the periods presented below was as follows:

	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Total
Three Months Ended September 30, 2025
Revenues:
External Customers	$143,250	$77,058	$193,693	$414,001
Intersegment Revenue(1)	56	—	(56)	—
Total revenues of reportable segments(2)	$143,306	$77,058	$193,637	$414,001
Segment Operating Expenses	(36,414)	(51,738)	(60,065)	(148,217)
Segment Product Costs	—	—	(114,837)	(114,837)
Other Segment Items(3)	(5,549)	250	928	(4,371)
Segment Margin(4)	$101,343	$25,570	$19,663	$146,576

Three Months Ended September 30, 2024
Total revenues of reportable segments(2)(5)	$101,119	$78,496	$217,676	$397,291
Segment Operating Expenses	(30,303)	(47,219)	(63,383)	(140,905)
Segment Product Costs	—	—	(137,440)	(137,440)
Other Segment Items(3)	1,333	(209)	1,909	3,033
Segment Margin(4)	$72,149	$31,068	$18,762	$121,979

Nine Months Ended September 30, 2025
Revenues:
External Customers	$377,265	$237,319	$575,076	$1,189,660
Intersegment Revenue(1)	298	—	(298)	—
Total revenues of reportable segments(2)	$377,563	$237,319	$574,778	$1,189,660
Segment Operating Expenses	(105,329)	(152,604)	(188,623)	(446,556)
Segment Product Costs	—	—	(335,007)	(335,007)
Other Segment Items(3)	(6,749)	693	1,799	(4,257)
Segment Margin(4)	$265,485	$85,408	$52,947	$403,840

Nine Months Ended September 30, 2024
Total revenues of reportable segments(2)(5)	$302,133	$243,941	$715,843	$1,261,917
Segment Operating Expenses	(88,013)	(150,229)	(206,355)	(444,597)
Segment Product Costs	—	—	(456,983)	(456,983)
Other Segment Items(3)	41,966	262	4,597	46,825
Segment Margin(4)	$256,086	$93,974	$57,102	$407,162
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
(4)A reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin for the periods is presented below.
(5)There were no intersegment revenues for the three and nine months ended September 30, 2024.

Total assets by reportable segment were as follows:

	September 30, 2025	December 31, 2024
Offshore pipeline transportation	$2,770,893	$2,748,296
Marine transportation	624,419	641,082
Onshore transportation and services	1,439,042	1,401,238
Total reportable segment assets	$4,834,354	$4,790,616
Other assets	35,366	39,656
Assets held for discontinued operations	—	2,207,420
Total consolidated assets	$4,869,720	$7,037,692
Total growth and maintenance capital expenditures for fixed and intangible assets (including enhancements to existing facilities and construction of growth projects as well as contributions to equity investees) by reportable segment for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
	2025	2024
Offshore pipeline transportation(1)	$75,332	$193,875
Marine transportation	40,393	72,266
Onshore transportation and services	5,656	15,941
Total reportable segment capital expenditures	$121,381	$282,082
Other	990	10,660
Total consolidated capital expenditures(2)	$122,371	$292,742
(1)Capital expenditures in our offshore pipeline transportation segment for the nine months ended September 30, 2025 and 2024 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder.
(2)Growth and maintenance capital expenditures related to our previously owned Alkali Business are associated with our discontinued operations and are not included in the table above.
Reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) from continuing operations before income taxes	$23,029	$(5,451)	$(3,032)	$2,735
Net income attributable to noncontrolling interests	(13,569)	(7,890)	(32,755)	(22,850)
Corporate general and administrative expenses	15,992	13,469	72,736	48,085
Depreciation, amortization and accretion	59,746	58,348	177,768	164,451
Interest expense, net	66,407	65,662	197,199	192,535
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	5,233	6,855	16,920	18,542
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	136	63	(68)	21
Other non-cash items	(3,307)	(1,551)	(10,258)	(6,152)
Loss on extinguishment of debt (Note 10)	—	—	9,779	1,429
Differences in timing of cash receipts for certain contractual arrangements(2)	(7,091)	(7,526)	(24,449)	8,366
Total Segment Margin	$146,576	$121,979	$403,840	$407,162
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.

14. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Revenues from services and fees to Poseidon(1)	$4,661	$4,249	$12,978	$15,257
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$495	$495
Charges for products purchased from Poseidon(1)	266	283	808	867
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
Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the three and nine months ended September 30, 2025 include $2.7 million and $8.0 million, respectively, of fees we earned through the provision of services under that agreement. Our revenues for the three and nine months ended September 30, 2024 include $2.6 million and $7.8 million, respectively, of fees we earned through the provision of services under that agreement. At September 30, 2025 and December 31, 2024, Poseidon owed us $2.8 million and $1.9 million for services rendered, respectively.
15. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Nine Months Ended September 30,
	2025	2024
(Increase) decrease in:
Accounts receivable	$(91,266)	$14,487
Inventories	(16,890)	39,078
Deferred charges	(26,663)	(1,649)
Other current assets	76	10,673
Increase (decrease) in:
Accounts payable	55,712	31,723
Accrued liabilities	(11,348)	(34,560)
Net changes in components of operating assets and liabilities	$(90,379)	$59,752
Payments of interest and commitment fees were $206.3 million and $215.8 million for the nine months ended September 30, 2025 and 2024, respectively.
We capitalized interest of $16.7 million and $36.4 million during the nine months ended September 30, 2025 and September 30, 2024, respectively.
At September 30, 2025 and 2024, we had incurred liabilities for fixed and intangible asset additions totaling $14.3 million and $55.8 million, respectively, that had not been paid at the end of the quarter. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.

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
As of September 30, 2025, we had a net broker receivable of approximately $1.6 million (consisting of initial margin of $0.9 million increased by $0.7 million variation margin). As of December 31, 2024, we had a net broker receivable of approximately $0.9 million (consisting of initial margin of $1.1 million decreased by $0.2 million of variation margin).  At September 30, 2025 and December 31, 2024, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
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

Outstanding Derivatives
At September 30, 2025, we had the following outstanding derivative contracts that were entered into to economically hedge inventory and fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	175	—
Weighted average contract price per Bbl	$61.62	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil options:
Contract volumes (1,000 Bbls)	30	—
Weighted average premium received/paid	$0.07	$—

Fair Value of Derivative Assets and Liabilities
The following tables reflect the estimated fair value position of our derivatives at September 30, 2025 and December 31, 2024:

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		September 30, 2025	December 31, 2024
Asset Derivatives:
Commodity derivatives - futures, swaps and options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$9	$96
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(9)	(96)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$94	$94
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(94)	(94)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Commodity derivatives - futures, swaps and options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$—	$(182)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	—	182
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(164)	$(637)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	164	637
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
(1)As noted above, our exchange-traded derivatives are transacted through brokerage accounts and subject to margin requirements. We offset fair value amounts recorded for our exchange-traded derivative contracts against required margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets within “Current Assets - Other”.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income (Loss)
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
Commodity derivatives - futures, swaps and options:
Contracts designated as hedges under accounting guidance	Onshore transportation and services product costs	$(44)	$2,539	$1,043	$(438)
Contracts not considered hedges under accounting guidance	Onshore transportation and services product costs	5	237	(537)	(49)
Total commodity derivatives		$(39)	$2,776	$506	$(487)

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity and fuel derivatives:
Assets	$103	$—	$—	$190	$—	$—
Liabilities	$(164)	$—	$—	$(819)	$—	$—
Our commodity derivatives include exchange-traded futures. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy.
See Note 16 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility at September 30, 2025 and December 31, 2024 approximated its fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At September 30, 2025 and December 31, 2024, our senior unsecured notes had a carrying value of approximately $3.1 billion and $3.5 billion, respectively, and a fair value of approximately $3.2 billion and $3.5 billion, respectively. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Forward Looking Statements
Overview
We reported Net Income from Continuing Operations of $22.8 million during the three months ended September 30, 2025 (the “2025 Quarter”) compared to Net Loss from Continuing Operations of $4.6 million during the three months ended September 30, 2024 (the “2024 Quarter”).
Net Income from Continuing Operations in the 2025 Quarter was impacted by an increase in operating income from our operating segments, primarily from our offshore pipeline transportation operating segment (see “Results of Operations” below for additional details). This increase in operating income was partially offset by an increase in depreciation and amortization of $1.5 million during the 2025 Quarter (see “Results of Operations” below for additional details).
We reported Net Loss from Discontinued Operations, net of tax of $4.7 million during the 2024 Quarter associated with the Alkali Business that was sold on February 28, 2025.
Cash flow from operating activities was $70.3 million for the 2025 Quarter compared to $87.3 million for the 2024 Quarter. The decrease in cash flow from operating activities is primarily attributable to negative changes in working capital in the 2025 Quarter compared to the 2024 Quarter. In addition, cash flows provided by operating activities for the 2025 Quarter did not include activity from the Alkali Business, as it was sold on February 28, 2025, whereas the 2024 Quarter included a full quarter of activity from the Alkali Business. Partially offsetting these decreases in cash flow from operating activities was an increase in segment margin in the 2025 Quarter compared to the 2024 Quarter (as discussed further below).
Available Cash before Reserves (as defined below in “Non-GAAP Financial Measures”) to our common unitholders was $35.5 million for the 2025 Quarter, an increase of $11.0 million, or 45%, from the 2024 Quarter primarily as a result of: (i) an increase in Segment Margin of $24.6 million, which is discussed in more detail below; and (ii) a decrease in accumulated distributions to our Class A Convertible Preferred unitholders of $7.0 million. Partially offsetting these increases was the exclusion of activity in the 2025 Quarter from the Alkali Business, as it was sold on February 28, 2025, whereas the 2024 Quarter included a full quarter of activity from the Alkali Business.
Segment Margin (as defined below in “Non-GAAP Financial Measures”) was $146.6 million for the 2025 Quarter, an increase of $24.6 million, or 20%, from the 2024 Quarter. A more detailed discussion of our segment results and other costs are included below in “Results of Operations.” See “Non-GAAP Financial Measures” below for additional information on Segment Margin.

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
Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2025 Quarter increased $16.7 million, or 4%, from the 2024 Quarter and our total costs and expenses decreased $13.3 million , or 4%, between the two periods with an overall net increase to operating income of $30.0 million as presented on the Unaudited Condensed Consolidated Statements of Operations. The increase in our operating income during the 2025 Quarter is primarily due to: (i) our offshore pipeline transportation segment as a result of the contractual minimum volume commitments (“MVC’s”) on our 100% owned SYNC Pipeline and 64% owned CHOPS Pipeline associated with the Shenandoah deepwater development that began in June 2025 and an increase in volumes on our CHOPS Pipeline (see further discussion below). These were partially offset by: (i) an increase in depreciation and amortization of $1.5 million during the 2025 Quarter (see further discussion below); and (ii) an increase in general and administrative expenses of $0.5 million during the 2025 Quarter (see further discussion below).
A substantial portion of our revenues and costs are derived from our onshore transportation and services segment, which includes the purchase and sale of crude oil in our crude oil marketing business as well as our other refinery-centric onshore operations. Additionally, our revenues and costs are derived from the operations within our offshore pipeline transportation segment and our marine transportation segment. We describe the impact on revenues and costs for each of our businesses in more detail below.
As it relates to our crude oil marketing business, the average closing price for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) decreased to $65.78 per barrel in the 2025 Quarter, as compared to $76.43 per barrel in the 2024 Quarter. We expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil, resulting in a minimal direct impact on Net income (loss), Segment Margin and Available Cash before Reserves. We have limited our direct commodity price exposure in our crude oil operations through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller impact on Net income (loss), Segment Margin and Available Cash before Reserves. However, we do have some indirect exposure to certain changes in prices for crude oil, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “ Risks Related to Our Business.”
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
Refiners are the shippers of a majority of the volumes transported on our onshore crude oil pipelines, and refiners contracted for approximately 90% of the revenues from our marine transportation segment during the 2025 Quarter, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. Given these facts, we do not expect changes in commodity prices to impact our Net income (loss), Segment Margin or Available Cash before Reserves derived from our offshore crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil.
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
The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Offshore pipeline transportation	$101,343	$72,149	$265,485	$256,086
Marine transportation	25,570	31,068	85,408	93,974
Onshore transportation and services	19,663	18,762	52,947	57,102
Total Segment Margin	$146,576	$121,979	$403,840	$407,162

A reconciliation of Income (Loss) from continuing operations before income taxes to total Segment Margin for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income (loss) from continuing operations before income taxes	$23,029	$(5,451)	$(3,032)	$2,735
Net income attributable to noncontrolling interests	(13,569)	(7,890)	(32,755)	(22,850)
Corporate general and administrative expenses	15,992	13,469	72,736	48,085
Depreciation, amortization and accretion	59,746	58,348	177,768	164,451
Interest expense, net	66,407	65,662	197,199	192,535
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	5,233	6,855	16,920	18,542
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	136	63	(68)	21
Other non-cash items	(3,307)	(1,551)	(10,258)	(6,152)
Loss on debt extinguishment	—	—	9,779	1,429
Differences in timing of cash receipts for certain contractual arrangements(2)	(7,091)	(7,526)	(24,449)	8,366
Total Segment Margin	$146,576	$121,979	$403,840	$407,162
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

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$100,034	$64,103	$253,623	$226,085
Offshore natural gas pipeline revenue, excluding non-cash revenues	13,181	13,661	39,186	39,498
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses	(27,292)	(23,463)	(78,056)	(66,616)
Distributions from equity investments(1)	15,420	17,848	50,732	57,119
Offshore pipeline transportation Segment Margin	$101,343	$72,149	$265,485	$256,086

Volumetric Data 100% basis:
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	360,925	304,198	332,987	299,628
Poseidon	251,788	249,210	248,326	273,704
Odyssey	63,583	69,560	66,209	65,837
GOPL(2)	1,395	1,583	1,486	1,801
Total crude oil offshore pipelines	677,691	624,551	649,008	640,970

Natural gas transportation volumes (MMBtus/day)	425,801	393,240	410,511	385,038

Volumetric Data net to our ownership interest(3):
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	230,992	194,687	213,112	191,762
Poseidon	161,144	159,494	158,929	175,171
Odyssey	18,439	20,172	19,201	19,093
GOPL(2)	1,395	1,583	1,486	1,801
Total crude oil offshore pipelines	411,970	375,936	392,728	387,827

Natural gas transportation volumes (MMBtus/day)	110,234	108,590	106,588	109,192
(1)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting for the three and nine months ended September 30, 2025 and 2024.
(2)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or “GOPL”) owns our undivided interest in the Eugene Island pipeline system.
(3)Volumes are the product of our effective ownership interest throughout the period multiplied by the relevant throughput over the given period.

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Offshore pipeline transportation Segment Margin for the 2025 Quarter increased $29.2 million, or 40%, from the 2024 Quarter primarily due to: (i) the contractual MVCs on our 100% owned SYNC Pipeline and 64% owned CHOPS Pipeline associated with the deepwater Shenandoah development that began in June 2025 and contributed to our reported Segment Margin; (ii) an increase to other MVCs on our 64% owned CHOPS Pipeline during the 2025 Quarter, including those related to the Warrior and Winterfell projects; and (iii) an increase in volumes in the 2025 Quarter as a result of the remediation of certain wells that previously encountered sub-sea operational and technical issues during the 2024 Quarter. Production volumes from the Shenandoah floating production system (“FPS”) are life-of-lease dedicated to our 100% owned SYNC Pipeline and further downstream to our 64% owned CHOPS Pipeline. The Shenandoah FPS achieved first oil production in late July 2025, but we were able to recognize the contractual MVC’s for the entire 2025 Quarter in Segment Margin. We have seen a ramp up in volumes from the Shenandoah FPS to approximately 90,000 barrels of oil per day as we exited the 2025 Quarter and expect the Shenandoah FPS to ramp up to its design capacity over the remainder of the year as the operator brings additional wells on-line.
Activity in and around our Gulf of America asset base continues to be robust, including incremental in-field drilling at existing fields that tie into our infrastructure, and first oil from the Salamanca development, which occurred near the end of the 2025 Quarter. While contribution from the Salamanca development was minimal to our Segment Margin in the 2025 Quarter, we expect higher contribution in future periods as the volumes from the Salamanca development are life-of-lease dedicated to our 100% owned SEKCO lateral pipeline and further downstream to our 64% owned Poseidon Pipeline.
Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Offshore pipeline transportation Segment Margin for the first nine months of 2025 increased $9.4 million, or 4%, from the first nine months of 2024 primarily due to: (i) the contractual MVC’s on our 100% owned SYNC Pipeline and 64% owned CHOPS Pipeline associated with the deepwater Shenandoah development that began in June 2025 and contributed to our reported Segment Margin; and (ii) an increase to other MVCs on our 64% owned CHOPS Pipeline during the first nine months of 2025 including those related to the Warrior and Winterfell projects.
These increases to Segment Margin in the first nine months of 2025 compared to the first nine months of 2024 were partially offset by: (i) an economic step-down in the rate on a certain existing life-of-lease transportation dedication; (ii) producer underperformance at several of the major fields attached to our pipeline infrastructure; and (iii) an increase in our operating costs. At the beginning of the 2024 Quarter, we reached the 10-year anniversary of a certain existing life-of-lease transportation dedication, which resulted in the contractual economic step-down of the associated transportation rate. In addition, there was an increase in producer downtime in the first nine months of 2025 relative to the first nine months of 2024 as a result of several wells being shut in due to certain sub-sea operational and technical challenges. The production from these wells impacted our results as they are molecules that we touch multiple times throughout our oil and natural gas pipeline infrastructure. Based on discussions with the producers from these impacted fields, the remediation work has been completed on a majority of the impacted wells during the 2025 Quarter, while intervention work is ongoing on the remaining shut-in wells in an attempt to return total production to previously experienced levels.

Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 87 barges (78 inland and 9 offshore) with a combined transportation capacity of 3.0 million barrels, 43 push/tow boats (33 inland and 10 offshore), and a 330,000 barrel capacity ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues (in thousands):
Inland freight revenues	$30,929	$36,632	$98,391	$110,127
Offshore freight revenues	29,891	26,925	91,667	80,275
Other rebill revenues(1)	16,238	14,939	47,261	53,539
Total segment revenues	$77,058	$78,496	$237,319	$243,941

Operating costs, excluding non-cash expenses (in thousands)	(51,488)	(47,428)	(151,911)	(149,967)

Segment Margin (in thousands)	$25,570	$31,068	$85,408	$93,974

Fleet Utilization:(2)
Inland Barge Utilization	91.2%	99.4%	94.3%	99.5%
Offshore Barge Utilization	89.7%	97.4%	94.3%	97.1%
(1)Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2)Utilization rates are based on a 365-day year, as adjusted for planned downtime and dry-docking.
Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Marine transportation Segment Margin for the 2025 Quarter decreased $5.5 million, or 18%, from the 2024 Quarter. We experienced slightly lower utilization rates during the 2025 Quarter in our inland business primarily due to a decline in Midwest refinery demand for black oil equipment as a result of changing crude slates to lighter oil. In addition, we experienced a slight decline in utilization rates during the 2025 Quarter in our offshore business as certain third-party vessels were relocated to the East and Gulf coasts from the West Coast markets near the beginning of the 2025 Quarter, which caused disruption in the spot market. This decrease in Segment Margin was partially offset by fewer dry-docking days in our offshore fleet during the 2025 Quarter compared to the 2024 Quarter. While we did see some transitory market challenges in the period, we exited the 2025 Quarter with an uptick in demand for our inland fleet as we began to see a decrease in the lighter crude slates. In addition, we were able to secure term contracts on a majority of our offshore fleet, limiting any potential exposure to the currently volatile spot market.
Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Marine transportation Segment Margin for the first nine months of 2025 decreased $8.6 million, or 9% from the first nine months of 2024. We experienced slightly lower utilization rates during the first nine months of 2025 in our inland business primarily due to a temporary decline in refinery utilization during the first quarter of 2025 and a decline in Midwest refinery demand for black oil equipment as a result of changing crude slates in the 2025 Quarter. In addition, our offshore business experienced a slight decline in utilization rates during the first nine months of 2025 as certain third-party vessels were relocated to the East and Gulf coasts from the West Coast markets near the beginning of the 2025 Quarter, which caused disruption in the spot market. This decrease in Segment Margin was partially offset by fewer dry-docking days in our offshore fleet and a contractual rate increase on our M/T American Phoenix during the first nine months of 2025 compared to the first nine months of 2024.

Onshore Transportation and Services Segment
Our onshore transportation and services segment includes terminaling, blending, storing, marketing, and transporting of crude oil and petroleum products, as well as the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced “nash”). Our onshore transportation and services segment utilizes an integrated set of pipelines, terminals, facilities, trucks and barges to facilitate the movement of crude oil, refined products, and other commodity products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals, rail unloading facilities, and refinery processing locations operating primarily within the U.S. Gulf Coast market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk-purchased crude oil as well as the sale and delivery of NaHS and NaOH (also known as caustic soda) to customers. Through these assets we offer our customers a full suite of services, including the following as of September 30, 2025:
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

Operating results from our onshore transportation and services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Gathering, marketing and logistics revenue	$136,189	$158,035	$392,424	$510,644
Crude oil pipeline tariffs and revenues	6,978	5,398	18,468	19,165
Sulfur services revenues, excluding non-cash revenues	33,262	36,012	106,700	121,902
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(114,701)	(137,378)	(335,075)	(456,962)
Operating costs, excluding non-cash expenses	(43,386)	(45,072)	(131,446)	(143,138)
Other	1,321	1,767	1,876	5,491
Segment Margin	$19,663	$18,762	$52,947	$57,102

Volumetric Data:
Onshore crude oil pipelines (average Bbls/day):
Texas	88,989	57,726	83,279	69,149
Jay	7,595	4,295	5,332	5,026
Mississippi	1,093	2,194	1,113	2,597
Louisiana(1)	60,551	60,255	49,050	63,084
Onshore crude oil pipelines total	158,228	124,470	138,774	139,856

Crude oil product sales (average Bbls/day)	18,327	18,978	17,881	21,364
Rail unload volumes (average Bbls/day)	25,695	17,757	23,741	12,954

NaHS volumes (Dry short tons “DST”)	20,620	23,398	69,749	82,091
NaOH (caustic soda) volumes (DST sold)	9,598	10,014	26,821	30,965
(1)Total daily volumes for the three months ended September 30, 2025 and September 30, 2024 include 23,532 and 22,959 Bbls/day, respectively, of intermediate refined petroleum products and 36,414 and 37,296 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines. Total daily volumes for the nine months ended September 30, 2025 and September 30, 2024 include 19,533 and 24,159 Bbls/day, respectively, of intermediate refined petroleum products and 29,313 and 38,467 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Onshore transportation and services Segment Margin for the 2025 Quarter increased $0.9 million, or 5%, from the 2024 Quarter primarily due to an increase in rail unload volumes at our Scenic Station facility and an overall increase in volumes on our onshore crude oil pipeline systems, principally driven by an increase in volumes on our Texas pipeline system, which is a key destination point for various grades of crude oil produced in the Gulf of America including those transported on our 64% owned CHOPS Pipeline. This increase was partially offset by a decrease in Segment Margin from our crude oil marketing business and lower NaHS and caustic soda sales volumes.
Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Onshore transportation and services Segment Margin for the first nine months of 2025 decreased $4.2 million, or 7%, from the first nine months of 2024 primarily due to a decrease in Segment Margin from our crude oil marketing business and decrease in NaHS and caustic soda sales volumes. These decreases were partially offset by an increase in rail unload volumes at our Scenic Station facility.

Other Costs, Interest and Income Taxes
General and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$11,423	$14,850	$33,448	$41,126
Segment	705	681	2,074	2,039
Long-term incentive compensation expense	2,831	(737)	9,305	4,568
Third party costs related to business development activities and growth projects	329	—	25,847	60
Total general and administrative expenses	$15,288	$14,794	$70,674	$47,793
Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Total general and administrative expenses for the 2025 Quarter increased by $0.5 million from the 2024 Quarter primarily due to an increase in expenses related to our long-term incentive compensation plan as a result of the assumptions used to value the outstanding awards under our long-term incentive compensation plan. This increase was partially offset by a decrease in corporate general and administrative costs as the 2024 Quarter experiencing higher corporate general and administrative costs as a result of us conforming our short-term cash incentive programs to industry standards at that time.
Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Total general and administrative expenses for the first nine months of 2025 increased by $22.9 million from the first nine months of 2024. This increase is primarily due to the increase in third party costs related to business development activities and growth projects in the first quarter of 2025 as a result of the transaction costs incurred associated with the sale of the Alkali Business on February 28, 2025. This increase was partially offset due to the first nine months of 2024 experiencing higher corporate general and administrative costs as a result of us conforming our short-term cash incentive programs to industry standards at that time.
Depreciation and amortization expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Depreciation expense	$54,486	$52,643	$161,433	$148,290
Amortization expense	2,582	2,932	7,711	7,843
Total depreciation and amortization expense	$57,068	$55,575	$169,144	$156,133
Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Total depreciation and amortization expense for the 2025 Quarter increased by $1.5 million from the 2024 Quarter. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service, including assets associated with our CHOPS expansion project and SYNC Pipeline, subsequent to the period ended September 30, 2024.
Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Total depreciation and amortization expense for the first nine months of 2025 increased by $13.0 million from the first nine months of 2024. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service, including assets associated with our CHOPS expansion project and SYNC Pipeline, subsequent to the period ended September 30, 2024.

Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees), net	$3,102	$6,032	$9,990	$21,033
Interest expense, senior unsecured notes	62,413	69,979	196,903	199,607
Amortization of debt issuance costs, premium and discount	2,748	2,747	7,004	8,294
Capitalized interest	(1,856)	(13,096)	(16,698)	(36,399)
Interest expense, net	$66,407	$65,662	$197,199	$192,535
Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024
Interest expense, net for the 2025 Quarter increased by $0.7 million from the 2024 Quarter primarily due to a decrease in capitalized interest in the 2025 Quarter, which is primarily attributable to the completion of the CHOPS expansion project and the SYNC Pipeline subsequent to the 2024 Quarter.
This increase in interest expense, net was partially offset by a decrease in interest expense associated with our senior unsecured notes and a decrease in interest expense, net associated with our senior secured credit facility. The decrease in interest expense associated with our senior unsecured notes was primarily related to the redemption of our 2027 Notes on April 3, 2025. The decrease in interest expense, net associated with our senior secured credit facility during the 2025 Quarter was primarily a result of a reduction in the average borrowings outstanding during the period.
Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024
Interest expense, net for the first nine months of 2025 increased by $4.7 million from the first nine months of 2024 primarily due to a decrease in capitalized interest in the first nine months of 2025 primarily attributable to the completion of the CHOPS expansion project and SYNC Pipeline subsequent to September 30, 2024.
This increase in interest expense, net was partially offset by lower interest expense, net on our senior secured credit facility during the first nine months of 2025 as a result of a reduction in the average borrowings outstanding during the period primarily as a result of the proceeds received from the sale of the Alkali Business on February 28, 2025 and the immediate pay-down of the outstanding borrowings on our senior secured credit facility at that time.
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

Liquidity and Capital Resources
General
On July 19, 2024, we entered into the Seventh Amended and Restated Credit Agreement (the “credit agreement”) to replace our Sixth Amended and Restated Credit Agreement. The credit agreement provided for a $900 million senior secured revolving credit facility that matures on September 1, 2028, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, provided that if more than $150 million of our 2028 Notes remain outstanding as of November 2, 2027, the credit agreement matures on such date.
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
At September 30, 2025, the principal amount of long-term debt outstanding totaled approximately $3.1 billion, consisting of $58.6 million borrowed under our senior secured credit facility and $3.1 billion related to our senior unsecured notes. Our senior unsecured notes balance is comprised of $679.4 million of our 2028 Notes, $600.0 million of our 8.250% senior unsecured notes due January 15, 2029 (the “2029 Notes”), $500.0 million of our 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”), $700.0 million of our 2032 Notes and $600.0 million of our 2033 Notes.
The available borrowing capacity under our senior secured credit facility at September 30, 2025 is $736.9 million, subject to compliance with covenants. Our inventory financing sublimit as of September 30, 2025 was $28.0 million of the maximum allowed of $200.0 million. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
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
See Note 15 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities during the first nine months of 2025 and the first nine months of 2024.
Net cash flows provided by our operating activities for the nine months ended September 30, 2025 were $142.0 million compared to $318.0 million for the nine months ended September 30, 2024. The decrease in cash flows from operating activities is primarily attributable to negative changes in working capital in the first nine months of 2025 relative to the first nine months of 2024. In addition, cash flows provided by operating activities for the first nine months of 2025 only included activity from the Alkali Business prior to the sale on February 28, 2025, whereas the first nine months of 2024 included a full period of activity from the Alkali Business.
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

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$8,788	$5,866
Marine transportation assets	38,978	58,369
Onshore transportation and services assets	5,135	7,061
Information technology systems and corporate assets	990	2,431
Total maintenance capital expenditures	53,891	73,727
Growth capital expenditures:
Offshore pipeline transportation assets(1)	66,544	187,724
Marine transportation assets	1,415	13,897
Onshore transportation and services assets	521	8,880
Information technology systems and corporate assets	—	8,230
Total growth capital expenditures	68,480	218,731
Total capital expenditures for fixed and intangible assets	122,371	292,458
Capital expenditures related to equity investees	—	285
Total capital expenditures(2)	$122,371	$292,743
(1)Growth capital expenditures in our offshore pipeline transportation segment for 2025 and 2024 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder (see further discussion below in “Growth Capital Expenditures”).

(2)Excluded from the table above were total capital expenditures of $6.4 million and $66.4 million for the nine months ended September 30, 2025 and 2024, respectively, associated with the Alkali Business that was sold on February 28, 2025.
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
The CHOPS expansion includes a complete overhaul of the GB-72 topside facilities, reconnection of the CHOPS Pipeline to the GB-72 platform, and the addition of pumps at both the HI-A5 and GB-72 platforms to upgrade processing capabilities and increase throughput. During the fourth quarter of 2024, we completed the overhaul of the GB-72 topside facilities and reconnected the CHOPS Pipeline to the GB-72 platform and during the second quarter of 2025 we completed the installation of the additional pumps at the HI-A5 and GB-72 platforms.
During the 2025 Quarter, the Shenandoah FPS achieved first oil and we began successfully transporting crude oil on our 100% owned SYNC Pipeline. In addition, near the end of the 2025 Quarter, the Salamanca development achieved first oil. With the completion of these significant growth capital projects as of the end of the 2025 Quarter, and no future growth capital projects on the horizon, we expect growth capital expenditures to be minimal for the remainder of the year.
Maintenance Capital Expenditures
Maintenance capital expenditures incurred during the first nine months of 2025 and 2024 from our continuing operations primarily related to expenditures in our marine transportation segment to replace and upgrade certain equipment associated with our barge and fleet vessels during our dry-docks. Additionally, our offshore transportation assets require maintenance capital expenditures to replace, maintain and upgrade equipment at certain of our offshore platforms and pipelines that we operate. See further discussion under “Available Cash before Reserves” for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
In July 2025, we declared our quarterly distribution to our common unitholders of $0.165 per unit related to the second quarter of 2025. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions were paid on August 14, 2025 to unitholders of record at the close of business on July 31, 2025.
In October 2025, we declared our quarterly distribution to our common unitholders of $0.165 per unit related to the 2025 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on November 14, 2025 to unitholders of record at the close of business on October 31, 2025.
Guarantor Summarized Financial Information
Our $3.1 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries, except for certain immaterial subsidiaries. The immaterial non-Guarantor Subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business. See Note 10 in our Unaudited Condensed Consolidated Financial Statements for additional information regarding our consolidated debt obligations.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
September 30, 2025
(in thousands)
ASSETS(1):
Current assets	$616,466
Fixed assets, net	2,186,123
Non-current assets	708,116

LIABILITIES AND CAPITAL:(2)
Current liabilities	660,461
Non-current liabilities	3,463,188
Class A Convertible Preferred Units	552,523

Statement of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Nine Months Ended September 30, 2025
(in thousands)
Revenues(3)	$1,013,735
Operating costs	936,575
Operating income	77,160
Loss from continuing operations	(94,893)
Net loss(2)	(514,434)
Net loss attributable to Genesis Energy, L.P.	(514,434)
(1)Excluded from assets in the table above are net intercompany receivables of $57.2 million that are owed to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of September 30, 2025.
(2)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
(3)Excluded from revenues in the table above are $2.0 million of sales from Guarantor Subsidiaries to non-Guarantor Subsidiaries for the nine months ended September 30, 2025.

Non-GAAP Financial Measure Reconciliations
For definitions and discussion of our Non-GAAP financial measures refer to the “Non-GAAP Financial Measures” as later discussed and defined.

Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$9,207	$(17,177)
Income tax expense (benefit)	253	(879)
Depreciation, amortization and accretion	59,746	58,348
Plus (minus) Select Items, net	(3,656)	(3,390)
Maintenance capital utilized(1)	(14,900)	(18,000)
Cash tax expense	(300)	(300)
Distributions to preferred unitholders	(14,868)	(21,894)
Other non-cash items from discontinued operations(2)	—	27,782
Available Cash before Reserves	$35,482	$24,490
(1)For a description of the term “maintenance capital utilized,” please see the definition of the term “Available Cash before Reserves” discussed below. Maintenance capital expenditures in the 2025 Quarter and 2024 Quarter were $14.5 million and $29.2 million, respectively, which excludes maintenance capital expenditures of $25.8 million in the 2024 Quarter associated with the Alkali Business that was sold on February 28, 2025.
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

		Three Months Ended September 30,
		2025	2024
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements(1)	$(7,091)	$(7,526)
	Certain non-cash items:
	Unrealized gains on derivative transactions excluding fair value hedges, net of changes in inventory value	136	63
	Adjustment regarding equity investees(2)	5,233	6,855
	Other	(3,307)	(1,551)
	Sub-total Select Items, net	(5,029)	(2,159)
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs	329	—
	Other	1,044	(1,231)
	Total Select Items, net(3)	$(3,656)	$(3,390)
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

There were no changes during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

	3.7	Bylaws of Genesis Energy Finance Corporation (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).
	4.1	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-12295).
*	4.2	Twenty-Third Supplemental Indenture, dated as of September 16, 2025, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and the Trustee.
*	22.1	List of Issuers and Guarantor Subsidiaries.
*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Schema Document.
	101.CAL	XBRL Calculation Linkbase Document.
	101.LAB	XBRL Label Linkbase Document.
	101.PRE	XBRL Presentation Linkbase Document.
	101.DEF	XBRL Definition Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed herewith
#	Exhibits and Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	October 30, 2025	By:	/s/ KRISTEN O. JESULAITIS
Kristen O. Jesulaitis
Chief Financial Officer
(Duly Authorized Officer)