Form 10-K
period 2025-12-31
GENESIS ENERGY LP
filed 2026-02-18
CIK 1022321

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2) of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Class A common units held by non-affiliates of the Registrant on June 30, 2025 (the last business day of Registrant’s most recently completed second fiscal quarter) was approximately $1,855.0 million based on $17.23 per unit, the closing price of the common units as reported on the NYSE. For purposes of this computation, all executive officers and directors are deemed to be affiliates. Such a determination should not be deemed an admission that such executive officers and directors are affiliates. On February 18, 2026, the Registrant had 122,424,321 Class A Common Units and 39,997 Class B Common Units outstanding.

GENESIS ENERGY, L.P.
2025 FORM 10-K ANNUAL REPORT

Definitions
Unless the context otherwise requires, references in this annual report to “Genesis Energy, L.P.,” “Genesis,” “we,” “our,” “us,” “the Company” or like terms refer to Genesis Energy, L.P. and its operating subsidiaries. Unless the context otherwise requires, references made in this annual report to the“Alkali Business” as defined below in Item 1. “Business” relate specifically to the period of our ownership of such business prior to the date of sale, February 28, 2025. As generally used within the energy industry and in this annual report, the identified terms have the following meanings:
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
FORWARD-LOOKING INFORMATION
The statements in this Annual Report on Form 10-K that are not historical information may be “forward looking statements” as defined under federal law. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions, estimated or projected future financial performance, and other such references are forward-looking statements, and historical performance is not necessarily indicative of future performance. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events (including production rates and other conditions and events), future operating results, the ability to generate sales, income or cash flow, the timing and anticipated benefits of our development projects and the expected performance of our offshore assets and other projects and business segments, the ability to simplify our capital structure and lower our cost of capital, and the availability of borrowing capacity to fund our growth capital expenditures are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:

•demand for, the supply of, our assumptions about, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas, NaHS, and caustic soda, all of which may be affected by economic activity, capital expenditures and operational and technical issues experienced by energy producers, weather, alternative energy sources, international conflicts and international events (including the war in Ukraine, the Israel and Hamas war and broader geopolitical tensions in South America, the Caribbean, the Middle East and Europe), global pandemics, inflation, the actions of OPEC and other oil exporting nations, conservation and technological advances;
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
•service interruptions in our pipeline transportation systems, or processing operations, including due to adverse weather events;
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
•the impact of natural disasters, international military conflicts (such as the war in Ukraine, the Israel and Hamas war and broader geopolitical tensions in South America, the Caribbean, the Middle East and Europe), global pandemics, epidemics, accidents or terrorism, and actions taken by governmental authorities and other third parties in response thereto, on our business financial condition and results of operations;
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

PART I
Item 1. Business
General
We are a growth-oriented master limited partnership (“MLP”) formed in Delaware in 1996 focused on the midstream segment of the crude oil and natural gas industry. Our common units are traded on the New York Stock Exchange (“NYSE”), under the ticker symbol “GEL.” We provide an integrated suite of services (including transportation, storage, sulfur removal, blending, terminaling and processing) to crude oil and natural gas producers, refiners, and industrial and commercial enterprises. Our operations are primarily located in the Gulf of America and in the Gulf Coast region of the United States. We have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks, terminals, railcars, rail unloading facilities, barges and other vessels, and trucks. Prior to February 28, 2025, our business also included the trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling business based in Wyoming (the “Alkali Business”).
In the first quarter of 2025, we sold the Alkali Business and, as a result, re-organized our operating segments to represent how our chief operating decision maker, who is our Chief Executive Officer (our “CODM”), evaluates the performance of operations, develops strategy and allocates resources, including capital. Our sulfur services business, formerly reported under our soda and sulfur services reporting segment along with our Alkali Business, is now reported under our onshore transportation and services reporting segment along with those businesses that were included within our previously reported onshore facilities and transportation segment. As a result of this change, we now manage our businesses through the following three divisions that constitute our reportable segments:
•Offshore pipeline transportation, which includes the transportation and processing of crude oil and natural gas in the Gulf of America;
•Marine transportation, which provides waterborne transportation of petroleum products (primarily fuel oil, asphalt and other heavy refined products) and crude oil throughout North America; and
•Onshore transportation and services, which includes terminaling, blending, storing, and marketing crude oil, and transporting crude oil and refined products, as well as the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, NaHS.
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

The following chart depicts our organizational structure at December 31, 2025.

Our Objectives and Strategies
Our primary objectives and strategies are to generate and grow stable free cash flows from operations and continue to deleverage our balance sheet, while never wavering from our commitment to safe and responsible operations. We believe the following have been and are critical to meet our objectives:
•The completion of our major growth capital spending program during 2025, which included the construction and connection of our SYNC Pipeline (as defined and discussed further below under “Recent Developments”) and the expansion of our existing Cameron Highway oil pipeline system (“CHOPS Pipeline”) (as discussed further below under “Recent Developments”).
•An increase in volumes from long-term contracted offshore commercial opportunities in the Gulf of America, including volumes from the Shenandoah development, which saw first production in the third quarter of 2025 and ties into our SYNC Pipeline and further downstream to our CHOPS Pipeline, and volumes from the Salamanca Floating Production System (“FPS”), which also saw first production in the third quarter of 2025 and ties into our existing Southeast Keathley Canyon pipeline system (“SEKCO Pipeline”) for further transportation downstream to our Poseidon oil pipeline system (“Poseidon Pipeline”).
•New and incremental volumes from continued in-field and sub-sea tieback opportunities as a result of the continued investment by the offshore producing community. These opportunities require minimal to no additional investment from us as a result of the current production handling capacity on our offshore pipeline transportation assets in the Gulf of America.
•The creation of financial flexibility from the combination of a significant amount of available borrowing capacity under our senior secured credit facility, subject to compliance with covenants, and our increasing cash flows from operations as discussed above, which will allow us to maximize our cash flow and focus on returning value to our capital structure with an emphasis on reducing debt in absolute terms, opportunistically redeeming our Class A Convertible Preferred Units and thoughtfully evaluating increases in our quarterly distributions to common unitholders.

Business Strategy
Our primary business strategy is to provide an integrated suite of services to crude oil and natural gas producers and refiners and provide NaHS and caustic soda to industrial and commercial enterprises. Successfully executing this strategy should enable us to generate and grow stable cash flows from operations. We intend to execute this strategy by:
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
•Preserve a significant amount of available borrowing capacity under our senior secured credit facility;
•Reduce our overall cost of capital through a combination of reducing debt in absolute terms and opportunistically redeeming our high-cost Class A Convertible Preferred Units;
•Create strategic arrangements and share capital costs and risks through joint ventures and strategic alliances;
•Prudently manage our limited direct commodity price risks; and
•Pursue divestitures that support our deleveraging objective.
Competitive Strengths
We believe we are well positioned to execute our strategies and ultimately achieve our objectives due primarily to the following competitive strengths:
•Certain of our businesses are among the leaders in each of their respective markets, have long commercial lives, and have significant barriers to entry. We operate, among others, diversified businesses, each of which is one of the leaders in its market, has a long commercial life, and has significant barriers to entry. We operate one of the largest pipeline networks (based on throughput capacity) in the Deepwater area of the Gulf of America, an area that produced approximately 14% of the oil produced in the U.S. during 2025. We are one of the largest producers and marketers (based on tons produced) of NaHS in North and South America. We are one of the leading providers of crude oil and petroleum product transportation, storage and other handling services for two large, complex refineries in Baton Rouge, Louisiana and Baytown, Texas, both of which have been operational for over 100 years.
•Our businesses encompass a balanced, diversified portfolio of customers, operations and assets. We operate three business segments composed of a diversified suite of assets that enable us to provide a number of services primarily to crude oil and natural gas producers and refiners, and provide NaHS and caustic soda to industrial and commercial enterprises. Our businesses complement each other by allowing us to offer an integrated suite of services to common customers across our segments.
•We are financially flexible and have significant liquidity. As of December 31, 2025, we had $788.6 million of availability under our $800.0 million senior secured credit facility, subject to compliance with our covenants, including up to $171.9 million available under the $200.0 million petroleum products inventory loan sublimit and $45.0 million available for letters of credit. Our inventory borrowing base was $28.1 million at December 31, 2025.

•Our businesses provide relatively consistent consolidated financial performance. Our historically consistent financial performance, combined with our goal of a conservative capital structure over the long term, has allowed us to generate relatively stable cash flows from operations.
•We have limited direct commodity price risk exposure in our crude oil marketing business and limited cost exposure in our NaHS business. The volumes of crude oil, refined products or intermediate feedstocks we purchase are either subject to back-to-back sales contracts or are hedged with exchange-traded derivatives to limit our direct exposure to movements in the price of the commodity; however, we cannot completely eliminate commodity price exposure. We have a risk management policy that requires us to monitor the effectiveness of the hedges as well as other limitations on the maximum levels of inventory we may hold that is not hedged. In addition, our service contracts with refiners allow us to adjust the rates we charge for processing to maintain a balance between NaHS supply and demand.
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
•Some of our onshore transportation and services assets are operationally flexible. Our portfolio of trucks, barges, pipelines, rail unloading facilities, tanks and terminals affords us flexibility within our existing regional footprint and provides us the capability to enter new markets and expand our customer relationships.
•Our marine transportation assets provide waterborne transportation throughout North America. We own and operate a fleet of barges and boats used to provide transportation services to both inland and offshore customers within a large North American geographic footprint. All of our vessels operate under the U.S. flag and are qualified for U.S. coastwise trade under the Jones Act.
•We have an experienced, knowledgeable and motivated executive management team with a proven track record. Our executive management team has a significant level of experience in the midstream sector. Certain of our executive management team members have worked in leadership roles at a number of large, successful public companies, including other publicly-traded partnerships. Through their equity interest in us and compensation package (including long term incentive awards based on available cash before reserves, leverage, sustainability and safety metrics), our executive management team is incentivized to create value.
Recent Developments
The following is a brief listing of developments since December 31, 2024. Additional information regarding most of these items may be found elsewhere in this report.
Sale of the Alkali Business and Related Transactions
On February 28, 2025, we completed the sale of the Alkali Business to an indirect affiliate of WE Soda Ltd for a gross purchase price of $1.425 billion. The sale generated proceeds of approximately $1.0 billion, which reflects the net proceeds after the assumption of $413.4 million of our then outstanding 5.875% senior secured notes due 2042 (the “Alkali senior secured notes”) by an indirect affiliate of WE Soda Ltd, and other purchase price adjustments. We used the proceeds to pay down the outstanding balance on our senior secured credit facility on February 28, 2025, purchase 7,416,196 Class A Convertible Preferred Units on March 6, 2025 at a purchase price of $35.40, and redeem the remaining $406.2 million of principal outstanding on the 8.000% senior unsecured notes due January 15, 2027 (the “2027 Notes”) on April 3, 2025.
On February 27, 2025, in connection with the sale of the Alkali Business discussed above, we entered into the Second Amendment to the Seventh Amended and Restated Credit Agreement. This amendment primarily provides for: (i) a reduction from $900 million to $800 million of total borrowing capacity under our senior secured credit facility; (ii) unlimited cash netting against our outstanding debt for purposes of our leverage ratio calculation if our credit facility is undrawn at the end of a reporting period, otherwise a maximum netting of $25 million is allowed; and (iii) an increased permitted investment basket under certain circumstances that will allow us to opportunistically purchase existing private or public securities across our capital structure. Our senior secured credit facility matures on September 1, 2028, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, provided that if more than $150 million of our 7.750%

senior unsecured notes due February 1, 2028 (the “2028 Notes”) remain outstanding as of November 2, 2027, the senior secured credit facility matures on such date.
Offshore Growth Capital Projects Completion
We previously entered into definitive agreements to provide transportation services for 100% of the crude oil production associated with two separate standalone deepwater developments (Shenandoah and Salamanca). In conjunction with these agreements, we committed to two offshore growth capital projects, which included expanding the current capacity of our 64% owned CHOPS Pipeline (the “CHOPS expansion”) and constructing a new 100% owned, approximately 105-mile, 20” diameter crude oil pipeline (the “SYNC Pipeline”) to connect the Shenandoah deepwater development to our existing asset footprint in the Gulf of America.
The CHOPS expansion included a complete overhaul of the Garden Banks 72 platform (“GB-72”) topside facilities, reconnection of the CHOPS Pipeline to the GB-72 platform, and the addition of pumps at both the High Island A5 (“HI-A5”) and GB-72 platforms to upgrade processing capabilities and increase throughput on the CHOPS Pipeline.
During 2025, we successfully finished the CHOPS expansion and SYNC Pipeline, which completed our major growth capital spending program. During the third quarter of 2025, we saw first production from the Shenandoah and Salamanca deepwater developments, and during the fourth quarter of 2025, Shenandoah throughput was well above the minimum volume commitments (“MVCs”) and volumes from Salamanca continued to ramp toward targeted production levels.
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
Description of Segments and Related Assets
We conduct our businesses through three operating segments: offshore pipeline transportation, marine transportation and onshore transportation and services. These segments are strategic business units that provide a variety of midstream energy-related services. Financial information with respect to each of our operating segments can be found in Note 14 to our Consolidated Financial Statements in Item 8. Below is a more detailed description of our operating segments and their related assets.

Offshore Pipeline Transportation
We conduct our offshore crude oil and natural gas pipeline transportation and handling operations in the Gulf of America through our offshore pipeline transportation segment, which focuses on providing a suite of services to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large-reservoir, long-lived crude oil and natural gas properties located primarily in offshore Texas, Louisiana and Mississippi. The Gulf of America is one of the most active drilling and development regions in the U.S. representing approximately 14% of the crude oil production in the U.S. during 2025. Because the related pipelines and other infrastructure needed to develop the large-reservoir properties are capital intensive, we believe they are generally much less sensitive to short-term commodity price volatility, particularly once a project has been sanctioned or brought on-line.
We own interests in various offshore crude oil and natural gas pipeline systems, platforms and related infrastructure. Our interests in offshore crude oil pipeline systems that are currently operating (a number of which pipeline systems are substantial and/or strategically located) include approximately 1,536 miles of pipe with an aggregate design capacity of approximately 2,094 MMbls/day. For example, we own a 64% interest in the CHOPS Pipeline and a 64% interest in the Poseidon Pipeline, which are two of the largest crude oil pipelines (in terms of both length and design capacity) located in the Gulf of America. We also own 100% of the SEKCO Pipeline, which is a deepwater pipeline currently servicing the Lucius, Buckskin and Hadrian North fields as well as the Leon and Castille fields (through the Salamanca FPS), in the southern Keathley Canyon area of the Gulf of America and 100% of the SYNC Pipeline, which is a deepwater pipeline currently servicing the Shenandoah production field in the Walker Ridge area of the Gulf of America.
Our interests in operating offshore natural gas pipeline systems and related infrastructure include approximately 759 miles of pipe with an aggregate design capacity of approximately 2,200 MMcf/day. We also own an interest in two offshore hub platforms with an aggregate processing capacity of approximately 495 MMcf/day of natural gas and 123 MBbls/day of crude oil. Additionally, we own an interest in a number of junction and service platforms in the Gulf of America, which are used to (i) interconnect the offshore pipeline network; (ii) provide an efficient means to perform pipeline maintenance; and (iii) increase or direct the flow on our pipelines via pumps and measurement equipment.
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

Offshore Crude Oil and Natural Gas Pipelines
The table below reflects our interests in our operating offshore crude oil pipelines:

Offshore crude oil pipelines	Operator	System Miles	Design Capacity (Bbls/day)(1)	Interest Owned	Throughput (Bbls/day) 100% basis(1)	Throughput (Bbls/day) net to ownership interest
Main Lines
CHOPS Pipeline	Genesis	380	550,000	64%	357,207	228,612
Poseidon Pipeline	Genesis	367	350,000	64%	256,777	164,337
Odyssey Pipeline	Shell Pipeline	120	200,000	29%	66,906	19,403
Eugene Island Pipeline System	Genesis/Shell Pipeline	184	39,000	29%	1,629	1,629
Total		1,051	1,139,000		682,519	413,981

Lateral Lines(2)
SEKCO Pipeline	Genesis	149	115,000	100%
SYNC Pipeline	Genesis	105	240,000	100%
Shenzi Crude Oil Pipeline	Genesis	83	230,000	100%
Allegheny Crude Oil Pipeline	Genesis	40	140,000	100%
Marco Polo Crude Oil Pipeline	Genesis	37	120,000	100%
Constitution Crude Oil Pipeline	Genesis	67	80,000	100%
Tarantula	Genesis	4	30,000	100%
(1)Capacity figures presented represent 100% of the design capacity as of December 31, 2025 and throughput figures represent 100% of the volumes in the period; except for Eugene Island, which represents our net capacity and volumes in the undivided interest (29%) in that system. Ultimate capacities can vary primarily as a result of crude oil quality, pressure requirements, installed pumps, related facilities, utilization of drag reducing agents and the viscosity of the crude oil actually moved.
(2)Represents 100% owned lateral crude oil pipelines which ultimately flow into our other offshore crude oil pipelines (including the CHOPS Pipeline and Poseidon Pipeline) and thus are excluded from main lines above.
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
•Poseidon Pipeline. The Poseidon Pipeline is comprised of 16- to 24-inch diameter pipelines to deliver crude oil from developments in the central and western offshore Gulf of America to other pipelines and terminals located in onshore and offshore Louisiana. An affiliate of Shell owns the remaining 36% interest in Poseidon Oil Pipeline Company, LLC (“Poseidon”).
•Odyssey Pipeline. The Odyssey pipeline is comprised of 12- to 20-inch diameter pipelines to deliver crude oil from developments in the eastern Gulf of America to other pipelines and terminals onshore in Louisiana. An affiliate of Shell owns the remaining 71% interest in Odyssey Pipeline, LLC (“Odyssey”).
•Eugene Island. The Eugene Island system is comprised of a network of crude oil pipelines, the main pipeline of which is 20 inches in diameter, to deliver crude oil from developments in the central Gulf of America to other pipelines and onshore terminals in Louisiana. Other owners in Eugene Island include affiliates of Exxon Mobil and Shell Oil Company.

•SEKCO Pipeline. The SEKCO Pipeline is a deepwater pipeline that connects the Lucius platform, which supports the Lucius, Hadrian, and Buckskin production fields, and the Salamanca FPS, which supports the Leon and Castille production fields, located in the southern Keathley Canyon area of the Gulf of America, to our CHOPS Pipeline and Poseidon Pipeline.
•SYNC Pipeline. The SYNC pipeline is a newly constructed 20-inch diameter crude oil pipeline that connects the Shenandoah FPS, supporting the Shenandoah production field located in the Walker Ridge area of the Gulf of America, to our CHOPS Pipeline and Poseidon Pipeline.
•Shenzi Pipeline. The Shenzi Pipeline connects the Shenzi platform, supporting the Shenzi production field, and the King’s Quay FPS, which supports the Khaleesi, Mormont and Samurai production fields, located in the Green Canyon area of the Gulf of America, to our CHOPS Pipeline and Poseidon Pipeline.
•Allegheny Pipeline. The Allegheny Pipeline connects the Allegheny platform, which supports the Allegheny and Pegasus production fields, and the South Timbalier 316 platform, which supports the South Timbalier 316 production field, in the Green Canyon area of the Gulf of America, to our CHOPS Pipeline and Poseidon Pipeline.
•Marco Polo Pipeline. The Marco Polo Pipeline connects the Marco Polo platform, which supports the Shenzi K, K2 and Warrior production fields, to an interconnect with the Allegheny Crude Oil Pipeline in Green Canyon Block 164.
•Constitution Pipeline. The Constitution Pipeline connects the Constitution platform, which supports the Constitution, Constellation and Caesar Tonga production fields located in the Green Canyon area of the Gulf of America, to our CHOPS Pipeline and Poseidon Pipeline.
None of our offshore crude oil pipelines are rate regulated with the exception of Eugene Island, which is regulated by the FERC.
The table below reflects our interests in our operating offshore natural gas pipelines:

Offshore natural gas pipelines	Operator	System Miles	Design Capacity (MMcf/day)(1)	Interest Owned
High Island Offshore System	Genesis	238	500	100%
Anaconda Gathering System	Genesis	183	300	100%
Manta Ray Offshore Gathering System	Enbridge	237	800	25.7%
Nautilus System	Enbridge	101	600	25.7%
Total		759	2,200
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
•Anaconda. The Anaconda Gathering System gathers natural gas from producing fields located in the Green Canyon area in the Gulf of America, as well as the King’s Quay FPS, which supports the Khaleesi, Mormont and Samurai production fields, for delivery to the Nautilus System.
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
Customers
Due to the intensive capital requirements of exploring for and developing crude oil properties in the deepwater regions of the Gulf of America, most of our offshore pipeline transportation customers are integrated energy companies and other large independent producers, who desire to have longer-term arrangements ensuring that their production can access the markets.
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
Competition
Our principal competition in our offshore pipeline transportation business includes other crude oil and natural gas pipeline systems as well as producers who may elect to build or utilize their own production handling facilities. We compete for new production on the basis of geographic proximity to the source, cost of connection, available capacity, transportation rates and access to onshore markets. In addition, our access to future reserves will depend on our ability, or the producers’ ability, to fund the significant capital expenditures required to connect to the new sources of oil and natural gas production. In general, most of our offshore pipelines are not subject to regulatory rate-making authority, and the rates we charge for services are dependent on the quality of the service required by the customer and the amount and term of the reserve commitment by that customer.

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
Customers
Our marine customers are primarily refiners as well as large energy companies. In 2025, approximately 80% of the revenue we generated stemmed from contracts with refiners. Our M/T American Phoenix is currently operating under a charter with a refining customer along the Gulf Coast and Eastern Seaboard. We are a provider of transportation services for our customers and do not assume ownership of the products we transport. Marine transportation services are conducted under term contracts, some of which have renewal options for customers with whom we have traditionally had long-standing relationships, as well as spot contracts. Most of our customers have been our customers for many years and we generally anticipate continued relationships; however, there is no assurance that any individual contract will be renewed.
Our marine contracts for our inland and offshore fleets are agreements to transport cargo for a specific customer at a set rate (affreightment) or at a daily rate (time charter). The rate may or may not escalate during the term of the contract; however, the base rate generally remains constant and contracts often include escalation provisions to recover changes in specific costs such as fuel. Time charters, which insulate us from revenue fluctuations caused by weather and navigational delays and temporary market declines, represented over 95% of our marine transportation revenues under contracts during 2025. A term contract is an agreement with a customer to move cargo for a specific period of time, and may involve multiple trips to various destinations. A spot contract is an agreement with a customer to move cargo from a specific origin to a designated destination for a rate negotiated at the time the cargo movement takes place. Spot contract rates are at the current “market” rate and are subject to market volatility. During 2025, approximately 77% of our marine transportation revenues were from term contracts and 23% were from spot contracts.
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
Onshore Transportation and Services
Through our onshore transportation and services segment, we provide various transportation and facilities services for crude oil and refined products as well as sulfur removal services (our sulfur services business).
We provide transportation and facilities services to Gulf Coast crude oil refiners and producers through a combination of purchasing, transporting, storing, blending and marketing of crude oil and refined products. In connection with these services, we utilize our increasingly integrated portfolio of logistical assets consisting of pipelines, trucks, tanks and terminals, barges and rail unloading facilities. The integrated nature of our onshore transportation and services assets is particularly evident in areas such as Louisiana and Texas.
Our crude oil onshore transportation and services operations are concentrated in Texas, Louisiana, Alabama, Florida and Mississippi. We provide services which include the gathering of crude oil from producers at the wellhead, transporting crude oil by gathering line, truck and barge to pipeline injection points, transporting crude oil for our gathering and marketing operations and for other shippers on our pipelines and marketing crude oil to refiners. We also have the ability to transport refined products via pipeline. For certain of these services, we generate fee-based income related to the transportation services provided. In some cases, we also realize a profit equal to the difference between the price at which we sell the crude oil and the price at which we purchase the crude oil, less the associated costs of aggregation and transportation. The most substantial components of the costs we incur while aggregating crude oil and petroleum products are transportation related costs.
These operations help to ensure (among other things) a base supply source for our crude oil pipeline systems, refinery customers and other shippers while providing our producer customers with a market outlet for their production. By utilizing our network of pipelines, trucks, rail unloading facilities, barges, and tanks and terminals, we are able to provide transportation related services to, and in many cases back-to-back gathering and marketing arrangements with, crude oil refiners and producers. Additionally, our crude oil and petroleum product gathering and marketing expertise and knowledge base provide us with the ability to capitalize on opportunities that arise from time to time in our market areas. We gather and market approximately 18,785 Bbls/day (as of December 31, 2025) of crude oil, most of which is produced from large resource basins throughout Texas and the Gulf Coast. Our crude oil pipelines transport many of these barrels, as well as barrels for third party producers and refiners to which we charge fees for our transportation services. Given our network of terminals, we also have the ability to store crude oil during periods of contango (crude oil prices for future deliveries are higher than for current deliveries) for delivery in future months. When we purchase and store crude oil during periods of contango, we attempt to limit direct commodity price risk by simultaneously entering into a contract to sell the inventory in a future period, either with a counterparty or in the crude oil futures market. Unsold volumes are hedged with commodity derivatives to offset the remaining price risk.
Onshore Crude Oil Pipelines
Through our onshore pipeline systems and related assets we own and operate, we transport crude oil for our gathering and marketing operations and for other shippers pursuant to tariff rates regulated by the FERC, Louisiana Public Service Commission (“LPSC”) or the Railroad Commission of Texas (“TXRRC”). Accordingly, we offer transportation services to any shipper of crude oil, if the products tendered for transportation satisfy the conditions and specifications contained in the applicable tariff. Pipeline revenues are a function of the level of throughput and the particular point where the crude oil is injected into the pipeline and the delivery point. We also may earn revenue from pipeline loss allowance volumes. In exchange for bearing the risk of pipeline volumetric losses, we deduct volumetric pipeline loss allowances and crude oil quality deductions. Such allowances and deductions are offset by measurement gains and losses. When our actual volume losses are less than the related allowances and deductions, we recognize the difference as income and inventory available for sale valued at the market price for the crude oil.
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

	Texas System	Louisiana System	Jay System	Mississippi System
Product	Crude Oil	Crude Oil, Intermediates, and Refined Products	Crude Oil	Crude Oil
Interest Owned	100%	100%	100%	100%
Design Capacity (Bbls/day)	8" - 24,000 18" - 275,000	350,000	150,000	45,000
2025 Throughput (Bbls/day)	99,322	49,851	5,847	1,099
System Miles	47	51	143	207
Approximate owned tankage storage capacity (Bbls)	1,100,000	330,000	230,000	247,500
Location	Hastings Junction, TX to Webster, TX Texas City, TX to Webster, TX	Port Hudson, LA to Baton Rouge, LA Baton Rouge, LA to Port Allen, LA	Southern AL/FL to Mobile, AL	Soso, MS to Liberty, MS
Rate Regulated	FERC/TXRRC	FERC/LPSC	FERC	FERC
•Texas System. Our Texas System takes delivery of crude oil volumes at various receipt points around Texas City (which includes the capability of receiving various Gulf of America pipeline volumes) for delivery to Webster, Texas, which ultimately connects to other crude oil pipelines. Our Texas System also transports crude oil from Hastings Junction (south of Houston, Texas) to several delivery points near Houston, Texas (including our Webster, Texas facility). We earn a tariff for our transportation services, with the tariff rate per barrel of crude oil varying with the distance from injection point to delivery point.
•Louisiana System. Our Louisiana System connects the Anchorage Tank Farm to our Port of Baton Rouge Terminal (which was built to service Exxon Mobil Corporation’s Baton Rouge refinery, which is one of the largest refinery complexes in North America, with more than 500,000 Bbls/day of refining capacity), allowing bidirectional flow of crude oil, intermediates and refined products between the Anchorage Tank Farm and this terminal via a dedicated crude oil pipeline and a dedicated intermediates pipeline. Our Louisiana system also transports crude oil bidirectionally between Port Hudson, our Baton Rouge Scenic Station rail unloading facility and the Anchorage Tank Farm. This pipeline system serves as a key asset in our integrated Baton Rouge area midstream infrastructure.
•Jay System. Our Jay System provides crude oil shippers access to refineries, pipelines and storage near Mobile, Alabama. That system also includes gathering connections, additional crude oil storage capacity of approximately 20,000 barrels in the field, an interconnect with our Walnut Hill rail facility and a delivery connection to a refinery in Alabama.
•Mississippi System. Our Mississippi System provides shippers of crude oil in Mississippi indirect access to refineries, pipelines, storage, terminals and other crude oil infrastructure located in the Eastern Gulf Coast.
Other Onshore Transportation and Services Operations
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
Within our onshore transportation and services business segment, we employ many types of logistically flexible assets. These assets include a suite of trucks and trailers, as well as terminals and other tankage with approximately 4.2 million barrels of leased and owned storage capacity in multiple locations along the Gulf Coast, accessible by pipeline, truck, rail or barge, in addition to tankage related to our crude oil pipelines, previously mentioned.

Sulfur Services
Our sulfur services business primarily (i) provides sulfur removal services whereby it processes high sulfur (or “sour”) gas streams generated from crude oil processing operations to remove sulfur at 11 refining or petrochemical processing facilities located mainly in Texas, Louisiana, Arkansas, Oklahoma, Montana and Utah; (ii) operates storage and transportation assets in relation to those services; and (iii) sells NaHS and NaOH (also known as caustic soda) to large industrial and commercial companies. To provide sulfur removal services, we apply our proprietary technology, which uses large quantities of caustic soda (the primary raw material used in our process) to act as a scrubbing agent under prescribed temperature and pressure to remove sulfur. Sulfur removal in a refinery is a key factor in optimizing the production of refined products such as gasoline, diesel and aviation fuel. Our sulfur removal technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products, and simultaneously produces NaHS. The resultant, NaHS, constitutes the sole consideration we receive for our sulfur removal services. A majority of the NaHS we receive is sourced from refineries owned and operated by large companies, including Phillips 66, CITGO, HF Sinclair, Calumet and Ergon.
Our 11 sulfur removal services contracts have an average remaining term of approximately two years. The timing upon which these contracts renew vary based upon location and terms specified within each specific contract.
Our sulfur services footprint includes NaHS and caustic soda terminals in the Gulf Coast, the Southwest, Montana, Utah and British Columbia. We sell and deliver (via railcars, ships, barges and trucks) NaHS and caustic soda to over 100 customers. We are one of the largest marketers of NaHS in North and South America. By minimizing our costs through utilization of our own logistical assets and leased storage sites, we believe we have a competitive advantage over other suppliers of NaHS. NaHS is used in the specialty chemicals business (plastic additives, dyes and personal care products), in the pulp and paper business, and in connection with mining operations (separating copper from molybdenum and in the mining of nickel and gold) as well as bauxite refining (aluminum). NaHS has also gained acceptance in environmental applications, including waste treatment programs requiring stabilization and reduction of heavy and toxic metals and flue gas scrubbing. Additionally, NaHS can be used for removing hair from hides at the beginning of the tannery process.
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
Customers
We provide transportation and facilities services for, as well as gather from and market crude oil and refined products to, numerous refiners and producers.
As part of our sulfur services business, we sell NaHS to customers in a variety of industries, with the largest customers involved in mining of base metals, primarily copper and molybdenum, and the production of pulp and paper. We sell to customers in the copper mining industry in the western U.S., Canada and Mexico. We also export NaHS to South America for sale to mining customers in Peru and Chile. Many of the industries that our NaHS customers are in (such as copper mining and the pulp and paper industry) participate in global markets for their products. As a result, this creates an indirect exposure for NaHS to global demand for the end products of our customers.
We sell caustic soda to many of the same customers who purchase NaHS from us as well as to some of the refineries in which we operate.
Our onshore transportation and services segment is not dependent on any single or small group of customers. The loss of any one customer would not have a material, adverse effect on us.
Competition
Our competitors for the provision of transportation and facilities services include other regional and local midstream service providers and companies who may have significant market share in the respective areas in which they operate. Competition among common carrier pipelines is based primarily on posted tariffs, quality of customer service and proximity to refineries, production and connecting pipelines. We believe that high capital costs, tariff regulation and the cost of acquiring rights-of-way make it unlikely that other competing pipeline systems, comparable in size and scope to our onshore pipelines, will be built in the same geographic areas in the near future. In addition, as the majority of our onshore pipelines directly serve refineries, we believe that these pipelines are not subject to the same competitive pressures as those tied directly to crude oil production.

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
Our competitors for sales of caustic soda include manufacturers of caustic soda. These competitors supply caustic soda to our sulfur services operations and support us in our third-party caustic soda sales. By utilizing our storage capabilities and having access to transportation assets, we sell caustic soda to third parties who gain efficiencies from acquiring both NaHS and caustic soda from one source.
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
Some of our largest customers include Exxon Mobil Corporation, MV Purchasing, BP, Shell, and Phillips 66.
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
Employees
To carry out our business activities, we employed 1,061 employees at December 31, 2025. We consider our relationship with our employees to be in good standing.
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
On December 17, 2020, the FERC issued a final rule setting the index for the five-year period beginning July 1, 2021, and ending on June 30, 2026, at PPI-FG plus 0.78%. On January 20, 2022, the FERC granted a rehearing of certain aspects of the final rule and revised the index level to PPI-FG minus 0.21% effective March 1, 2022 through June 30, 2026. The FERC ordered pipelines with filed rates that exceed their index ceiling levels based on PPI-FG minus 0.21% to file rate reductions effective March 1, 2022. On review, the U.S. Court of Appeals for the D.C. Circuit, in Liquid Energy Pipeline Association v. FERC, 109 F.4th 543 (D.C. Cir. 2024), vacated FERC’s rehearing order that adopted the PPI-FG minus 0.21% and ordered FERC to reinstate its prior order with a PPI-FG plus 0.78%. In September 2024, FERC reinstated the PPI-FG plus 0.78% and subsequently initiated a rulemaking in Docket No. RM25-2, proposing to amend the PPI-FG for the five-year period that began on July 1, 2021, and adopt a revised index level of PPI-FG minus 0.21%. On November 20, 2025, the FERC issued an order terminating the rulemaking proceeding in Docket No. RM25-2 without amending the index level, with the result that the PPI-FG plus 0.78% remains in place for the remainder of the five-year review period ending on June 30, 2026. A petition for review of this FERC order has been filed with the U.S. Court of Appeals for the D.C. Circuit.
FERC also issued a separate order on November 20, 2025, in Docket Nos. RM93-11-003, RM20-14-003 and RM20-24-004, in which it granted pipeline remedial relief for the period from March 1, 2022, the effective date of the PPI-FG minus 0.21%, to September 17, 2024, the date on which FERC reinstated the PPI-FG plus 0.78%. FERC allowed pipelines that charged the maximum rates permitted for shipments made during the period of March 1, 2022 to September 17, 2024 to apply the PP-FG plus 0.78% to those shipments and recover amounts directly from shippers. Requests for rehearing of the FERC’s order have been filed with FERC, and a petition for review of the FERC’s order has been filed with the U.S. Court of Appeals for the D.C. Circuit. A motion for stay of the FERC’s order has also been filed with FERC.

In addition to the index methodology, FERC allows for rate changes under three other methods—cost-of-service, competitive market showings and agreements between shippers and the oil pipeline company that the rate is acceptable, or Settlement Rates. The pipeline tariff rates on our Mississippi, Jay, Texas and Louisiana systems are either rates that are subject to change under the index methodology or Settlement Rates. None of our tariffs have been subjected to a protest or complaint by any shipper or other interested party.
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
The scope of waters regulated under the Clean Water Act has fluctuated in recent years. On June 29, 2015, the EPA and the U.S. Army Corps of Engineers, or Corps, jointly promulgated final rules expanding the scope of waters protected under the Clean Water Act. However, on October 22, 2019, the agencies repealed the 2015 rules, and then, on April 21, 2020, the EPA and the Corps published a final rule replacing the 2015 rules, and significantly reducing the waters subject to federal regulation under the Clean Water Act. On August 30, 2021, a federal court struck down the replacement rule and, on January 18, 2023, the EPA and the Corps published a final rule that would restore water protections that were in place prior to 2015. However, on May 25, 2023, the Supreme Court issued an opinion substantially narrowing the scope of “waters of the United States” protected by the Clean Water Act. On September 8, 2023, the EPA and the Corps published a final conforming rule. On November 20, 2025, the U.S. Department of the Army and EPA jointly proposed a revision to the “waters of the United States” definition, following the Supreme Court’s 2023 Sackett v. EPA decision, which would further narrow the scope of activities subject to federal regulation under the Clean Water Act. However, to the extent the EPA and the Corps broadly interpret their jurisdiction and expand the range of properties subject to the Clean Water Act's jurisdiction, including under future administrations, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.
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
On August 16, 2012, the EPA published final regulations under the CAA that establish new air emission controls for oil and natural gas production and natural gas processing operations. Specifically, the EPA’s rule package includes New Source Performance standards to address emissions of sulfur dioxide and volatile organic compounds and a separate set of emission standards to address hazardous air pollutants frequently associated with oil and natural gas production and processing activities. The final rules seek to achieve a 95% reduction in volatile organic compounds emitted by requiring the use of reduced emission completions or “green completions” on all hydraulically-fractured wells constructed or refractured after January 1, 2015. The rules also establish specific new requirements regarding emissions from compressors, controllers, dehydrators, storage tanks and other production equipment. The EPA received numerous requests for reconsideration of these rules from both industry and the environmental community, and court challenges to the rules were also filed. In response, the EPA has issued, and will likely continue to issue, revised rules responsive to some of the requests for reconsideration. In particular, on May 12, 2016, the EPA amended its regulations to impose new standards for methane and volatile organic compounds emissions for certain new, modified, and reconstructed equipment, processes, and activities across the oil and natural gas sector. However, on August 13, 2020, in response to an executive order by President Trump during his first term to review and revise unduly burdensome regulations, the EPA amended the 2012 and 2016 New Source Performance standards to ease regulatory burdens, including rescinding standards applicable to transmission or storage segments and eliminating methane requirements altogether. On June 30, 2021, former President Biden signed into law a joint resolution of Congress disapproving the 2020 amendments (with the exception of some technical changes) thereby reinstating the 2012 and 2016 New Source Performance standards. The EPA expects owners and operators of regulated sources to take “immediate steps” to comply with these standards. Additionally, on December 2, 2023, the EPA announced a final rule that would expand and strengthen emission reduction requirements for both new and existing sources in the oil and natural gas industry by requiring increased monitoring of fugitive emissions, imposing new requirements for pneumatic controllers and tank batteries, and prohibiting venting of natural gas in certain situations. On April 17, 2023, the EPA agreed in a consent decree to issue a proposed rule by December 10, 2024 that either revises its emission standards for hazardous air pollutants from oil and natural gas production activities or determines that no revision is necessary. These laws and regulations, as well as any future laws and their implementing regulations, may require us to obtain pre-approval for the expansion or modification of existing facilities or the construction of new facilities expected to produce air emissions, impose stringent air permit requirements, or mandate the use of specific equipment or technologies to control emissions. On March 8, 2024, the EPA published a final rule revising the New Source Performance standards regulating GHG and volatile organic compound (VOC) emissions from oil and gas sources.
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
Endangered Species Act - The federal Endangered Species Act and analogous state statutes restrict activities that may adversely affect endangered and threatened species or their habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. The designation of previously unidentified endangered or threatened species in areas and/or the designation of critical habitats or other protected lands where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans.
Climate Change - In December 2009, the EPA published its findings that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth’s atmosphere and other climatic changes. Accordingly, in recent years, federal, state, and local governments have taken steps to reduce emissions of GHGs. On August 16, 2022, President Biden signed into law the Inflation Reduction Act (“IRA”), which, along with the Investment in Infrastructure and Jobs Act, provides billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. These incentives could accelerate the transition of the economy away from the use of fossil fuels towards lower or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, the oil and natural gas that we store, transport and sell and adversely impact our business. However, certain provisions of the IRA, including clean energy tax credits, were repealed by the One Big Beautiful Bill Act, which was signed into law on July 4, 2025. In August 2025, the EPA published a proposed rule to rescind its “endangerment” finding regarding GHGs.
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
The PHMSA has issued a number of rulemakings in response to the Pipeline Safety Act, the 2016 PIPES Act, and the 2020 PIPES Act, as well as prior statutes, concerning pipeline safety that impact our pipeline facilities. Over the past several years, the PHMSA adopted additional regulations for natural gas and hazardous liquid pipeline safety. In particular, on October 1, 2019, the PHMSA published final rules to expand its IM requirements and impose new pressure testing requirements on regulated pipelines, including certain segments outside HCAs that became effective on July 1, 2020. Among other things, the rules require all hazardous liquid pipelines in or affecting an HCA to be capable of accommodating in-line inspection tools within the next 20 years. In addition, the final rule imposes inspection requirements on pipelines in areas affected by extreme weather events and natural disasters, such as hurricanes, landslides, floods, earthquakes, or other similar events that are likely to damage infrastructure. The rules also extend reporting requirements to certain previously unregulated hazardous liquid gravity and rural gathering lines. Many of the requirements will be phased in over an extended compliance schedule. Also, on November 15, 2021, the PHMSA published a final rule extending reporting requirements to all onshore gas gathering operators and establishing a set of minimum safety requirements for certain gas gathering pipelines with large diameters and high operating pressures. On December 27, 2021, the PHMSA published an Interim Final Rule that designates the Great Lakes, coastal beaches, and marine coastal waters as “Unusually Sensitive Areas,” extending more stringent IMP requirements to hazardous liquid pipelines near such areas. Additional final rules were announced in 2022, including a final rule regarding the installation of rupture-mitigation valves, published on April 8, 2022. Further, on August 24, 2022, the PHMSA published a final rule strengthening integrity management requirements for onshore gas transmission lines, bolstering corrosion control standards and repair criteria, and imposing new requirements for inspections after extreme weather events. On January 17, 2025, PHMSA issued a final rule, to be effective 180 days after the date of publication in the Federal Register, to improve public safety and reduce methane and other flammable toxic or corrosive gases emissions from new and existing offshore gas gathering pipelines, regulated onshore gas pipelines, underground natural gas storage facilities, and liquefied natural gas facilities by modifying the leak detection performance standard to accommodate commercially available advanced technology used for detecting leaks, improving specificity for grading leaks and changing the leak repair timelines and leak survey intervals inside buildings.
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
On May 27, 2021, the Department of Homeland Security’s Transportation Security Administration (“TSA”) announced Security Directive Pipeline-2021-01 that requires us, as a critical pipeline owner, to report confirmed and potential cybersecurity incidents to the DHS Cybersecurity and Infrastructure Security Agency (“CISA”) and to designate a Cybersecurity Coordinator. It also requires us and the third-party operators of our assets to review current practices as well as to identify any gaps and related remediation measures to address cyber-related risks and report the results to TSA and CISA within 30 days. We designated a Cybersecurity Coordinator, developed a plan to comply with mandatory reporting timeframes and completed the vulnerability assessment required under this directive in 2021. On July 20, 2021, the TSA issued a second Security Directive. Then, on July 27, 2022, a third TSA-issued Security Directive took effect. We have evaluated the impacts of the TSA security directives, including as these directives continue to be updated and renewed, on our pipeline business and have made significant progress in compliance. See “Compliance with and changes in cybersecurity requirements has a cost impact on our business, and failure to comply with such laws and regulations could have an impact on our assets, costs, revenue generation and growth opportunities.”
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
•The IRA could accelerate the transition to a low carbon economy away from oil and natural gas.

•Inflationary pressures and associated changes in monetary policy have increased and may further increase our operating costs, which in turn have caused and may continue to cause our capital expenditures and operating costs to rise.
•Non-traditional investment criteria used by many investors may diminish investor interest in us and reduce the value of our common units and our access to capital.
Risks Related to Legal and Regulatory Compliance
•Our operations are subject to federal and state rate regulation and federal, state, and local environmental protection and safety laws and regulations.
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
•We cannot predict the impact of international military conflicts and the related humanitarian crisis or other geopolitical tensions on the global economy, energy markets, geopolitical stability and our business.
•Our business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions.
•Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.
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
The amount of cash we distribute to our common unitholders principally depends upon margins we generate from our businesses, which fluctuate from quarter to quarter based on, among other things: the volumes and prices at which we purchase and sell crude oil, natural gas, refined products and caustic soda; the volumes of NaHS, that we produce and the prices at which we sell NaHS; the demand for our services; the level of competition; the level of our operating costs; the effect of worldwide energy conservation measures; governmental regulations and taxes; the level of our general and administrative costs; and prevailing economic conditions.
In addition, the actual amount of cash we will have available for distribution to our common unitholders will depend on other factors that include: our debt service requirements; distributions we pay to our Class A Convertible Preferred unitholders; the level of capital expenditures and costs associated with asset retirement obligations we may incur, including the cost of acquisitions (if any); fluctuations in our working capital; restrictions on distributions contained in our debt instruments or organizational documents governing our joint ventures and unrestricted subsidiaries; our ability to borrow under our senior secured credit facility to pay distributions, and the amount of cash reserves required in the conduct of our business.
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
We access commodity volumes through various sources, such as our producers, service providers (including gatherers, shippers, marketers and other aggregators) and refiners. Depending on the needs of each customer and the market in which it operates, we can provide a service for a fee (as in the case of our pipeline, terminal, marine vessel transportation and railcar unloading operations) or we can acquire the commodity from our customer and resell it to another party.
Our source of volumes depends on successful exploration and development of additional crude oil and natural gas reserves by others; continued demand for refining and our related sulfur removal and other services, for which we are paid in NaHS; the breadth and depth of our logistics operations; the extent that third parties provide NaHS for resale; and other matters beyond our control.
The crude oil, natural gas and refined products available to us and our refinery customers are derived from reserves produced from existing wells, and these reserves naturally decline over time. In order to offset this natural decline, our energy infrastructure assets must access additional reserves. Additionally, some of the projects we have recently completed are dependent on reserves that we expect to be produced from newly discovered properties that producers are currently developing.
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
Many of our customers finance their drilling activities through cash flow from operations, the incurrence of debt or the issuance of equity. Extreme volatility in commodity prices has caused many of our customers’ equity value to substantially decline. New credit facilities and other debt financing from institutional sources have generally become more difficult and expensive to obtain, and there may be a general reduction in the amount of credit available in the markets in which we conduct business. Over the last three years, prices for crude oil ranged from a high of over $90 per barrel to a low of less than $60 per barrel, and such volatility, or even more extreme volatility, may continue going forward. Adverse price changes put downward pressure on drilling budgets for crude oil and natural gas producers, which have resulted, and could continue to result, in lower volumes than we otherwise would have seen being transported on our pipeline and transportation systems, which could have a material negative impact on our revenues and prospects.
Fluctuations in prices for crude oil, natural gas, refined petroleum products, NaHS and caustic soda could adversely affect our business.
Because we purchase (or otherwise acquire) and sell crude oil, natural gas, refined petroleum products, NaHS, and caustic soda we are exposed to some direct commodity price risks. Prices for those commodities can fluctuate in response to changes in supply, market uncertainty and a variety of additional factors that are beyond our control, which could have an adverse effect on our cash flows, profit and/or Segment Margin. We attempt to limit those commodity price risks through back-to-back purchases and sales, hedges and other contractual arrangements; however, we cannot completely eliminate our commodity price risk exposure.
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
From time to time in connection with our business, we may lease or otherwise secure the right to use certain third party assets (such as railcars, trucks, barges, pipeline capacity, storage capacity and other similar assets) with the expectation that the revenues we generate through the use of such assets will be greater than the fixed costs we incur pursuant to the applicable leases or other arrangements. However, when such assets are not utilized or are under-utilized, our profitability is negatively affected because the revenues we earn are either reduced (in the event of under-utilization) or non-existent, but we remain obligated to continue paying any applicable fixed charges, in addition to incurring any other costs attributable to the non-utilization of such assets. For example, in connection with our operations, we lease all of our railcars which requires us to pay the applicable lease rate without regard to utilization. In addition, during the period of time that we are not utilizing such assets, we will incur incremental costs associated with the cost of storing such assets, and we will continue to incur costs for maintenance and upkeep. Our failure to utilize a significant portion of our leased assets and other similar assets could have a significant negative impact on our profitability and cash flows.
In addition, certain of our field and pipeline operating costs and expenses are fixed and do not vary with the volumes we gather and transport. These costs and expenses may not decrease ratably or at all should we experience a reduction in our volumes transported by truck, marine vessel, rail or our pipelines. As a result, we may experience declines in our profitability and margin if our volumes decrease.
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
We may not be able to renew our marine transportation term charters and contracts when they expire at favorable rates, for extended periods, or at all, which may increase our exposure to the spot market and lead to lower revenues and increased expenses.
During the year ended December 31, 2025, our marine transportation segment received approximately 77% of its revenue from term charters and other fixed contracts, which help to insulate us from revenue fluctuations caused by weather, navigational delays and short-term market declines. We earned approximately 23% of our marine transportation revenues from spot contracts, where competition is high and rates are typically volatile and subject to short-term market fluctuations, and where we could bear the risk of vessel downtime due to weather and navigational delays. If we deploy a greater percentage of our vessels in the spot market, we may experience a lower overall utilization of our fleet through waiting time or ballast voyages, leading to a decline in our operating revenue and gross profit. There can be no assurance that we will be able to enter into future time charters or other fixed contracts on terms favorable to us. For further discussion of our marine transportation contracts, see “Marine Transportation - Customers”.
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
Maintenance of the U.S. inland waterway system is vital to our marine transportation operations. The complete inland waterway system is composed of 25,000 miles of commercially navigable waterways and channels, supported by approximately 240 lock chambers and approximately 1,000 coastal, Great Lakes, and inland harbors. The U.S. inland waterway infrastructure is aging as approximately 80% of the lock and dam infrastructure exceeds its 50-year design life, which may cause more frequently scheduled and unscheduled maintenance outages and result in our marine transportation segment experiencing delays and incurring additional operating expenses. Failure of the federal government to adequately fund infrastructure maintenance and improvements in the future would have a negative impact on our ability to deliver products for our marine transportation customers on a timely basis. For example, when the Mississippi river floods significantly or if water levels are significantly reduced by severe drought conditions, barges may be unable to traverse the river system and we may be prevented from timely completing our voyages.
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
We have outstanding debt and the potential to incur additional indebtedness. As of December 31, 2025, we had approximately $6.4 million outstanding under our senior secured credit facility and approximately $3.1 billion aggregate principal amount of senior unsecured notes outstanding. We must comply with various affirmative and negative covenants contained in our credit agreement and the indentures or purchase agreement governing our notes, some of which may restrict the way in which we would like to conduct our business. Among other things, these covenants limit or will limit our ability to incur additional indebtedness or liens, make payments in respect of or redeem or acquire any debt or equity issued by us, sell assets, make loans or investments, make guarantees, enter into any hedging agreement for speculative purposes, acquire or be acquired by other companies, and amend some of our contracts.
The restrictions under our indebtedness may prevent us from engaging in certain transactions which might otherwise be considered beneficial to us and could have other important consequences to unitholders. For example, they could increase our vulnerability to general adverse economic and industry conditions, limit our ability to; make distributions, to fund future working capital, capital expenditures and other general partnership requirements, to engage in future acquisitions, construction or development activities, to access capital markets (debt and equity), or to otherwise fully realize the value of our assets and opportunities, limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate, and place us at a competitive disadvantage as compared to our competitors that have less debt. Moreover, the need to dedicate a substantial portion of our cash flows from operations to payments on our indebtedness may similarly prevent us from engaging in certain transactions which might otherwise be considered beneficial to us and could have other important consequences to unitholders.
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
Our forecast contemplates expenditures for the development, construction or other acquisition of onshore and offshore infrastructure, including some construction and development projects with technological challenges. We (or our joint ventures)

may not be able to complete our projects at the costs or within the timeframes currently estimated. If we (or our joint ventures) experience material cost overruns, we will have to finance these overruns using one or more of the following methods: using cash from operations; delaying other planned projects; incurring additional borrowings from our senior secured credit facility; or issuing additional debt or equity.
Any or all of these methods may not be available when needed, may be prohibited or restricted by our or our joint venture’s debt agreements or other contractual arrangements or may adversely affect our future results of operations.
In addition, some construction projects require substantial investments over a long period of time before they begin generating any meaningful cash flow.
The IRA could accelerate the transition to a low carbon economy away from oil and natural gas.
On August 16, 2022, President Biden signed into law the IRA which, among other provisions, imposes a fee on methane emissions from sources required to report their greenhouse gas emissions to the U.S. Environmental Protection Agency, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. Beginning in 2024, the IRA’s methane emissions charge imposes a fee on excess methane emissions from certain oil and gas facilities, starting at $900 per metric ton of leaked methane in 2024 and rising to $1,200 in 2025, and $1,500 for 2026 and thereafter. The imposition of this fee and other provisions contained within the IRA could accelerate the transition away from oil and natural gas, which could decrease demand for, and in turn the prices of, the oil and natural gas that we store, transport and sell and adversely impact our business.
Fluctuations in interest rates could adversely affect our business.
We have exposure to movements in interest rates. The interest rates on our senior secured credit facility ($6.4 million outstanding at December 31, 2025) and the debt at certain of our unrestricted subsidiaries is variable. Our results of operations and our cash flows, as well as our access to future capital and our ability to fund our growth strategy, could be adversely affected by significant increases in interest rates. Obligations under our senior secured credit facility bear interest at a rate based on the Secured Overnight Financing Rate (“SOFR”) or an alternate base rate at our option, plus the applicable margin in accordance with our credit agreement. We have not historically hedged our interest rates. Adverse effects to interest rates could have a negative effect on our financial condition, operating results and cash flow.
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
Inflationary pressures have increased in recent years and could occur in the future. These inflationary pressures have historically increased and may further increase our operating costs, which in turn have caused and may continue to cause our capital expenditures and operating costs to rise. Sustained levels of high inflation have historically caused the Federal Reserve and other central banks to increase interest rates, which raises the cost of capital, including the cost of borrowings under our senior secured credit facility, and depresses economic growth, which could adversely affect the financial and operating results of our business.
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
Risks Related to Legal and Regulatory Compliance
Our operations are subject to federal and state rate regulation and federal, state and local environmental protection and safety laws and regulations.
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
In recent years, federal, state, and local governments have taken steps to reduce emissions of GHGs. For example, the IRA and the Investment in Infrastructure and Jobs Act include billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration. On July 4, 2025, the One Big Beautiful Bill Act was signed into law, which revises and expands certain renewable energy tax credits that were previously available under the IRA. Also, the EPA has proposed ambitious rules to reduce harmful air pollutant emissions, including GHGs, from light-, medium-, and heavy-duty vehicles beginning in model year 2027. These incentives and regulations could accelerate the transition of the economy away from the use of fossil fuels towards lower or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, the oil and natural gas that we store, transport and sell and adversely impact our business.
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
The Department of Homeland Security’s Transportation Security Administration (“TSA”) announced in October 2025 the revision and re-issuance of one of its security directives originally issued in the second quarter of 2021. Together, these directives, including the newly amended directive, require critical pipeline owners to comply with mandatory reporting measures and provide vulnerability assessments, and changes in the requirements may require us to expend significant additional resources to modify or enhance our protective measures, or our procedures for assessing, investigating, and remediating any critical infrastructure security vulnerabilities and for responding to cyberattacks. Furthermore, the U.S. Coast Guard’s Cybersecurity in the Marine Transportation System Rule introduces additional training and reporting obligations and requires taking various measures to maintain cybersecurity within the marine transportation system. Any failure to remain in compliance with these government regulations may result in enforcement actions which may have a material adverse effect on our business and operations.
We are subject to regulatory and economic risks associated with doing business outside of the United States.
Doing business with entities located outside of the United States has risks that are inherent in conducting business internationally, including compliance with both United States and foreign laws and regulations that apply to our international operations. These laws and regulations could include tax laws, anti-competition regulations, import and export requirements, data privacy requirements, labor relations laws, environmental, health and safety laws, and anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions. Given the high level of complexity of these laws, there is a risk that some provisions may be violated inadvertently or through fraudulent or negligent behavior of individual employees, our failure to comply with certain formal documentation requirements or otherwise. In addition, these laws are subject to changes, which may require additional resources or make it more difficult for us to comply with these laws. Violations of the laws and regulations governing our international operations could result in fines against us, our officers or our employees. In addition to the foregoing, engaging in international business involves a number of other risks, including cost and availability of international shipping channels, longer payment cycles in certain countries, and the potential of political or economic instability. These potential risks and difficulties, individually or in the aggregate, could have a material adverse effect on our business, results of operations, financial condition and cash flows.
Risks Related to Our Partnership Structure
Individual members of the Davison family can exert significant influence over us and may have conflicts of interest with us and may be permitted to favor their interests to the detriment of our other unitholders.
James E. Davison and James E. Davison, Jr., each of whom is a director of our general partner, each own a significant portion of our common units, including our Class B Common Units, the holders of which elect our directors. Other members of the Davison family also own a significant portion of our common units. Collectively, members of the Davison family and their affiliates own approximately 9% of our Class A Common Units and 77% of our Class B Common Units and are able to exert significant influence over us, including the ability to elect at least a majority of the members of our board of directors and the ability to control most matters requiring board approval, such as material business strategies, mergers, business combinations, acquisitions or dispositions of assets, issuances of additional partnership securities, incurrences of debt or other financings and payments of distributions. In addition, the existence of a controlling group (if one were to form) may have the effect of making it difficult for, or may discourage or delay, a third party from seeking to acquire us, which may adversely affect the market price of our common units. Further, conflicts of interest may arise between us and other entities for which members of the Davison family serve as officers or directors. In resolving any conflicts that may arise, such members of the Davison family may favor the interests of another entity over our interests.
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

If the IRS makes adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under the rules, our general partner may elect to either cause us to pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustments into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. If we make payments of taxes and any penalties and interest directly to the IRS in the year in which the audit is completed, our cash available for distribution to our unitholders might be substantially reduced, in which case our current unitholders may bear some or all of the tax liability resulting from such audit adjustments, even if such unitholders did not own units in us during the tax year under audit.
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
Investment in our units by tax-exempt entities, such as individual retirement accounts (known as IRAs), other retirement plans and non-U.S. persons, raises issues unique to them. For example, virtually all of our income allocated to organizations that are exempt from federal income tax, including IRAs and other retirement plans, will be unrelated business taxable income and will be taxable to them. Subject to the aggregation rules for certain similarly situated businesses or activities, a tax-exempt entity with more than one unrelated trade or business (including by attribution from investment in a partnership such as ours) is required to compute the unrelated business taxable income of such tax-exempt entity separately with respect to each trade or business (including for purposes of determining any net operating loss deduction). As a result, it may not be possible for tax exempt entities to utilize losses from an investment in our partnership to offset unrelated business taxable income from another unrelated trade or business and vice versa. Tax-exempt entities should consult a tax advisor before investing in our units.

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
In addition to federal income taxes, our unitholders will likely be subject to other taxes, including foreign, state and local taxes, unincorporated business taxes and estate inheritance or intangible taxes that are imposed by the various jurisdictions in which we do business or own property, even if our unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file foreign, state, and local income tax returns and pay state and local income taxes in some or all of these jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own assets and do business in several states including Texas, Louisiana, Mississippi, Alabama, Florida, Arkansas and Oklahoma. Many of the states we currently do business in impose a personal income tax. It is our unitholders’ responsibility to file all applicable U.S. federal, foreign, state and local tax returns. Unitholders should consult with their own tax advisors regarding the filing of such tax returns, the payment of such taxes, and the deductibility of any taxes paid.
We have subsidiaries that are treated as corporations for federal income tax purposes and subject to corporate-level income taxes.
We conduct a portion of our operations through subsidiaries that are, or are treated as, corporations for federal income tax purposes. We may elect to conduct additional operations in corporate form in the future. These corporate subsidiaries will be subject to corporate-level tax, currently at a maximum 21% federal rate, and will likely pay state (and possibly local) income tax at varying rates, on their taxable income. Any such entity level taxes will reduce the cash available for distribution to us and, in turn, to our unitholders. If the IRS were to successfully assert that these corporate subsidiaries have more tax liability than we anticipate or legislation was enacted that increased the corporate tax rate, our cash available for distribution to our unitholders would be further reduced.
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
We cannot predict the impact of the ongoing international military conflicts and any related humanitarian crisis or any other geopolitical tensions on the global economy, energy markets, geopolitical stability and our business.
The ultimate consequences of the war in Ukraine, the Israel and Hamas war and broader geopolitical tensions in South America, the Caribbean, the Middle East and Europe may lead to further sanctions or tariffs, embargoes, supply chain disruptions, regional instability and geopolitical shifts, may have adverse effects on global macroeconomic conditions or our South American export sales, increase volatility in the price of and demand for oil and natural gas, increase exposure to cyberattacks, cause disruptions in global supply chains, increase foreign currency fluctuations, cause constraints or disruption in the capital markets and limit sources of liquidity. We cannot predict the extent of these conflicts’ effect on our business and results of operations, as well as on the global economy and energy industry.
Our business could be negatively impacted by security threats, including cybersecurity threats, and related disruptions.
We rely on our information technology (“IT”) and operational technology (“OT”) infrastructure to process, transmit and store electronic information, including information we use to conduct our operations, and to safely operate our assets. While we believe that we maintain appropriate security policies and protocols, we face cybersecurity and other security threats to our IT and OT infrastructure, which could include threats to our operational and safety systems that operate our pipelines, facilities and other assets. We could face unlawful attempts to gain access to our IT and OT systems, including coordinated attacks from hackers, whether state-sponsored groups, “hacktivists” or private individuals. The age, operating systems or condition of our current IT and OT system infrastructure and software assets and our ability to maintain and upgrade such assets could affect our ability to resist cybersecurity threats.

Our IT and OT infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Breaches in our infrastructure, networks or physical facilities, or other disruptions, could result in damage to our assets, loss of intellectual property, impairment of our ability to conduct our operations, disruption of our customers’ operations, loss or damage to our customer data delivery systems, safety incidents, damage to the environment, compromise of personal data, and could have a material adverse effect on our operations, financial position and results of operations. It is also possible that, despite our use of security monitoring and alerting tools, breaches to our systems could go unnoticed for some period of time.
We and our third-party service providers may therefore be vulnerable to security events that are beyond our control, and we may be the target of cyberattacks, as well as physical attacks, which could result in cybersecurity breaches and significant disruption to our business. Such data breaches and cyberattacks could compromise our operational or other capabilities and cause significant damage to our business and our reputation. Our information systems have experienced threats to the security of our digital infrastructure, but none of these have had a significant impact on our business, operations or reputation. We maintain a 24/7 dedicated security operations center to anticipate, detect and prevent cyberattacks; however, there is no assurance that we will not suffer such losses or breaches in the future. As cyberattacks continue to evolve, we may be required to expend significant additional resources to respond to cyberattacks, to continue to modify or enhance our protective measures or to investigate and remediate any security vulnerabilities in our systems and infrastructure. We may also be subject to regulatory investigations or litigation relating from cybersecurity issues.
Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information and personal data.
Issues in the development and use of artificial intelligence, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate generative artificial intelligence tools into our systems for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident because of the use of generative artificial intelligence, we may lose valuable intellectual property and confidential information, and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and have a material adverse effect on our business, financial condition and results of operations.
Our significant unitholders may sell units or other limited partner interests in the trading market, which could reduce the market price of our common units.
As of December 31, 2025, we have a number of significant unitholders. For example, certain members of the Davison family (including their affiliates) and management owned approximately 14.0 million, or approximately 11%, of our common units. From time to time, we also may have other unitholders that have large positions in our common units. In the future, any such parties may acquire additional interest or dispose of some or all of their interest. If they dispose of a substantial portion of their interest in the trading markets, such sales could reduce the market price of common units. In connection with certain transactions, we have put in place resale shelf registration statements, which allow unit holders thereunder to sell their common units at any time (subject to certain restrictions) and to include those securities in any equity offering we consummate for our own account.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We maintain a cybersecurity program designed to identify, assess, manage, mitigate and respond to cybersecurity risks, and we partner with leading cybersecurity experts to continually enhance the security of our operating environments. Our program spans both IT and OT assets, including systems supporting TSA pipeline operations and operations regulated under the Marine Transport Security Act (“MTSA”). As an organization, we have devoted significant resources to cybersecurity processes aimed at addressing the known risks, as well as adapting to the changing cybersecurity landscape and responding to emerging threats in a timely and effective manner. We utilize threat intelligence relevant to the energy sector to monitor and assess evolving adversary activity. Some of the key risks identified include unauthorized access to our systems, credential compromise, ransomware and other financial motivated attacks. We maintain formal processes for identifying, assessing and escalating cybersecurity incidents, including a structured materiality determination consistent with SEC rules. We assess the materiality of cybersecurity risks and incidents based on factors such as financial impact, regulatory implications, operational disruption and reputational harm. Our comprehensive cybersecurity program is implemented and maintained using information security tools, policies, training and a team of IT professionals. We have a Cybersecurity Incident Response Plan and a Business Continuity and Disaster Recovery Program, in addition to other company policies and procedures that directly or indirectly relate to cybersecurity, such as policies related to vulnerability management, encryption standards, endpoint protection, remote access, multifactor authentication, confidential information, and the use of the internet, social media, email and wireless devices. These policies go through an internal review process, are approved by the appropriate members of management, and are a required part of our annual employee training.
Our cybersecurity program leverages the National Institute of Standards and Technology (“NIST”) framework, which consists of five core functions: identify, protect, detect, respond and recover. We engage third-party experts to assess our alignment with the NIST framework. Additionally, as further described in Item 1. Business – Regulation – Safety and Security Regulations, the TSA has issued a series of security directives applicable to pipeline owners and operators that require cyber planning, testing and incident reporting. Our OT environments supporting pipeline operations are designed with network segmentation, access controls and monitoring appropriate for industrial control systems. We continue to comply with mandatory TSA security directives applicable to pipeline owners and operators, including requirements related to assessments, testing, reporting, architecture hardening, and vulnerability management, and successor directives or regulatory updates as they are issued. We also comply with U.S. Coast Guard cybersecurity requirements under the Maritime Transportation Security Act applicable to MTSA-regulated facilities. We have made investments to enhance cybersecurity, including additional end-user training, using layered defenses, identifying and protecting critical assets, and strengthening our security monitoring and alerting capabilities. In support of these efforts, we conduct regular cybersecurity performance assessments, technical simulations, and tabletop exercises. We periodically test and update our Cybersecurity Incident Response Plan to incorporate lessons learned and evolving threat scenarios. These tests and assessments are useful tools for maintaining a mature cybersecurity program to protect our stakeholders, including investors, customers, employees and vendors.
In addition to assessing our own cybersecurity preparedness, we evaluate cybersecurity risks associated with third-party vendors and supply-chain dependencies as part of our broader enterprise risk management process. This risk evaluation considers the potential impact of a disruption to critical services and the sensitivity of data shared with such vendors and assesses the cybersecurity preparedness of third-party vendors. The internal business owners of our hosted applications are required to document user access reviews at least annually and obtain and review System and Organization Controls (SOC 1 or SOC 2) reports from the vendor. If a third-party vendor is unable to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and evaluate the associated risks. If a provided SOC report identifies significant deficiencies or control weaknesses, we conduct a detailed risk assessment, request remediation plans, implement additional monitoring measures, or, if necessary, reevaluate the vendor relationship. Our assessment of third-party provider risks is an integral part of our overall cybersecurity program and our efforts to ensure that appropriate safeguards are in place to protect our data and operations.
The Audit Committee of the Board of Directors oversees our enterprise-wide risk management program, including cybersecurity, the assessment of cybersecurity risks, and the actions we take to monitor and mitigate cybersecurity risks. Cybersecurity risk management involves coordination among IT, Operations, Legal, Compliance, and executive leadership. Working directly with executive management, our cybersecurity program is overseen and implemented by our Chief Information Officer (“CIO”), who has over 20 years of experience building and maintaining cybersecurity programs, and a team of skilled individuals, including a Director of Enterprise Security, and a Cyber-Resilience Team, who, together, are responsible for monitoring our networks, providing training to our employees, analyzing the evolution of new threats and strategies for mitigating such threats and seeking to continually harden our cybersecurity program. The Cyber-Resilience Team is dedicated to recovery efforts and business continuity plans and is knowledgeable across our information technology and operational applications. The Audit Committee reviews, with the CIO and executive management, the company’s technology and cybersecurity program, including company plans, programs, policies, assessments and opportunities at its regularly scheduled meetings. Our CIO is responsible for providing regular updates, at least quarterly at regularly scheduled meetings, to the Audit Committee regarding cybersecurity-related situations, intelligence pointing to increased adversary activity, regulatory changes and improvements or impediments to our cybersecurity posture. The Audit Committee reports on cybersecurity-related matters to the Board of Directors on an annual basis, or more frequently if there are any required matters to report. Based on these updates, the Audit Committee and the Board of Directors may request follow-up data and presentations to address any specific concerns and recommendations. In addition to this regular reporting, significant cybersecurity risks and threats may also be escalated to the Audit Committee by the CIO and executive management on an as necessary basis.
As of the date of this Annual Report on Form 10-K, we have not identified any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. We are not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. We have periodically encountered threats and security breaches affecting our information and systems, including malware and cyberattacks. We recognize that cybersecurity risks are constantly evolving, and while we implement and continue to refine our security measures, the potential for future incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity attack will not occur. While we devote resources to our security measures designed to protect our systems and information, no security measure is infallible. See Item 1A. “Risk Factors” for additional information about the risks to our business associated with a breach or other compromise to our IT and OT systems.
Item 2. Properties
We have various operating leases for rental of office space, facilities and field equipment and transportation equipment. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Note 5 to our Consolidated Financial Statements in Item 8 for details on our right of use assets and related lease liabilities. Such information is incorporated herein by reference.
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
As of February 18, 2026, we have 122,424,321 Class A Common Units outstanding. As of December 31, 2025, the closing price of our common units was $15.60 and we had approximately 25,000 record holders of our Class A Common Units, which include holders who own units through their brokers “in street name.” Additionally, as of February 18, 2026, we have 14,954,102 Class A Convertible Preferred Units outstanding for which there is no established public trading market.
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
We are a growth-oriented MLP formed in Delaware in 1996. Our common units are traded on the NYSE, under the ticker symbol “GEL.” We are a provider of an integrated suite of midstream services (primarily transportation, storage, sulfur removal, blending, terminaling and processing) for a large area of the Gulf of America and the Gulf Coast region of the crude oil and natural gas industry. We provide an integrated suite of services to crude oil and natural gas producers, refiners, and industrial and commercial enterprises and have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, refinery-related plants, storage tanks, terminals, railcars, rail unloading facilities, barges and other vessels, and trucks.
Prior to February 28, 2025, our operations also included the Alkali Business. We determined that the exit of the Alkali Business and its operations in Wyoming represented a strategic and geographic shift that met the criteria for discontinued operations. Accordingly, we have separately reported the operations from the Alkali Business in the Consolidated Statements of Operations and the related assets and liabilities of the Alkali Business in the Consolidated Balance Sheets as discontinued operations. These changes have been applied retrospectively to all periods presented.
Included in Management’s Discussion and Analysis are the following sections:
•Overview of 2025 Results
•Recent Developments and Initiatives
•Results of Operations
•Other Consolidated Results
•Financial Measures
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Critical Accounting Estimates
Overview of 2025 Results
We reported Net Income from Continuing Operations of $30.5 million in 2025 compared to Net Loss from Continuing Operations of $50.8 million in 2024.
Net Income from Continuing Operations in 2025 was primarily impacted by an increase in operating income associated with our reportable segments, primarily related to our offshore pipeline transportation segment (see “Results of Operations” below for additional details). In addition, an impairment expense of $43.0 million was reported during 2024, whereas no impairment expense was reported in 2025 (see “Results of Operations” below for additional details). These impacts were partially offset by: (i) an increase in general and administrative expenses of $28.0 million primarily related to an increase in third-party transaction costs incurred associated with the sale of the Alkali Business on February 28, 2025; (see “Results of Operations” below for additional details); (ii) an increase in depreciation and amortization expense of $25.4 million (see “Results of Operations” below for additional details); and (iii) a decrease in equity in earnings of equity investees of $10.7 million.
We reported Net Loss from Discontinued Operations, net of tax of $423.7 million in 2025 and Net Income from Discontinued Operations, net of tax of $17.8 million in 2024 associated with the Alkali Business that was sold on February 28, 2025. Net Loss from Discontinued Operations, net of tax in 2025 was impacted by a loss of $432.2 million associated with the sale of the Alkali Business.
Cash flows from operating activities, which is inclusive of both our continuing and discontinued operations, were $252.8 million for 2025 compared to $391.9 million for 2024. This decrease was primarily attributable to negative changes in our working capital requirements during 2025 compared to 2024. In addition, cash flows provided by operating activities for 2025 only included two months of activity from the Alkali Business, as it was sold on February 28, 2025, whereas 2024 included a full year of activity from the Alkali Business.

Available Cash before Reserves (as defined below in “Non-GAAP Financial Measures”) to our common unitholders was $149.1 million for 2025, a decrease of $10.3 million, or 6%, from 2024 primarily as a result of 2025 only including two months of activity from the Alkali Business, as it was sold on February 28, 2025, whereas 2024 included a full year of activity from the Alkali Business. Partially offsetting this decrease were primarily the following: (i) an increase in Segment Margin of $48.7 million in 2025 compared to 2024 from our continuing operations (which is further discussed below in “Results from Operations”); and (ii) a decrease in accumulated distributions to our Class A Convertible Preferred unitholders of $23.0 million. See “Financial Measures” below for additional information on Available Cash before Reserves.
Segment Margin was $577.9 million in 2025, an increase of $48.7 million, or 9%, as compared to 2024. We currently manage our businesses through three divisions that constitute our reportable segments - offshore pipeline transportation, marine transportation and onshore transportation and services. A more detailed discussion of our segment results and other costs is included below in “Results of Operations.”
Distributions to Unitholders
On February 13, 2026, we paid a distribution of $0.18 per common unit related to the fourth quarter of 2025. This represents a 9% increase in the quarterly distribution to common unitholders from the previous quarter.
With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per unit (or $3.7892 on an annualized basis). These distributions were paid on February 13, 2026 to unitholders holders of record at the close of business January 30, 2026.
Recent Developments and Initiatives
Our primary objectives and strategies are to generate and grow stable free cash flows from operations and continue to deleverage our balance sheet, while never wavering from our commitment to safe and responsible operations. We believe the following have been and are important to meet our objectives:
•The completion of our major growth capital spending program during 2025, which included the construction and connection of our SYNC Pipeline and the expansion of our existing CHOPS Pipeline.
•An increase in volumes from long-term contracted offshore commercial opportunities in the Gulf of America, including volumes from the Shenandoah development, which saw first production in the third quarter of 2025 and ties into our SYNC Pipeline and further downstream to our CHOPS Pipeline, and volumes from the Salamanca FPS, which also saw first production in the third quarter of 2025 and ties into our existing SEKCO Pipeline for further transportation downstream on our Poseidon Pipeline.
•New and incremental volumes from continued in-field and sub-sea tieback opportunities as a result of the continued investment by the offshore producing community. These opportunities require minimal to no additional investment from us as a result of the current production handling capacity on our offshore pipeline transportation assets in the Gulf of America.
•The creation of financial flexibility from a combination of a significant amount of available borrowing capacity under our senior secured credit facility, subject to compliance with covenants, and our increasing cash flows from operations as discussed above, which will allow us to maximize our cash flow and focus on returning value to our capital structure with an emphasis on reducing debt in absolute terms, opportunistically redeeming our Class A Convertible Preferred Units and thoughtfully evaluating increases in our quarterly distributions to common unitholders.
Offshore Growth Capital Projects Completion
We previously entered into definitive agreements to provide transportation services for 100% of the crude oil production associated with two separate standalone deepwater developments (Shenandoah and Salamanca). In conjunction with these agreements, we committed to two offshore growth capital projects, which included expanding the current capacity of our 64% owned CHOPS Pipeline and constructing the SYNC Pipeline, a new 100% owned, approximately 105-mile, 20” diameter crude oil pipeline to connect the Shenandoah deepwater development to our existing asset footprint in the Gulf of America.
The CHOPS expansion included a complete overhaul of the GB-72 platform topside facilities, reconnection of the CHOPS Pipeline to the GB-72 platform, and the addition of pumps at both the HI-A5 and GB-72 platforms to upgrade processing capabilities and increase throughput on the CHOPS Pipeline.
During 2025, we successfully finished the CHOPS expansion and SYNC Pipeline, which completed our major growth capital spending program. During the third quarter of 2025, we saw first production from the Shenandoah and Salamanca deepwater developments. During the fourth quarter of 2025, we saw ramp up in volumes from Shenandoah to over 90 MBbls/day, which is in excess of the MVCs, while volumes from Salamanca reached over 30 MBbls/day during the fourth quarter of 2025 and continued to ramp up toward targeted production levels.

These two new developments represent a significant step change for the future financial performance of our offshore pipeline transportation segment. Longer term, in addition to the production expected from these fields, we are well positioned to benefit from a growing inventory of future opportunities around these production facilities as well as around the remaining excess capacity available on our now expanded pipeline infrastructure. Combined with minimal future growth capital requirements, these new developments will serve as the cornerstone of our ability to generate increasing levels of free cash flow in the future.
Sale of the Alkali Business and Related Transactions
On February 28, 2025, we completed the sale of the Alkali Business to an indirect affiliate of WE Soda Ltd for a gross purchase price of $1.425 billion. The sale generated proceeds of approximately $1.0 billion, which reflects the net proceeds after the assumption of $413.4 million of our then outstanding Alkali senior secured notes by an indirect affiliate of WE Soda Ltd, and other purchase price adjustments. We used the proceeds to pay down the outstanding balance on our senior secured credit facility on February 28, 2025, purchase 7,416,196 Class A Convertible Preferred Units on March 6, 2025 at a purchase price of $35.40, and redeem the remaining $406.2 million of principal outstanding on the 8.000% senior unsecured notes due January 15, 2027 (the “2027 Notes”) on April 3, 2025. The sale of the Alkali Business has allowed us to deleverage our balance sheet, and provide additional financial flexibility for us to focus on returning value to our capital structure.

Results of Operations
In the discussions that follow, we will focus on our revenues, costs and expenses, as well as two measures that we use to manage the business and to review the results of our operations - Segment Margin and Available Cash before Reserves. Segment Margin and Available Cash before Reserves are defined in the “Financial Measures” section below.
Revenues, Costs and Expenses
Our revenues for the year ended December 31, 2025 decreased $30.4 million, or 2%, from the year ended December 31, 2024, and our costs and expenses (excluding the impairment expense in 2024) decreased $75.7 million, or 5%, between the two periods, with a net increase to operating income (excluding the impairment expense in 2024) of $45.3 million. The increase in our operating income during 2025 is primarily due to: (i) our offshore pipeline transportation segment as a result of the contractual MVCs on our 100% owned SYNC Pipeline and 64% owned CHOPS Pipeline associated with the Shenandoah deepwater development that began in June 2025; (ii) a subsequent ramp-up in production from the Shenandoah development in excess of the MVCs during the fourth quarter 2025; and (iii) an overall increase in volumes across our offshore pipeline transportation network (see further discussion below). These were partially offset by: (i) an increase in depreciation and amortization of $25.4 million during 2025 (see further discussion below); and (ii) an increase in general and administrative expenses of $28.0 million during 2025 (see further discussion below). See further discussion below under “Segment Margin” regarding the activity in our individual operating segments.
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
As it relates to our crude oil marketing business, the average closing prices for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) decreased approximately 15% to $65.39 per barrel in 2025 as compared to $76.63 per barrel in 2024. We expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil, resulting in a minimal direct impact on Net income (loss), Segment Margin and Available Cash before Reserves. We have limited our direct commodity price exposure in our crude oil operations through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller impact on Net income (loss), Segment Margin and Available Cash before Reserves. However, we do have some indirect exposure to certain changes in prices for crude oil, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “ Risks Related to Our Business.”
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
Refiners are the shippers of a majority of the volumes transported on our onshore crude oil pipelines. Additionally, refiners contracted for the majority of the revenues from our marine transportation segment during 2025, which are used primarily to transport intermediate refined products (not crude oil) between refining complexes. Given these facts, we do not expect changes in commodity prices to impact our Net income (loss), Segment Margin or Available Cash before Reserves derived from our offshore crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil.
Additionally, changes in certain of our operating costs between the respective periods, such as those associated with our offshore pipeline transportation and marine transportation segments, are not directly correlated with crude oil prices. We discuss certain of those costs in further detail below in our segment-by-segment analysis.
Included below is additional detailed discussion of the results of our operations focusing on Segment Margin and other costs including general and administrative expenses, depreciation and amortization, impairment expense, interest expense, net, and income taxes.
Segment Margin
We define Segment Margin as revenues less product costs, operating expenses and segment general and administrative expenses (all of which are net of the effects of our noncontrolling interest holders), plus or minus applicable Select Items (defined below in “Non-GAAP Financial Measures”) from continuing operations. Although we do not necessarily consider all of our Select Items to be non-recurring, infrequent or unusual, we believe that an understanding of these Select Items is important to the evaluation of our core operating results. See “Non-GAAP Financial Measures” for further discussion surrounding total Segment Margin.
The contribution of each of our segments to total Segment Margin in each of the last three years was as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Offshore pipeline transportation	$385,694	$332,786	$406,672
Marine transportation	115,690	125,003	110,423
Onshore transportation and services	76,469	71,353	73,183
Total Segment Margin	$577,853	$529,142	$590,278

Year Ended December 31, 2025 Compared with Year Ended December 31, 2024
Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Year Ended December 31,
	2025	2024
	(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$373,112	$289,035
Offshore natural gas pipeline revenue, excluding non-cash revenues	52,622	53,342
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses(1)	(107,243)	(89,118)
Distributions from equity investments(2)	67,203	79,527
Offshore pipeline transportation Segment Margin	$385,694	$332,786

Volumetric Data 100% basis:
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	357,207	286,160
Poseidon	256,777	278,347
Odyssey	66,906	67,810
GOPL(3)	1,629	1,605
Total crude oil offshore pipelines	682,519	633,922

Natural gas transportation volumes (MMBtus/day)	400,540	385,330

Volumetric Data net to our ownership interest(4):
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	228,612	183,142
Poseidon	164,337	178,142
Odyssey	19,403	19,665
GOPL(3)	1,629	1,605
Total crude oil offshore pipelines	413,981	382,554

Natural gas transportation volumes (MMBtus/day)	103,861	108,194
(1)The increase in operating costs are primarily related to an increase in costs associated with accommodating our higher level of volumes in 2025, such as fuel and drag reducing agent costs, which are often rebilled to the associated producers and do not have a significant impact to our Segment Margin.
(2)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting in 2025 and 2024, respectively.
(3)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or “GOPL”) owns our undivided interest in the Eugene Island pipeline system.
(4)Volumes are the product of our effective ownership interest throughout the year multiplied by the relevant throughput over the given year.

Offshore pipeline transportation Segment Margin for 2025 increased $52.9 million, or 16%, from 2024, primarily due to: (i) the contractual MVCs on our 100% owned SYNC Pipeline and 64% owned CHOPS Pipeline associated with the deepwater Shenandoah development that began in June 2025 and a subsequent ramp-up in production from the Shenandoah development in excess of the MVCs during the fourth quarter 2025, and (ii) an increase to other MVCs on our 64% owned CHOPS Pipeline during 2025, including those related to the Warrior and Winterfell developments. Production volumes from the Shenandoah FPS are life-of-lease dedicated to our 100% owned SYNC Pipeline and further downstream to our 64% owned CHOPS Pipeline. The Shenandoah FPS achieved first oil production in late July 2025 and we have seen a ramp-up in volumes from the Shenandoah FPS to over 90 MBbls/day during the fourth quarter of 2025. Additionally, production from the Salamanca FPS, which ties into our existing SEKCO Pipeline for further transportation downstream on our Poseidon Pipeline, came on-line at the end of September. Production from the initial three wells has since ramped up to over 30 MBbls/day in December 2025. A fourth well is planned to be drilled and completed in the second quarter of 2026, with the potential for a fifth well to be drilled and completed as early as the fourth quarter of 2026, at which point Salamanca production levels are anticipated to approach 50 to 60 MBbls/day.
Partially offsetting these increases to Segment Margin were decreases primarily due to: (i) an economic step-down in the rate on a certain existing life-of-lease transportation dedication beginning in the third quarter of 2024 as we reached the 10-year anniversary of a certain existing life-of-lease dedication, which resulted in the contractual economic step-down of the associated transportation rate; and (ii) an increase in producer downtime in 2025 compared to 2024 as a result of several wells being shut in due to certain sub-sea operational and technical challenges that began in the second quarter of 2024 and continued to impact our production results for a majority of 2025. As of December 31, 2025, most of these mechanical issues were resolved by our producer customers.
Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 87 barges (78 inland and 9 offshore) with a combined transportation capacity of 3.0 million barrels, 43 push/tow boats (33 inland and 10 offshore), and a 330,000 barrel capacity ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Year Ended December 31,
	2025	2024
Revenues (in thousands):
Inland freight revenues	$131,415	$146,237
Offshore freight revenues	124,710	107,935
Other rebill revenues(1)	63,373	67,444
Total segment revenues	$319,498	$321,616

Operating costs, excluding non-cash charges for long-term incentive compensation and other non-cash expenses(1)	(203,808)	(196,613)

Segment Margin (in thousands)	$115,690	$125,003

Fleet Utilization:(2)
Inland Barge Utilization	95.2%	98.8%
Offshore Barge Utilization	95.4%	97.7%
(1) Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2) Utilization rates are based on a 365 day year, as adjusted for planned downtime and drydocking.
Marine Transportation Segment Margin for 2025 decreased $9.3 million, or 7%, from 2024. We experienced slightly lower utilization rates during 2025 in our inland business primarily due to a temporary decline in refinery utilization during the first quarter of 2025 and a decline in Midwest refinery demand for black oil equipment as a result of changing crude slates in the third quarter of 2025. This decrease in Segment Margin from our inland marine business was partially offset by an increase in Segment Margin from our offshore marine business primarily as a result of fewer dry-docking days in our offshore fleet. In addition, the M/T American Phoenix, which is under contract through mid-2027, benefited from a contractual rate increase during 2025 compared to 2024.

Onshore Transportation and Services Segment
Our onshore transportation and services segment includes terminaling, blending, storing, and marketing of crude oil, and transporting of crude oil and refined products, as well as the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, NaHS. Our onshore transportation and services segment utilizes an integrated set of pipelines, storage tanks, terminals, facilities, trucks and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals, rail unloading facilities, and refinery processing locations operating primarily within the U.S. Gulf Coast market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk-purchased crude oil as well as the sale and delivery of NaHS and NaOH (also known as caustic soda) to customers. Through these assets we offer our customers a full suite of services, including the following as of December 31, 2025:
•facilitating the transportation of crude oil and refined products from producers and from our terminals, as well as those owned by third parties, to refineries via pipelines and trucks;
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
We also may use our terminal facilities to take advantage of contango market conditions for crude oil gathering and marketing and to capitalize on regional opportunities which arise from time to time for crude oil.
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

Operating results for our onshore transportation and services segment were as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Gathering, marketing, and logistics revenue	$529,335	$669,248
Crude oil pipeline tariffs and revenues	27,677	25,350
Sulfur services revenues, excluding non-cash revenues	142,888	155,977
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(452,079)	(599,845)
Operating costs, excluding non-cash expenses	(175,327)	(186,762)
Other	3,975	7,385
Segment Margin	$76,469	$71,353

Volumetric Data (average Bbls/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	99,322	65,059
Jay	5,847	5,189
Mississippi	1,099	2,390
Louisiana(1)	49,851	55,687
Onshore crude oil pipelines total	156,119	128,325

Crude oil product sales	18,785	21,591
Rail unload volumes	23,747	13,500

NaHS volumes (Dry short tons “DST”)	91,523	104,322
NaOH (caustic soda) volumes (DST sold)	36,226	40,108
(1)Total daily volumes for the years ended December 31, 2025 and 2024 include 21,348 and 19,298 Bbls/day, respectively, of intermediate refined products and 27,753 and 36,046 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines.
Segment Margin for our onshore transportation and services segment increased $5.1 million, or 7%, in 2025 as compared to 2024. The increase is primarily due to an increase in the rail unload volumes at our Scenic Station facility and an overall increase in volumes on our onshore crude oil pipeline systems principally driven by an increase in volumes on our Texas pipeline system, which is a key destination point for various grades of crude oil produced in the Gulf of America including those transported on our 64% owned CHOPS Pipeline.
In our sulfur services business we experienced a decline in NaHS and NaOH sales volumes in 2025 as compared to 2024. Despite the decrease in sales volumes, we saw a slight increase in Segment Margin in 2025 primarily due to operational and logistical cost improvements as well as an improvement to our NaHS sales mix.

Other Costs, Interest and Income Taxes
General and administrative expenses

	Year Ended December 31,
	2025	2024
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$43,729	$52,700
Segment	2,678	2,712
Long-term incentive based compensation plan expense	12,975	2,857
Third-party costs related to business development activities and growth projects	26,957	60
Total general and administrative expenses	$86,339	$58,329
Total general and administrative expenses increased $28.0 million between 2025 and 2024. This increase is primarily due to: (i) the increase in third party costs related to business development activities and growth projects as a result of the transaction costs incurred associated with the sale of the Alkali Business on February 28, 2025; and (ii) how we valued the outstanding long-term incentive compensation awards in each period. This increase was partially offset by a reduction in corporate general and administrative expenses as a result of 2024 experiencing higher costs as a result of us conforming our short-term cash incentive programs to industry standards at that time.
Depreciation and amortization expense

	Year Ended December 31,
	2025	2024
	(in thousands)
Depreciation expense	$221,803	$196,245
Amortization expense	10,269	10,441
Total depreciation and amortization expense	$232,072	$206,686
Total depreciation and amortization expense increased $25.4 million between 2025 and 2024. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service, including assets associated with our CHOPS expansion project and SYNC Pipeline, subsequent to the period ended December 31, 2024.
Impairment expense
In the fourth quarter of 2024, we terminated an on-going project related to the integration of certain of our corporate enterprise resource planning systems and we impaired the costs incurred to date. As a result, we recognized an impairment charge of $43.0 million. We did not record any impairment expense for the year ended December 31, 2025.
Interest expense, net

	Year Ended December 31,
	2025	2024
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees), net	$12,354	$28,150
Interest expense, senior unsecured notes	259,315	269,841
Amortization of debt issuance costs, premium and discount	9,758	11,067
Capitalized interest	(16,698)	(47,183)
Interest expense, net	$264,729	$261,875
Interest expense, net increased $2.9 million between 2025 and 2024 primarily due to a decrease in capitalized interest in 2025, which is primarily attributable to the completion of the CHOPS expansion project and the SYNC Pipeline subsequent to 2024. This increase in interest expense, net was partially offset by a decrease in interest expense associated with our senior unsecured notes and a decrease in interest expense associated with our senior secured credit facility. The decrease in interest expense associated with our senior unsecured notes was primarily related to the redemption of our 2027 Notes on April 3, 2025. The decrease in interest expense, net associated with our senior secured credit facility during 2025 was primarily a result of a reduction in the average borrowings outstanding during the period compared to 2024.

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
Other Consolidated Results
Net Income from Continuing Operations for the year ended December 31, 2025 included a loss of $9.8 million associated with the following: (i) a net loss of $8.9 million associated with the redemption premium and the write-off of the related unamortized debt issuance costs and premium on the remaining $406.2 million of 2027 Notes that were redeemed in the year; and (ii) a net loss of $0.8 million associated with the write-off of unamortized credit facility issuance costs as a result of the Second Amendment to our credit agreement. These amounts are included within “Other expense” on the Consolidated Statement of Operations.
Net Loss from Continuing Operations for the year ended December 31, 2024 included a net loss of $15.4 million associated with the following: (i) a net loss of $14.0 million associated with the tender fee and write-off of the related unamortized debt issuance costs and premium on the initial $575.0 million of our 2027 Notes that were tendered and redeemed in the year; and (ii) a loss of $1.4 million from the write-off of the unamortized issuance costs associated with the redemption of our 6.250% senior unsecured notes due May 15, 2026 (the “2026 Notes”). These amounts are included within “Other expense” on the Consolidated Statement of Operations.

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
(2)One of our wholly-owned subsidiaries, GOPL, owns our undivided interest in the Eugene Island pipeline system.
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
Marine Transportation Segment Margin for 2024 increased $14.6 million, or 13%, from 2023. This increase is primarily attributable to an increase in our overall day rates in our inland and offshore business, including the M/T American Phoenix, during 2024. The increase in day rates more than offset the impact to Segment Margin from the increased number of planned regulatory dry-docking days in our offshore fleet during 2024 as compared to 2023. In addition, we saw strong demand from our barge services to move intermediate and refined products keeping utilization rates high across both periods. This strong demand from our customers as well as the lack of new supply of similar type vessels and the continued
retirement of older vessels in the market have contributed to the increase in day rates. The M/T American Phoenix started a new three-and-a-half year contract at the beginning of 2024 with a credit-worthy counterparty at the highest day rate we have received since we first purchased the vessel in 2014.

Onshore Transportation and Services Segment
Operating results for our onshore transportation and services segment were as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Gathering, marketing, and logistics revenue	$669,248	$699,482
Crude oil pipeline tariffs and revenues	25,350	26,654
Sulfur services revenues, excluding non-cash revenues	155,977	183,522
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(599,845)	(637,092)
Operating costs, excluding non-cash expenses	(186,762)	(207,556)
Other	7,385	8,173
Segment Margin	$71,353	$73,183

Volumetric Data (average Bbls/day unless otherwise noted):
Onshore crude oil pipelines:
Texas	65,059	70,032
Jay	5,189	5,793
Mississippi	2,390	4,635
Louisiana(1)	55,687	65,895
Onshore crude oil pipelines total	128,325	146,355

Crude oil product sales	21,591	23,170
Rail unload volumes	13,500	—

NaHS volumes (Dry short tons “DST”)	104,322	106,857
NaOH (caustic soda) volumes (DST sold)	40,108	41,855
(1)     Total daily volumes for the years ended December 31, 2024 and 2023 include 19,298 and 32,458 Bbls/day, respectively, of intermediate refined products and 36,046 and 33,019 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines.
Segment Margin for our onshore transportation and facilities segment decreased $1.8 million, or 3%, in 2024 as compared to 2023. The decrease is primarily due to lower NaHS sales volumes and pricing and an overall decrease in volumes on our onshore crude oil pipeline systems. In our sulfur services business, we faced challenges on the production side at our largest host refinery as well as continued pressures on demand in South America, including competitive pressures from Chinese flake, which had a negative impact on pricing during 2024. This decrease in Segment Margin was partially offset by an increase in the rail unload volumes at our Scenic Station facility.

Other Costs and Interest
General and administrative expenses

	Year Ended December 31,
	2024	2023
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$52,700	$48,291
Segment	2,712	2,751
Long-term incentive based compensation plan expense	2,857	13,405
Third-party costs related to business development activities and growth projects	60	105
Total general and administrative expenses	$58,329	$64,552
Total general and administrative expenses decreased $6.2 million, or 10%, between 2024 and 2023. The decrease is primarily due to the assumptions used to value the outstanding awards under our long-term incentive compensation plan during 2024 as compared to 2023. This decrease was partially offset by higher corporate general and administrative expenses as a result of us conforming our short-term cash incentive programs to industry standards during 2024.
Depreciation and amortization expense

	Year Ended December 31,
	2024	2023
	(in thousands)
Depreciation expense	$196,245	$189,008
Amortization expense	10,441	10,108
Total depreciation and amortization expense	$206,686	$199,116
Total depreciation and amortization expense increased $7.6 million, or 4%, between 2024 and 2023. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service. This increase was partially offset by an acceleration of depreciation on our asset retirement obligation assets as a result of updates to the estimated timing and costs associated with certain of our non-core offshore gas assets in 2023.
Impairment expense
In the fourth quarter of 2024, we terminated an on-going project related to the integration of certain of our corporate enterprise resource planning systems and we impaired the costs incurred to date. As a result, we recognized an impairment charge of $43.0 million. We did not record any impairment expense for the year ended December 31, 2023.
Interest expense, net

	Year Ended December 31,
	2024	2023
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees), net	$28,150	$22,528
Interest expense, senior unsecured notes	269,841	231,006
Amortization of debt issuance costs, premium and discount	11,067	8,775
Capitalized interest	(47,183)	(43,244)
Interest expense, net	$261,875	$219,065

Interest expense, net increased $42.8 million, or 20%, between 2024 and 2023 primarily due to an increase in interest associated with our senior unsecured notes and senior secured credit facility. The increase in interest expense associated with our senior unsecured notes was primarily related to: (i) the issuance of our 8.250% senior unsecured notes due January 15, 2029, issued on December 7, 2023 in aggregate principal amount of $600.0 million (the “2029 Notes”), which have a higher principal and interest rate as compared to our 6.500% senior unsecured notes due October 1, 2025 (the “2025 Notes”) that were partially tendered in December 2023 and ultimately redeemed in January 2024; and (ii) the issuance of $700.0 million in aggregate principal amount of 7.875% senior unsecured notes due May 15, 2032 (the “2032 Notes”) in May 2024, which have a higher principal and interest rate as compared to our 2026 Notes that were redeemed in June 2024. The increase in interest expense associated with our senior secured credit facility is primarily due to higher average outstanding indebtedness during 2024 and an increase in the SOFR rate, which is one of the main components of our interest rate, compared to 2023.
This increase was partially offset by higher capitalized interest during 2024 as a result of our increased capital expenditures associated with our offshore growth capital construction projects during the year.
Other Consolidated Results
Net Loss from Continuing Operations for the year ended December 31, 2024 included a net loss of $15.4 million associated with the following: (i) a net loss of $14.0 million associated with the tender fee and write-off of the related unamortized debt issuance costs and premium on the initial $575.0 million of our 2027 Notes that were tendered and redeemed in the year; and (ii) a loss of $1.4 million from the write-off of the unamortized issuance costs associated with the redemption of our 6.250% senior unsecured notes due May 15, 2026 (the “2026 Notes”). These amounts are included within “Other expense” on the Consolidated Statement of Operations.
Net Income Continuing Operations for the year ended December 31, 2023 included a loss of $4.6 million associated with the tender and write-off of the unamortized issuance costs associated with the 2024 Notes and 2025 Notes, which is included within “Other expense” on the Consolidated Statement of Operations.
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

		Year Ended December 31,
		2025	2024
I.	Applicable to all Non-GAAP Measures	(in thousands)
	Differences in timing of cash receipts for certain contractual arrangements(1)	$(19,897)	$(601)
	Certain non-cash items:
	Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	(117)	80
	Loss on debt extinguishment(2)	9,779	15,367
	Adjustment regarding equity investees(3)	21,909	23,461
	Other	(15,576)	(9,169)
	Sub-total Select Items, net	(3,902)	29,138
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs	26,957	60
	Other	782	(5,911)
	Total Select Items, net(4)	$23,837	$23,287

(1)Represents the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts. For purposes of our non-GAAP measures, we add those amounts in the period of payment and deduct them in the period in which GAAP recognizes them.
(2)2025 includes a loss of $8.9 million associated with the redemption premium and the write-off of the related unamortized debt issuance costs and premium on the remaining $406.2 million of 2027 Notes that were redeemed in 2025 and a net loss of $0.8 million associated with the write-off of unamortized credit facility issuance costs as a result of the Second Amendment to the credit agreement. 2024 includes a net loss of $14.0 million associated with the tender fee and write-off of the related unamortized debt issuance costs and premium on the initial $575.0 million of our 2027 Notes that were tendered and redeemed in 2024 and a loss of $1.4 million from the write-off of the unamortized issuance costs associated with our 2026 Notes that were redeemed during the year.
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
Available Cash before Reserves for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$(440,403)	$(63,947)
Income tax expense	806	1,770
Depreciation, amortization and accretion	243,383	217,776
Impairment expense	—	43,003
Plus (minus) Select Items, net	23,837	23,287
Maintenance capital utilized(1)	(61,500)	(73,750)
Cash tax expense	(233)	(1,278)
Distributions to preferred unitholders	(64,546)	(87,576)
Loss on disposal of discontinued operations	432,193	—
Other non-cash items from discontinued operations(2)	15,584	100,116
Available Cash before Reserves	$149,121	$159,401
(1)Maintenance capital expenditures in 2025 and 2024 were $71.5 million and $94.6 million, respectively, which excludes maintenance capital expenditures of $4.6 million and $78.3 million in 2025 and 2024, respectively, associated with the Alkali Business that was sold on February 28, 2025. Our maintenance capital expenditures are principally associated with our marine transportation businesses.
(2)Includes non-cash items such as depreciation, depletion and amortization and unrealized gains or losses on derivative transactions, amongst other items.
Liquidity and Capital Resources
General
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

On December 11, 2024 we entered into the First Amendment to the Seventh Amended and Restated Credit Agreement, which resulted in several changes to the credit agreement terms including; (i) an increase of the maximum consolidated leverage ratio covenant from 5.50 to 1.00 to 5.75 to 1.00 for the fiscal quarters ending December 31, 2024 through September 30, 2025, returning to 5.50 to 1.00 thereafter; and (ii) changes to the minimum consolidated interest coverage ratio covenant from 2.40 to 1.00 to (A) 2.00 to 1.00 for the fiscal quarters ending December 31, 2024 through December 31, 2025, (B) 2.25 to 1.00 for the fiscal quarters ending March 31, 2026 through December 31, 2026, and (C) 2.50 to 1.00 at any time thereafter.
On December 19, 2024, we issued $600 million in aggregate principal amount of 8.000% senior unsecured notes due May 15, 2033 (the “2033 Notes”). Interest payments are due May 15 and November 15 of each year. The issuance of our 2033 Notes generated net proceeds of approximately $589.3 million, net of issuance costs incurred. We used the net proceeds to purchase $575 million in principal of our 2027 Notes (leaving $406.2 million of principal outstanding as of December 31, 2024 on the 2027 Notes) and pay the accrued interest, tender premium and fees on the notes that were validly tendered.
On February 28, 2025 we completed the sale of the Alkali Business to an indirect affiliate of WE Soda Ltd for a gross purchase price of $1.425 billion. We received cash of approximately $1.0 billion, which reflects the net proceeds after the assumption of our then outstanding Alkali senior secured notes by an indirect affiliate of WE Soda Ltd, amongst other purchase price adjustments. We used a portion of the cash proceeds to pay down the outstanding balance on our senior secured credit facility as of February 28, 2025, repurchase certain of our outstanding Class A Convertible Preferred Units (discussed further below), redeem a portion of our outstanding senior unsecured notes (discussed further below), and for general partnership purposes.
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
On March 6, 2025, we entered into purchase agreements with certain Class A Convertible Preferred unitholders whereby we purchased a total of 7,416,196 Class A Convertible Preferred Units at an average purchase price of $35.40 per unit. In addition, on February 3, 2026, we entered into a purchase agreement with one of our Class A Convertible Preferred unitholders whereby we purchased 741,620 Class A Convertible Preferred Units at a purchase price of $33.71 per unit. The purchase of these Class A Convertible Preferred Units, which carried an annual coupon rate of 11.24%, has allowed us to lower our overall cost of capital.
On April 3, 2025, using a portion of the cash proceeds from the sale of the Alkali Business, we redeemed the remaining $406.2 million of principal outstanding on the 2027 Notes, and paid the related accrued interest and redemption premium on those notes that were redeemed.
The successful completion of the above events, and in particular the sale of the Alkali Business, has kick-started the process of simplifying our capital structure, lowered our overall cost of capital and has resulted in no scheduled maturities of our senior unsecured notes or our senior secured credit facility until 2028. In addition, we have $788.6 million of borrowing capacity available under our senior secured credit facility, subject to compliance with covenants in the credit agreement.
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
In addition, in an effort to return capital to our investors, we announced a common equity repurchase program (the “Repurchase Program”) on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10%

of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be canceled. The Repurchase Program will be reviewed again no later than December 31, 2026 and may be suspended or discontinued at any time prior thereto. During 2024 and 2025, we did not repurchase any Class A Common Units, and to date, we have purchased 114,900 Class A Common Units under the Repurchase Program.
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
At December 31, 2025, we had $6.4 million borrowed under our senior secured credit facility, with $28.1 million designated as a loan under the inventory sublimit. Our senior secured credit facility does not include a “borrowing base” limitation except with respect to our inventory loans. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of our senior secured credit facility. The total amount available for borrowings under our senior secured credit facility at December 31, 2025 was $788.6 million, subject to compliance with covenants in the credit agreement.
At December 31, 2025, our long-term debt totaled approximately $3.1 billion, consisting of $6.4 million outstanding under our senior secured credit facility (including $28.1 million borrowed under the inventory sublimit tranche) and $3,079.4 million of senior unsecured notes. Our senior unsecured notes balance is comprised of $679.4 million of our 2028 Notes, $600.0 million of our 2029 Notes, $500.0 million of our 8.875% senior unsecured notes due April 15, 2030, issued on January 25, 2023 (the “2030 Notes”), $700.0 million of our 2032 Notes and $600.0 million of our 2033 Notes.
Future payment obligations related to our senior secured credit facility and senior unsecured notes as of December 31, 2025, including both principal and estimated interest payments, are summarized in the table below:

	Interest Rate	Maturity Date	Principal	Estimated Annual Interest Payable
			(in thousands)
Senior secured credit facility(1)	Varies	September 1, 2028	$6,400	$592
2028 Notes(2)	7.750%	February 1, 2028	679,360	52,650
2029 Notes(2)	8.250%	January 15, 2029	600,000	49,500
2030 Notes(2)	8.875%	April 15, 2030	500,000	44,375
2032 Notes(2)	7.875%	May 15, 2032	700,000	55,125
2033 Notes(2)	8.000%	May 15, 2033	600,000	48,000
Total estimated payments			$3,085,760	$250,242
(1)Amounts shown above for estimated interest payments represent the amounts that would be paid on an annual basis if the debt outstanding at December 31, 2025 remained outstanding and interest rates remained constant for the annual period.
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

	2028 Notes	2029 Notes	2030 Notes	2032 Notes	2033 Notes
Redemption right beginning on	February 1, 2023	January 15, 2026	April 15, 2026	May 15, 2027	May 15, 2028
Redemption of up to 35% of the principal amount of notes with the proceeds of an equity offering permitted prior to	N/A	N/A	April 15, 2026	May 15, 2027	May 15, 2028
For additional information on our long-term debt and covenants see Note 11 to our Consolidated Financial Statements in Item 8.
Class A Convertible Preferred Units
On September 1, 2017, we sold $750 million of Class A Convertible Preferred Units in a private placement, comprised of 22,249,494 units for a cash purchase price per unit of $33.71 (subject to certain adjustments, the “Issue Price”) to two initial purchasers. Our general partner executed an amendment to our partnership agreement in connection therewith, which, among other things, authorized and established the rights and preferences of our Class A Convertible Preferred Units. Our Class A Convertible Preferred Units are senior to all of our currently outstanding classes or series of limited partner interests with respect to distribution and/or liquidation rights. Holders of our Class A Convertible Preferred Units vote on an as-converted basis with holders of our common units and have certain class voting rights, including with respect to any amendment to the partnership agreement that would adversely affect the rights, preferences or privileges, or otherwise modify the terms, of those Class A Convertible Preferred Units. The Class A Convertible Preferred Units have an effective distribution rate of 11.24%, yielding a quarterly distribution of $0.9473. As of December 31, 2025, there were 15,695,722 Class A Convertible Preferred Units outstanding.
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
The storage of our inventory of crude oil can have a material impact on our cash flows from operating activities. In the month we pay for the stored crude oil, we borrow under our senior secured credit facility (or use cash on hand) to pay for the crude oil, utilizing a portion of our operating cash flows. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored crude oil. Additionally, for our derivatives, we may be required to deposit margin funds with the respective exchange when commodity prices increase as the value of the derivatives utilized to hedge the price risk in our inventory fluctuates. These deposits also impact our operating cash flows as we borrow under our senior secured credit facility or use cash on hand to fund the deposits.
Through the date of February 28, 2025, in the Alkali Business, we extracted trona from our mining facilities, processed it into soda ash and other alkali products, and delivered and sold it to our customers domestically and internationally. The cash requirements for these activities were impacted by the differences in timing between the extraction and ultimate delivery of the product to a customer (as well as any time differences when we stored the alkali products).
The storage of our inventory of crude oil can have a material impact on our cash flows from operating activities. In the month we pay for the stored crude oil, we borrow under our senior secured credit facility (or use cash on hand) to pay for the crude oil, utilizing a portion of our operating cash flows. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored crude oil. Additionally, for our exchange-traded derivatives, we may be required to deposit margin funds with the respective exchange when commodity prices increase as the value of the derivatives utilized to hedge the price risk in our inventory fluctuates. These deposits also impact our operating cash flows as we borrow under our senior secured credit facility or use cash on hand to fund the deposits.
Net cash flows provided by our operating activities were $252.8 million and $391.9 million for 2025 and 2024, respectively. The decrease in operating cash flow for 2025 compared to 2024 was primarily to attributable to negative changes in our working capital requirements during 2025 compared to 2024. In addition, cash flows provided by operating activities for 2025 only included two months of activity from the Alkali Business, as it was sold on February 28, 2025, whereas 2024 included a full year of activity from the Alkali Business.
See Note 16 in our Consolidated Financial Statements in Item 8 for information regarding changes in components of operating assets and liabilities during the years ended December 31, 2025, 2024 and 2023.
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

	Years Ended December 31,
	2025	2024	2023
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$13,762	$7,708	$5,748
Marine transportation assets	50,806	76,628	33,643
Onshore transportation and services assets	5,763	7,667	7,245
Information technology systems	1,158	2,555	2,168
Total maintenance capital expenditures	$71,489	$94,558	$48,804
Growth capital expenditures:
Offshore pipeline transportation assets(1)	$71,246	$247,647	$400,325
Marine transportation assets	1,577	15,124	9,038
Onshore transportation and services assets	521	9,324	12,765
Information technology systems	—	9,489	10,006
Total growth capital expenditures	73,344	281,584	432,134
Total capital expenditures for fixed and intangible assets	144,833	376,142	480,938
Capital expenditures related to equity investees	892	285	4,489
Total capital expenditures(2)	$145,725	$376,427	$485,427
(1)Growth capital expenditures in our offshore pipeline transportation segment for 2025, 2024 and 2023 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder (see further discussion below in “Growth Capital Expenditures”).
(2)Excluded from the table above were total capital expenditures of $6.4 million, $94.6 million and $218.1 million for 2025, 2024 and 2023, respectively, associated with the Alkali Business that was sold on February 28, 2025.
Expenditures for capital assets to grow the partnership distribution will depend on our access to debt and equity capital. We will look for opportunities to acquire assets from other parties that meet our criteria for stable cash flows. We continue to pursue a long term growth strategy that may require significant capital.
Growth Capital Expenditures
As noted above in “Recent Developments and Initiatives”, we recently completed our two offshore growth capital projects, which included the CHOPS expansion and the SYNC Pipeline projects. With the completion of these significant growth capital projects in 2025, and no significant future growth capital projects on the horizon, we do not expect significant growth capital expenditures in 2026.
While we are committed to maintaining sufficient financial flexibility and liquidity, we will continue to evaluate any accretive incremental growth opportunities should they opportunistically emerge.
Maintenance Capital Expenditures
Maintenance capital expenditures incurred during 2025, 2024 and 2023 from our continuing operations primarily related to expenditures in our marine transportation segment to replace and upgrade certain equipment associated with our barge and fleet vessels during our dry-docks. Additionally, our offshore transportation segment assets incur maintenance capital expenditures to replace, maintain and upgrade equipment at certain of our offshore platforms and pipelines that we operate. We expect future expenditures to be within a reasonable range of 2025’s expenditures dependent upon the timing of when we incur certain costs, especially the timing of our dry-docks in our marine transportation segment, and the increase in certain costs we incur. See previous discussion under “Available Cash before Reserves” for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.

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
On February 13, 2026, we paid a distribution of $0.18 per common unit related to the fourth quarter of 2025. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per unit (or $3.7892 on an annualized basis). These distributions were paid on February 13, 2026 to unitholders holders of record at the close of business January 30, 2026.
Our historical distributions to common unitholders and Class A Convertible Preferred unitholders are shown in the table below (in thousands, except per unit amounts).

Distribution For	Date Paid	Per Common Unit Amount	Total Amount	Per Preferred Unit Amount	Total Amount
2023
1st Quarter	May 15, 2023	$0.1500	$18,387	$0.9473	$24,002
2nd Quarter	August 14, 2023	$0.1500	$18,387	$0.9473	$23,314
3rd Quarter	November 14, 2023	$0.1500	$18,370	$0.9473	$22,612
4th Quarter	February 14, 2024	$0.1500	$18,370	$0.9473	$21,894
2024
1st Quarter	May 15, 2024	$0.1500	$18,370	$0.9473	$21,894
2nd Quarter	August 14, 2024	$0.1500	$18,370	$0.9473	$21,894
3rd Quarter	November 14, 2024	$0.1650	$20,207	$0.9473	$21,894
4th Quarter	February 14, 2025	$0.1650	$20,207	$0.9473	$21,894
2025
1st Quarter	May 15, 2025	$0.1650	$20,207	$0.9473	$19,942
2nd Quarter	August 14, 2025	$0.1650	$20,207	$0.9473	$14,868
3rd Quarter	November 14, 2025	$0.1650	$20,207	$0.9473	$14,868
4th Quarter(1)	February 13, 2026	$0.1800	$22,044	$0.9473	$14,868

(1)This distribution was paid on February 13, 2026 to unitholders of record as of January 30, 2026.
Contractual Obligations and Commitments
In addition to the principal and interest payment commitments associated with our long-term debt discussed above, we have other contractual obligations and commitments as of December 31, 2025, which are summarized below.
•We have estimated operating lease payment obligations, as of December 31, 2025, totaling $154.1 million, of which $10.7 million is expected to be paid in 2026 (see Note 5 to our Consolidated Financial Statements in Item 8 for details on our lease obligations).
•We have current estimated asset retirement obligations of approximately $24.3 million. These requirements are expected to be funded primarily with free cash flow generated from our operations and availability under our senior secured credit facility.

Guarantor Summarized Financial Information
As of December 31, 2025, our $3.1 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), except for certain immaterial subsidiaries. The immaterial non-Guarantor Subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business. See Note 11 to our Consolidated Financial Statements in Item 8 for additional information regarding our consolidated debt obligations.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
December 31, 2025
(in thousands)
ASSETS:
Current assets	$654,078
Fixed assets, net	2,157,150
Non-current assets(1)	698,208

LIABILITIES AND CAPITAL:(2)
Current liabilities	691,281
Non-current liabilities	$3,425,818
Class A Convertible Preferred Units	552,523

Statements of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Year Ended December 31, 2025
(in thousands)
Revenues(3)	$1,381,208
Operating costs	1,254,208
Operating income	127,000
Loss from continuing operations	(100,685)
Net loss(2)	(520,225)
Net loss attributable to Genesis Energy, L.P.	(520,224)
(1)Excluded from non-current assets in the table above are net intercompany receivables of $9.8 million that are owed to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of December 31, 2025.

(2)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
(3)Excluded from revenues in the table above are $3.0 million of sales from Guarantor Subsidiaries to non-Guarantor Subsidiaries for the year ended December 31, 2025.
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
Depreciation and Amortization of Long-Lived Assets and Intangibles
In order to calculate depreciation and amortization we must estimate the useful lives of our fixed and intangible assets at the time the assets are placed in service. We compute depreciation and amortization on a straight-line basis using the best estimated useful life at the time the asset is placed into service. The actual period over which we will use the asset may differ from the assumptions we have made about the estimated useful life. Any subsequent events that result in a change in these estimates can impact future depreciation and amortization calculations, and these changes are adjusted as we become aware of such circumstances. At a minimum, we will assess the useful lives and residual values of all long-lived assets on an annual basis to determine if adjustments are required.
Recoverability of Equity Method Investments
We account for non-marketable investments using the equity method of accounting if the investment gives us the ability to exercise significant influence over, but not control of, an investee. Under the equity method of accounting, investments are stated at initial cost and are adjusted for subsequent additional investments and our proportionate share of earnings or losses and distributions.
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
During 2024, we terminated an on-going project related to the integration of certain of our corporate enterprise resource planning systems and we impaired the costs incurred to date. As a result, we recognized an impairment charge of $43.0 million associated with intangible construction in progress costs for the year ended December 31, 2024. For the years ended December 31, 2025 and 2023, we did not recognize an impairment expense associated with our long-lived assets.

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
We performed a quantitative assessment as of October 1, 2025 for our sulfur services reporting unit, which is the only reporting unit as of our assessment date that has goodwill. As a result of the quantitative assessment, no impairment was recorded during 2025 as the fair value of our sulfur services reporting unit exceeded the carrying value.
The fair value of our sulfur services reporting unit was determined using the income approach and was predicated on our assumptions regarding the future economic prospects of the reporting unit. Such assumptions include (i) discrete financial forecasts for the assets contained within the reporting unit, which rely on management’s estimates of operating margins, (ii) an exit multiple for cash flows beyond the discrete forecast period, and (iii) an appropriate discount rate. These key assumptions have a degree of uncertainty associated with each of them and changes in them could have a significant impact on fair value. If future results are not consistent with our estimates, we could be exposed to future impairment losses that could be material to our results of operations. Additionally, when performing sensitivity analyses to the significant assumptions, a 10% change in these assumptions does not impact our overall conclusion surrounding the valuation of our goodwill.
We also monitor the markets for our products and services, in addition to the overall market, to determine if a triggering event occurs that would indicate that the fair value of a reporting unit is less than its carrying value. One of our other monitoring procedures we performed is the comparison of our market capitalization to our book equity, which did not result in an indicator of impairment.
We performed a quantitative assessment as of October 1, 2024 for our sulfur services reporting unit, and no impairment was recognized during 2024 as the fair value of our sulfur services reporting unit exceeded the carrying value.
We performed a qualitative assessment as of October 1, 2023 for our sulfur services reporting unit. We did not identify any relevant events or circumstances indicating that it is more likely than not that the fair value of the reporting unit is less than the respective carrying value. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized for the year ended December 31, 2023.
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
At December 31, 2025, we were not aware of any contingencies or environmental liabilities that would have a material effect on our financial position, results of operations or cash flows.
Additionally, certain of our assets have contractual and regulatory obligations to perform dismantlement and removal activities, and in some instances remediation, when the assets are abandoned. Our asset retirement obligations are recorded as a liability at fair value and have significant assumptions and inputs, including the estimated costs and timing of the associated abandonment activities as well as the discount and inflation rates utilized to calculate the present value of the future estimated costs, that could materially impact our financial results. During 2025, we recognized changes in estimates (primarily due to updated estimated costs and the timing of when we expect to spend these costs) associated with certain of our non-core offshore assets of approximately $3 million, and incurred new liabilities of approximately $1 million associated with certain newly constructed offshore assets. We could have impacts to our future earnings based on the actual costs we incur relative to our estimated costs.
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
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to various market risks, including commodity price risk and interest rate risk. We use various derivative instruments primarily to manage commodity price risk. Our risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our derivative positions, as well as our physical volumes, grades, locations, and delivery schedules. We do not acquire and hold futures contracts or other derivatives for the purpose of speculating on price changes. The following discussion addresses each risk:
•Crude Oil— We utilize crude oil derivatives to hedge commodity price risk, inherent in our onshore transportation and services segment. Our objectives for these derivatives include hedging fixed price purchase and sales, crude inventories, and basis differentials. We manage these exposures with various instruments including futures, options and swap contracts. Our risk management policies are designed to monitor our physical volumes, grades and delivery schedules to ensure our hedging activities address the market risks inherent in our gathering and marketing activities. As of December 31, 2025 we had entered into derivative instruments that will settle between February 2026 and December 2026.
The accounting treatment for our derivatives is discussed further in Note 19 to our Consolidated Financial Statements in Item 8.

The table below presents information about our open derivative contracts at December 31, 2025. Notional amounts in barrels (“Bbl”) and the weighted average contract price, total contract amount and total fair value amount in U.S. dollars of our open positions are presented below. Fair values were determined by using the notional amount in barrels multiplied by the December 31, 2025 quoted market prices. The table does not include offsetting physical exposures hedged by our derivative contracts.

	Unit of Measure for Volume	Contract Volumes (in 000’s)	Unit of Measure for Price	Weighted Average Market Price	Contract Value (in 000’s)	Mark-to Market Change (in 000’s)	Settlement Value (in 000’s)
Futures and Swap Contracts
Sell (Short) Contracts:
Crude Oil	Bbl	178	Bbl	$58.06	$10,334	$(137)	$10,197
Crude Oil Spread Swap	Bbl	50	Bbl	$0.49	$25	$(51)	$(26)

Option Contracts
Written Contracts:
Crude Oil	Bbl	40	Bbl	$0.05	$22	$(8)	$14
We manage our risks of volatility in NaOH prices by indexing prices for the sale of NaHS to the market price for NaOH in most of our contracts.
Interest Rate Risk
We are also exposed to market risks due to the floating interest rates on our senior secured credit facility.
Obligations under our senior secured credit facility bear interest at the Term SOFR rate or alternate base rate (which approximates the prime rate), at our option, plus the applicable margin. We have not historically hedged our interest rates. On December 31, 2025, we had $6.4 million of debt outstanding under our senior secured credit facility. A 10% change in the Term SOFR rate would have resulted in an immaterial impact to Net Income from Continuing Operations for the year ended December 31, 2025.
Item 8. Financial Statements and Supplementary Data
The information required hereunder is included in this report as set forth in the “Index to Consolidated Financial Statements.”
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer to allow timely decisions regarding required disclosures. Our chief executive officer and chief financial officer, with the participation of our management, have evaluated our disclosure controls and procedures as of December 31, 2025 and have concluded that such disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including our chief executive officer and chief financial officer to allow for timely decisions regarding required disclosures in this Annual Report on Form 10-K.
Changes in Internal Controls over Financial Reporting
There were no changes during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Management assessed the effectiveness of the partnership’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment as of December 31, 2025, management has concluded the partnership’s internal control over financial reporting is effective based on those criteria.
PricewaterhouseCoopers LLP, the partnership’s independent registered public accounting firm, has issued an attestation report on the effectiveness of the partnership’s internal control over financial reporting as of December 31, 2025, as stated in their report which appears in Item 8. “Financial Statements and Supplementary Data.”

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
Collectively, members of the Davison family own 8.8% of our Class A Common Units and 76.9% of our Class B Common Units, for a combined ownership percentage of 8.9% of total Common Units. Pursuant to its unitholder rights agreement, the Davison family is entitled to elect up to three of our directors based on its members’ collective ownership percentage of our outstanding common units: (i) with 15% or more ownership, they have the right to appoint three directors, (ii) with less than 15% ownership but more than 10%, they have the right to appoint two directors, and (iii) with less than 10% ownership, they have the right to appoint one director. That unitholder rights agreement also provides that, so long as the Davison family has the right to elect three directors thereunder, our board of directors cannot have more than 11 directors without the Davison family’s consent. In addition to their rights under that unitholder rights agreement, if the members of the Davison family act as a group, they have the ability to elect at least a majority of our directors because they own a majority of our Class B units.
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
On September 1, 2017, we sold $750 million of Class A Convertible Preferred Units in a private placement, comprised of 22,249,494 units for a cash purchase price per unit of $33.71 (subject to certain adjustments, the “Issue Price”) to two initial purchasers. In connection with the private placement, we granted each initial purchaser (including its applicable affiliate transferees) certain rights, including (i) the right to appoint an observer, who shall have the right to attend our board meetings for so long as an initial purchaser (including its affiliates) owns at least $200 million of our Class A Convertible Preferred Units and (ii) the right to appoint two directors to our general partner’s board of directors if (and so long as) we fail to pay in full any three quarterly distribution amounts, whether or not consecutive. As of December 31, 2025, we had 15,695,722 Class A Convertible Units outstanding.
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

Audit Committee
The audit committee of our board of directors generally oversees our accounting policies and financial reporting and the audit of our financial statements. The audit committee assists our board of directors in its oversight of the quality and integrity of our financial statements and our compliance with legal and regulatory requirements. Our independent registered public accounting firm is given unrestricted access to the audit committee. Our board of directors has determined that the members of the audit committee meet the independence and experience standards established by NYSE and the Securities Exchange Act of 1934, as amended. In accordance with the NYSE rules and the Securities Exchange Act of 1934, as amended, our board of directors has named three of its members to serve on the audit committee—Jack T. Taylor, Conrad P. Albert and Sharilyn S. Gasaway. Mr. Taylor is the chairman of the audit committee. Our board of directors believes that Mr. Taylor and Ms. Gasaway qualify as audit committee financial experts as such term is used in the rules and regulations of the SEC. The charter of the audit committee is available on our website (www.genesisenergy.com) free of charge. Each member of the audit committee is an independent director under NYSE rules.
Governance, Compensation and Business Development Committee
The governance, compensation and business development committee (“G&C Committee”) of our board of directors generally (i) monitors compliance with corporate governance guidelines, (ii) reviews and makes recommendations regarding board and committee composition, structure, size, compensation and related matters, and (iii) oversees compensation plans and compensation decisions for our employees. All the members of our board of directors, other than our CEO, serve as members of the G&C Committee. Mr. Jastrow is the chairman. The charter of the G&C Committee is available on our website (www.genesisenergy.com) free of charge.
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
Executive Sessions of Non-Management Directors
Our board of directors holds executive sessions in which non-management directors meet without any members of management present in connection with regular board meetings. The purpose of these executive sessions is to promote open and candid discussion among the non-management directors. Mr. Jastrow, as the lead independent director, serves as the presiding director at those executive sessions. In accordance with NYSE rules, interested parties can communicate directly with non-management directors by mail in care of the General Counsel and Secretary or in care of the chairman of the audit committee at 811 Louisiana, Suite 1200, Houston, TX 77002. Such communications should specify the intended recipient or recipients. Commercial solicitations or communications will not be forwarded. We have established a toll-free, confidential telephone hotline so that interested parties may communicate with the chairperson of the audit committee or with all the non-management directors as a group. All calls to this hotline are reported to the chairperson of the audit committee who is responsible for communicating any necessary information to the other non-management directors. The number of our confidential hotline is (844) 988-1695.

Directors and Executive Officers
Set forth below is certain information concerning our directors and executive officers, effective as of February 18, 2026.

Name	Age	Position
Grant E. Sims	70	Director, Chairman of the Board, and Chief Executive Officer
Conrad P. Albert	79	Director
James E. Davison	88	Director
James E. Davison, Jr.	59	Director
Sharilyn S. Gasaway	57	Director
Kenneth M. Jastrow II	78	Director, Lead Independent Director
Jack T. Taylor	74	Director
Kristen O. Jesulaitis	56	Chief Financial Officer and Chief Legal Officer
Ryan S. Sims	42	President and Chief Commercial Officer
Garland G. Gaspard	71	Senior Vice President, Operations and Engineering
Louie V. Nicol	40	Senior Vice President and Chief Accounting Officer
Richard R. Alexander	50	Vice President and General Manager, Marine
William W. Rainsberger	41	Senior Vice President, Offshore Pipeline Transportation
Jeffrey J. Rasmussen	59	Vice President and General Manager, Sulfur Services
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
Sharilyn S. Gasaway has served as a director of our general partner since March 2010. Ms. Gasaway is a private investor and was Executive Vice President and Chief Financial Officer of Alltel Corporation, a wireless communications company, from 2006 to 2009, and served as Controller of Alltel Corporation from 2002 through 2006. In her role as CFO, Ms. Gasaway was responsible for the company’s finance, financial reporting, and risk management roles, and gained extensive experience in corporate performance and strategic planning. She brings this vast knowledge to the partnership. Ms. Gasaway is a director of one other public company, JB Hunt Transport Services, Inc. Ms. Gasaway provides our board of directors valuable business experience, risk management and financial expertise, including an understanding of the accounting, compliance and financial matters that we address on a regular basis.
Kenneth M. Jastrow II has served as a director of our general partner since March 2010 and serves as our lead independent director and the chairman of the G&C Committee. Mr. Jastrow served as Chairman and Chief Executive Officer of

Temple-Inland, Inc., a manufacturing company and the former parent of Forestar Group, from 2000 to 2007. Prior to that, Mr. Jastrow served in various roles at Temple-Inland, including President and Chief Operating Officer, Group Vice President and Chief Financial Officer. Mr. Jastrow served as a director of MGIC Investment Corporation and a director and Director Emeritus of KB Home.  Mr. Jastrow formerly served as Non-Executive Chairman of Forestar Group, Inc.  Mr. Jastrow’s executive experience and service as director of other companies enable him to make valuable contributions to our board of directors and particularly well suited to be the lead independent director.
    Jack T. Taylor has served as a director of our general partner since July 2013 and serves as the chairman of the audit committee. Mr. Taylor is currently a director of Sempra Energy and Murphy USA Inc. Additionally, Mr. Taylor currently serves on the audit committee of Sempra Energy and Murphy USA Inc. Mr. Taylor was a partner of KPMG LLP for 29 years, where from 2005 to 2010 he served as KPMG’s Chief Operating Officer-Americas and Executive Vice Chair of U.S. Operations and from 2001 to 2005 he served as the Vice Chairman of U.S. Audit and Risk Advisory Services. Mr. Taylor’s extensive experience with financial and public accounting issues, his various leadership roles at KPMG LLP and his extensive knowledge of the energy industry make him a valuable resource to our board of directors.
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
Garland G. Gaspard has served as Senior Vice President of our general partner since January 2017 and is responsible for the operational aspects of our onshore and offshore pipelines, offshore facilities and assets, rail facilities, terminals, engineering, trucking, and health, safety, security and environmental compliance. Mr. Gaspard joined Genesis in 2015 as a result of our acquisition of the offshore Gulf of America assets from Enterprise Products Partners L.P. and has had responsibility for the operational aspects of our offshore assets since that time. Prior to this acquisition, Mr. Gaspard served in various capacities within Enterprise Products’ operations including underground gas storage, natural gas liquids, natural gas pipelines and offshore operations.
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
Jeffrey J. Rasmussen has served as Vice President of our general partner since April 2023 and is responsible for the commercial aspects of our sulfur services business. Mr. Rasmussen joined Genesis in 2017 as a result of our acquisition of the Alkali Business. Prior to joining Genesis, he spent 15 years with FMC Corporation.
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

Item 11. Executive Compensation
The Compensation Discussion and Analysis below discusses our compensation process and our objectives and philosophy with respect to our Named Executive Officers (“NEOs”) for the fiscal year ended December 31, 2025.
Compensation Discussion and Analysis
Named Executive Officers
Our NEOs for 2025 were:
•Grant E. Sims, Chairman and Chief Executive Officer;
•Ryan S. Sims, President and Chief Commercial Officer;
•Kristen O. Jesulaitis, Chief Financial Officer and Chief Legal Officer;
•Garland G. Gaspard, Senior Vice President, Operations and Engineering;
•Richard R. Alexander, Vice President and General Manager, Marine; and
•Edward T. Flynn, former Executive Vice President.
Edward T. Flynn retired from his position as Executive Vice President effective as of June 30, 2025.
Board and Governance, Compensation and Business Development Committee
Our board of directors is responsible for, and effectively determines, compensation programs applicable to our NEOs and to the board itself. Our board of directors has delegated to the G&C Committee, of which a majority of the members are “independent,” according to NYSE listing standards, the authority and responsibility to regularly analyze and evaluate our compensation policies, to determine the annual compensation of our NEOs, and to make recommendations to our board of directors with respect to such matters. As described in more detail below, the G&C Committee engaged Meridian Compensation Partners, LLC (“Meridian”), as its independent compensation consultant for 2025. As the need arises, we also utilize committees comprised solely of certain of our independent directors (i.e., the audit committee or special committees) to review and make recommendations with respect to certain matters. Because the G&C Committee is comprised of all the members of our board of directors, excluding our CEO, determinations and recommendations by the G&C Committee are effectively determinations and recommendations by our board of directors, which has approval authority for all such compensation matters. For a more detailed discussion regarding the purposes and composition of board committees, please see Item 10. “Directors, Executive Officers and Corporate Governance.”
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
Role of Compensation Consultant and Peer Group Analysis
The G&C Committee’s charter authorizes it to retain independent compensation consultants from time to time to serve as a resource in support of its efforts to carry out certain duties. In 2025, the G&C Committee engaged Meridian, an independent compensation consultant, to assist the G&C Committee in assessing and structuring competitive compensation packages for the executive officers that are consistent with our compensation philosophy. The G&C Committee assessed the independence of Meridian pursuant to current exchange listing requirements and SEC guidance and concluded that no conflict of interest exists that would prevent Meridian from serving as an independent consultant to the G&C Committee.

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
For purposes of reviewing the compensation amounts related to 2025, Meridian performed a market analysis using a peer group that consisted of the following 16 companies in the energy industry: Targa Resources Corp., Plains All American Pipeline, L.P., Western Midstream Partners, LP, Sunoco LP, Equitrans Midstream Corporation, DT Midstream, Inc., Kinetik Holdings Inc., EnLink Midstream, LLC, HF Sinclair Corporation, NuStar Energy L.P., USA Compression Partners, LP, NGL Energy Partners LP, Global Partners LP, Calumet, Inc., Delek US Holdings, Inc., and U.S. Silica Holdings, Inc. Meridian utilized historical data from Equitrans Midstream Corporation, EnLink Midstream, LLC, NuStar Energy L.P., and U.S. Silica Holdings, Inc. for the market analysis as these companies were acquired by EQT Corporation, ONEOK, Inc., Sunoco LP, and, Apollo Global Management, respectively, during 2024 or early 2025. These companies were selected for the compensation peer group for any or all of the following reasons:
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
Elements of Our Compensation Program and Compensation Decisions for 2025
The primary elements of our compensation program are a combination of annual cash and long-term incentive-based compensation. For the year ended December 31, 2025, the elements of our compensation program for the NEOs consisted of an annual base salary, discretionary annual bonus awards, including retention bonus awards and awards under our long-term incentive compensation program.
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
In April 2025, the G&C Committee reviewed the assessments of market levels of compensation developed by Meridian in conjunction with a discussion of individual performance and responsibilities. As a result of this review and taking into account current market conditions and their respective levels of responsibility, the G&C Committee approved increases in the base salaries of Mr. Ryan S. Sims, Ms. Jesulaitis, Mr. Gaspard, and Mr. Alexander, effective as of April 9, 2025. Mr. Ryan S. Sims’ 2025 base salary increased to $600,000, representing an increase of 4%. Ms. Jesulaitis’ 2025 base salary increased to $575,000, representing an increase of 5%. Mr. Gaspard’s 2025 base salary increased to $450,000, representing an increase of 6%. Mr. Alexander’s 2025 base salary increased to $450,000, representing an increase of 13%. Mr. Grant E. Sims’ 2025 base salary remained at $860,000, which was consistent with his 2024 base salary.
Bonuses
Our NEOs typically participate in a retention bonus program in which a number of our key employees, managers and officers are eligible. As designed by the G&C Committee, each NEO is awarded a retention bonus amount established based on the analysis of market practices of the peer group and consideration of the level of salary and targeted long-term incentives for each NEO. These retention bonuses are discretionary and are awarded based on individual and company performance with the goal of retaining key employees. In 2025, Mr. Grant E. Sims was granted a retention bonus of $1,075,000, Mr. Ryan S. Sims was granted a retention bonus of $600,000, Ms. Jesulaitis was granted a retention bonus of $575,000, Mr. Gaspard was granted a retention bonus of $450,000, and Mr. Alexander was granted a retention bonus of $450,000, to be paid in four equal installments on or before the last day of the quarter ended on the following dates: September 30, 2025, December 31, 2025, March 31, 2026 and June 30, 2026, contingent upon continued employment at those dates.
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
During 2025, 2024 and 2023, we granted cash-based awards to certain officers and other employees under our 2018 LTIP, including our NEOs. We established target grant values for NEOs based on an analysis of market practices of our compensation peer group and consideration of the level of salary and targeted bonus for each NEO.
For 2025, the G&C Committee established the following long-term incentive cash grant target values for each of our NEOs:

Long-Term Incentive Cash Grant Value
Name	2025 (1)
Grant E. Sims	$4,800,000
Ryan S. Sims	2,400,000
Kristen O. Jesulaitis	2,100,000
Garland G. Gaspard	900,000
Richard R. Alexander	1,000,000
(1)See additional discussion of awards granted to NEOs under the 2018 LTIP during 2025 included in the “Grants of Plan-Based Awards” disclosure below.
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
In 2025, no events occurred requiring us to prepare an accounting restatement.
Compensation Risk Assessment
Our board of directors does not believe that our compensation policies and practices for our employees are reasonably likely to have a material adverse effect on us. We compensate most employees with a combination of competitive base salary and incentive compensation. Meridian advised the G&C Committee that our programs include multiple features and practices that do not encourage excessive risk taking. Our board of directors believes that the mix and design of the elements of employee compensation does not incentivize excessive or inappropriate risk taking.
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

Summary Compensation Table
The following Summary Compensation Table summarizes the total compensation paid or accrued to our NEOs in 2025, 2024 and 2023.

Name & Principal Position	Year	Salary ($)	Bonus ($)(2)	Non-equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Grant E. Sims	2025	$860,000	$4,505,000	$1,040,000	$723,809	$7,128,809
Chief Executive Officer	2024	860,000	2,112,500	6,125,760	719,488	9,817,748
(Principal Executive Officer)	2023	842,461	925,000	720,000	717,738	3,205,199
Ryan S. Sims	2025	592,596	2,465,000	246,750	39,520	3,343,866
President and Chief Commercial Officer	2024	560,192	1,062,500	806,950	38,970	2,468,612
	2023	478,389	450,000	150,000	37,320	1,115,709
Kristen O. Jesulaitis	2025	567,596	2,097,500	260,000	42,290	2,967,386
Chief Financial Officer and Chief Legal Officer	2024	535,192	1,050,000	1,106,040	40,296	2,731,528
(Principal Financial Officer)	2023	485,385	525,000	130,000	38,646	1,179,031
Garland G. Gaspard	2025	442,596	875,000	195,000	51,888	1,564,484
Senior Vice President	2024	420,192	787,500	1,020,960	54,625	2,283,277
	2023	392,692	362,500	120,000	47,754	922,946
Richard R. Alexander	2025	435,192	752,500	205,875	44,346	1,437,913
Vice President	2024	395,192	687,500	728,145	42,930	1,853,767
	2023	366,299	250,000	135,000	37,830	789,129
Edward T. Flynn(1)	2025	173,654	2,301,250	390,000	29,614	2,894,518
Former Executive Vice President	2024	525,000	1,247,500	2,430,000	40,952	4,243,452
	2023	517,692	1,385,000	300,000	45,954	2,248,646
(1)Mr. Flynn’s bonus for 2025 includes a discretionary bonus of $420,000 relating to 2024 but paid in March 2025, contingent upon his continued employment on the payment date. Mr. Flynn’s bonus for 2024 includes a discretionary bonus of $210,000 relating to 2023 but paid in March 2024, contingent upon his continued employment on the payment date. Mr. Flynn’s bonus for 2023 includes a discretionary bonus of $885,000 relating to 2022 but paid in March 2023.
(2)The amounts shown represent any retention bonuses vested and paid during each year, including a special bonus associated with the sale of the Alkali Business in 2025.
(3)The amounts shown represent the long-term incentive cash grant that vested and paid in 2025, 2024, and 2023.
(4)The following table presents the components of “All Other Compensation” for each NEO for the year ended December 31, 2025.

Name	401(k) Matching and Profit Sharing Contributions(1)	Insurance Premiums(2)	Totals
Grant E. Sims	$17,500	$706,309	$723,809
Ryan S. Sims	38,500	1,020	39,520
Kristen O. Jesulaitis	37,904	4,386	42,290
Garland G. Gaspard	42,000	9,888	51,888
Richard R. Alexander	42,000	2,346	44,346
Edward T. Flynn	26,896	2,718	29,614
The amounts in this table represent:
(1)Contributions by us to our 401(k) and profit-sharing plan on each NEO’s behalf.
(2)Term life insurance premiums paid by us on each NEO’s behalf. Mr. Grant E. Sims insurance premiums for 2025 include the premium associated with his life insurance policy that is paid by us.

Employment Agreements
Richard R. Alexander
Mr. Alexander entered into an employment agreement in July 2008 relating to his employment and providing for a base salary which is subject to discretionary upward adjustments. Currently, the annual base salary of Mr. Alexander is $450,000. That agreement provides that Mr. Alexander is eligible to participate in all other benefit programs (e.g. health, dental, disability, life and/or other insurance plans) for which executive officers are generally eligible and severance benefits as disclosed in “Potential Payments upon Termination or Change of Control” below.
Grants of Plan-Based Awards
The following table shows the cash-based awards granted to our NEOs in 2025 under our 2018 LTIP.

			Estimated Future Payouts Under
			Non-Equity Incentive Plan Awards
Name	Grant Date	Vest Date	Threshold	Target	Maximum
Grant E. Sims	4/9/2025	4/9/2028	$3,600,000	$4,800,000	$7,200,000
Ryan S. Sims	4/9/2025	4/9/2028	1,800,000	2,400,000	3,600,000
Kristen O. Jesulaitis	4/9/2025	4/9/2028	1,575,000	2,100,000	3,150,000
Garland G. Gaspard	4/9/2025	4/9/2028	675,000	900,000	1,350,000
Richard R. Alexander	4/9/2025	4/9/2028	750,000	1,000,000	1,500,000
For the awards granted to Mr. Grant E. Sims, Mr. Ryan S. Sims, Ms. Jesulaitis, Mr. Gaspard and Mr. Alexander on April 9, 2025, 50% of the amount represents the cash to be paid if the Company meets certain performance conditions (threshold, target and maximum) associated with our Available Cash before Reserves, our Consolidated Leverage Ratio (as defined in the credit agreement), and safety and sustainability metrics during 2027, and the remaining 50% of the awards are service-based that vest on April 9, 2028.
As noted above, Mr. Flynn retired from his role of Executive Vice President effective June 30, 2025. Mr. Flynn was not granted any awards under our 2018 LTIP in 2025.
There were no equity-based awards granted to our NEOs as of December 31, 2025.
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

As used in Mr. Alexander’s employment agreement, the terms “cause”, “change of control”, “good reason” and “renewal term” are generally described below:
•“Cause” means, in general, if the executive commits theft, embezzlement, forgery, any other act of dishonesty relating the executive’s employment or violates our policies or any law, rule, or regulation applicable to us, is convicted of a felony or lesser crime having as its predicate element fraud, dishonesty, or misappropriation, fails to perform his duties under the employment agreement or commits an act or intentionally fails to act, which act or failure to act amounts to gross negligence or willful misconduct.
•“Good Reason” means, in general, following a change of control which results in a substantial diminution of the executive’s duties, compensation, or benefits; executive’s removal from position as Vice President (other than for cause, death or disability, or being offered an equivalent position); or our failure to make any payment to the executive required under the terms of his employment agreement.
•“Change of control” means, in general, any sale of equity in us or our general partner or sale of substantially all of our assets; any merger, conversion or consolidation of us or our general partner; or any other event that, in each of the foregoing cases, results in any persons or entities having the ability to elect a majority of the members of our board of directors (other than one or more of our executive officers or affiliates).
•“Renewal term” means, in general, each one-year term of employment beginning on July 18 of each year, absent either the Company or the executive giving the other party at least 90 days advance written notice of its intent not to renew the employment agreement between them.
Based upon a hypothetical termination date of December 31, 2025, the termination benefits for Messrs. Grant E. Sims, Ryan S. Sims, Gaspard, Alexander and Ms. Jesulaitis for voluntary termination or termination for cause would be zero.
Based upon a hypothetical termination date of December 31, 2025, in the event of Mr. Alexander’s termination without cause (other than due to death or disability) or for good reason (as defined in his employment agreement), Mr. Alexander would have been entitled to severance payments totaling approximately $246,000, payable in monthly installments and equal to his base salary for the remainder of the renewal term ending July 17, 2026, as well as continued COBRA coverage for twelve months with an estimated value of approximately $37,000.
If termination occurs due to death or disability, Messrs. Grant E. Sims, Ryan S. Sims, Gaspard, and Alexander and Ms. Jesulaitis would vest in outstanding awards under our 2018 LTIP at 100%, including the awards granted in 2025, 2024 and 2023, would result in payments under the 2018 LTIP of the following amounts upon death or disability:

Grant E. Sims	$13,800,000
Ryan S. Sims	6,550,000
Kristen O. Jesulaitis	5,625,000
Garland G. Gaspard	2,500,000
Richard R. Alexander	2,200,000
Upon a change in control (as defined in our 2018 LTIP), the unvested service tranche of the outstanding LTIP cash awards granted in April 2025, April 2024 and April 2023 will become fully vested and the unvested performance tranche of such cash awards will vest at 200% of the performance metric. Based on a hypothetical change in control on December 31, 2025, the change of control benefits for Messrs. Grant E. Sims, Ryan S. Sims, Gaspard, and Alexander, and Ms. Jesulaitis would have been as follows:

	Grant E. Sims	Ryan S. Sims	Kristen O. Jesulaitis	Garland G. Gaspard	Richard R. Alexander
Cash payment for vested awards under 2018 LTIP granted in 2025	$7,200,000	$3,600,000	$3,150,000	$1,350,000	$1,500,000
Cash payment for vested awards under 2018 LTIP granted in 2024	7,200,000	3,440,000	3,040,000	1,200,000	900,000
Cash payment for vested awards under 2018 LTIP granted in 2023	7,200,000	3,500,000	2,750,000	1,200,000	900,000
Total	$21,600,000	$10,540,000	$8,940,000	$3,750,000	$3,300,000
Director Compensation in Fiscal Year 2025
The table below reflects compensation for our non-employee directors. Mr. Grant E. Sims does not receive any compensation attributable to his status as a director.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2) (3)	All Other Compensation ($)(4)	Total
James E. Davison	$125,000	$155,000	$7,372	$287,372
James E. Davison, Jr.	125,000	155,000	7,372	287,372
Sharilyn S. Gasaway	133,750	163,750	7,913	305,413
Kenneth M. Jastrow II	140,000	170,000	8,026	318,026
Conrad P. Albert	132,500	162,500	7,742	302,742
Jack T. Taylor	136,250	166,250	7,818	310,318
(1)Amounts include annual retainer fees.
(2)Amounts in this column represent the fair value of the awards of phantom units under our 2010 LTIP on the date of grant, as calculated in accordance with accounting guidance for equity-based compensation.
(3)Outstanding awards to directors at December 31, 2025 consist of phantom units granted under our 2010 LTIP. Messrs. James Davison and James Davison, Jr. each hold 10,735 outstanding phantom units, Ms. Gasaway holds 11,375 outstanding phantom units, Mr. Jastrow holds 11,755 outstanding phantom units, Mr. Albert holds 11,256 outstanding phantom units, and Mr. Taylor holds 11,486 outstanding phantom units.
(4)Amounts in this column represent the amounts paid for tandem DERs related to outstanding phantom units granted under our 2010 LTIP.
Beginning in July 2025 our non-employee directors are entitled to a base compensation of $290,000 per year, with $130,000 paid in cash and $160,000 paid in phantom units. The lead director, the chairpersons of the audit committee and G&C Committee, and any non-chair members of the audit committee each receive an additional amount of base compensation split equally between cash and phantom units. The cash compensation is paid in equal quarterly installments. Such additional amounts are $20,000 for the lead director, $25,000 for the chair of the audit committee, $15,000 for the chair of the G&C Committee and $15,000 for any audit committee non-chair members.
Phantom units are awarded on the first business day of each calendar quarter. During 2025, 2024 and 2023, we awarded phantom units under our 2010 LTIP only to non-employee directors, all of which were service-based awards with no performance conditions. The number of phantom units awarded is determined by dividing the closing market price of our units on the date of the award into the amount to be paid in phantom units. So long as he or she is a director on the relevant date of determination, each director will receive: a quarterly distribution equal to the number of phantom units held by such director multiplied by the quarterly distribution amount we will pay in respect of each of our outstanding common units on such distribution date. All phantom units granted to our directors will vest and pay out after their one-year anniversary at an amount equal to the number of phantom units granted multiplied by the average closing price of our common units for the 20 trading days ending on the day immediately preceding such anniversary date.
CEO Pay Ratio
Our CEO to median employee pay ratio is calculated in accordance with the SEC’s pay ratio rules, Item 402(u) of Regulation S-K, which requires the disclosure of (i) the median of the annual total compensation of all employees of the Company (except the CEO), (ii) the annual total compensation for the CEO, and (iii) the ratio of these two amounts.
We identified the median employee during the year ended December 31, 2025 by examining the 2025 total cash compensation for all individuals excluding our CEO, who were employed by us on December 31, 2025. Consistent with the pay ratio rules in Item 402(u), we excluded from our employees those individuals who provide services as independent contractors, based on application of the tests used for tax purposes as set forth in the Internal Revenue Service’s Publication 15A: “Employer’s Supplemental Tax Guide”.
We selected December 31, 2025, which is within the last three months of 2025, as the date upon which we would identify the median employee because it enabled us to make such identification in a reasonably efficient and economical manner. We did not make any assumptions, adjustments, or estimates with respect to total cash compensation, and we did not annualize the compensation for any full-time employees that were not employed by us for all of 2025. We believe the use of total cash compensation for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees. Since all of the employees included in the CEO to median employee pay ratio calculation are located in the U.S., including the Commonwealth of Puerto Rico, and paid in U.S. dollars, we did not make any cost-of-living adjustments in identifying the median employee.

As of December 31, 2025, the Company had 1,061 employees, including 1,046 full-time employees and 15 temporary employees.
We calculated the annual total compensation for the median employee using the same methodology we use for our named executive officers as set forth in the 2025 Summary Compensation Table above in this 10-K filing.  Mr. Grant E. Sims, our CEO, had 2025 annual total compensation of $7,128,809, as reflected in the Summary Compensation Table. Our median employee’s annual total compensation for 2025 was $117,500.  Based on this information, Mr. Sims’ total annual compensation was approximately sixty-one times that of our median employee in 2025, or 61:1.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
Beneficial Ownership of Partnership Units
Beneficial Ownership of Common Units
The following table sets forth certain information as of February 18, 2026, regarding the beneficial ownership of our common units by beneficial owners of 5% or more by class of unit and by directors and the executive officers of our general partner and by all directors and executive officers as a group. This information is based on data furnished by the person named.

	Class A Common Units			Class B Common Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	(1)	Percent of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Conrad P. Albert	15,000		*	—	—
James E. Davison	3,738,178	(2)	3.1%	9,453	23.6%
James E. Davison, Jr.	5,423,932	(3)	4.4%	13,648	34.1%
Sharilyn S. Gasaway	289,445		*	1,081	2.7%
Kenneth M. Jastrow II	150,000		*	—	—
Jack T. Taylor	32,865		*	—	—
Grant E. Sims	3,010,000		2.5%	7,087	17.7%
Ryan S. Sims	123,500	(4)	*	—	—
Kristen O. Jesulaitis	55,000		*	—	—
Garland G. Gaspard	24,541		*	—	—
Louie V. Nicol	2,050		*	—	—
Richard R. Alexander	20,245	(5)	*	—	—
William W. Rainsberger	3,500		*	—	—
Jeffrey J. Rasmussen	23,500		*	—	—
All directors and executive officers as a group (14 in total)	12,911,756		10.5%	31,269	78.2%

Steven K. Davison	975,617	(6)	*	7,676	19.2%
Global X Management Company LLC	7,263,186		5.9%	—
Invesco Ltd.	18,804,127		15.4%	—	—
ALPS Advisors, Inc.	24,909,448		20.3%	—	—
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
(4)100,000 of these Class A Common Units are held by a family trust of which Mr. Ryan S. Sims is the trustee.
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

Beneficial Ownership of Preferred Units
    The following table sets forth certain information as of December 31, 2025, regarding the beneficial ownership of holders of 5% or more of our Class A Convertible Preferred Units. This information is based on data furnished by the persons named.

	Class A Convertible Preferred Units
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
GSO Rodeo Holdings LP (2)	6,459,192	41.2%
KKR Rodeo Aggregator L.P.(3)	7,847,861	50.0%
Atlas Point Energy Infrastructure Fund LLC (4)	1,258,000	8.0%

(1)The percentage of beneficial ownership is calculated based on 15,695,722 Class A Convertible Preferred Units deemed outstanding as of December 31, 2025.
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
(3)Reflects Class A Convertible Preferred Units directly owned by KKR Aggregator L.P. KKR Rodeo Aggregator GP LLC, as the general partner of KKR Rodeo Aggregator L.P., KKR Global Infrastructure Investors II (Rodeo) L.P., as the sole member of KKR Rodeo Aggregator GP LLC, KKR Associates Infrastructure II AIV L.P., as the general partner of KKR Global Infrastructure Investors II (Rodeo) L.P., KKR Infrastructure II AIV GP LLC, as the general partner of KKR Associates Infrastructure II AIV L.P., KKR Financial Holdings LLC, as the Class B member of KKR Infrastructure II AIV GP LLC, KKR Fund Holdings L.P., as the Class A member of KKR Infrastructure II AIV GP LLC and the sole member of KKR Financial Holdings LLC, KKR Fund Holdings GP Limited, as a general partner of KKR Fund Holdings L.P., KKR Group Holdings Corp., as the sole shareholder of KKR Fund Holdings GP Limited and a general partner of KKR Fund Holdings L.P., KKR & Co. Inc., as the sole shareholder of KKR Group Holdings Corp., KKR Management LLC, as the Class B common stockholder of KKR & Co. Inc., and Messrs. Kravis and Roberts, as the designated members of KKR Management LLC, may be deemed to be the beneficial owners having shared voting and investment power with respect to the Class A Convertible Preferred Units described in this footnote. The principal business address of each of the entities and persons identified in this paragraph, except Mr. Roberts, is c/o Kohlberg Kravis Roberts & Co. L.P., 9 West 57th Street, Suite 4200, New York, NY 10019. The principal business address for Mr. Roberts is c/o Kohlberg Kravis Roberts & Co. L.P., 2800 Sand Hill Road, Suite 200, Menlo Park, CA 94025.
(4)Reflects Class A Convertible Preferred Units directly owned by Atlas Point Energy Infrastructure Fund, LLC.
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
Our CEO, Mr. Grant E. Sims, owns an aircraft, which is used by us for business purposes in the course of operations. We pay Mr. Grant E. Sims a fixed monthly fee and reimburse the aircraft management company for costs related to our usage of the aircraft, including fuel and the actual out-of-pocket costs. In connection with this arrangement, we made payments to Mr. Grant E. Sims totaling $0.7 million, during 2025. Based on current market rates for chartering of private aircraft under long-term, priority arrangements with industry recognized chartering companies, we believe that the terms of this arrangement are no worse than what we could have expected to obtain in an arms-length transaction.

Family members of certain of our executive officers and directors may work for us from time to time. In 2025, Grant E. Sims (our CEO and a director) had a son (who is also a brother of Ryan S. Sims) work as vice president of offshore pipeline commercial operations in our offshore pipeline transportation segment. Mr. James Davison, Sr. (a director) had one son (who is also a brother of James E. Davison, Jr., a director) that worked as a director in our onshore transportation and services department in 2025. In the aggregate, these family members received total W-2 compensation of approximately $0.8 million.
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
Item 14. Principal Accounting Fees and Services
The following table summarizes the fees for professional services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024, respectively.

	2025	2024
	(in thousands)
Audit Fees(1)	$2,106	$2,865
Tax Fees(2)	1,464	1,424
All Other Fees(3)	2	2
Total	$3,572	$4,291

(1)Includes fees for the annual audit and quarterly reviews (including internal control evaluation and reporting), SEC registration statements (2024), comfort letters (2024) and accounting and financial reporting consultations and research work regarding Generally Accepted Accounting Principles.
(2)Includes fees for tax return preparation, tax compliance services, K-1 processing services and tax consultations.
(3)Includes fees associated with non-audit related services and licenses for accounting research software.
Pre-Approval Policy
The services by PricewaterhouseCoopers LLP in 2025 and 2024 were pre-approved in accordance with the pre-approval policy and procedures adopted by the audit committee. This policy describes the permitted audit, audit-related, tax and other services, which we refer to collectively as the Disclosure Categories that the independent auditor may perform. The policy requires that each fiscal year, a description of the services, or the Service List, expected to be performed by the independent auditor in each of the Disclosure Categories in the following fiscal year be presented to the audit committee for approval.
Any requests for audit, audit-related, tax and other services not contemplated on the Service List must be submitted to the audit committee for specific pre-approval and cannot commence until such approval has been granted. Normally, pre-approval is provided at regularly scheduled meetings.
In considering the nature of the non-audit services provided by PricewaterhouseCoopers LLP in 2025 and 2024, the audit committee determined that such services are compatible with the provision of independent audit services. The audit committee discussed these services with PricewaterhouseCoopers LLP and management of our general partner to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
See “Index to Consolidated Financial Statements”.
(a)(2) Financial Statement Schedules.
None.
(a)(3) Exhibits

2.1
Membership Interest Purchase Agreement, dated February 28, 2025, by and among Genesis Energy, L.P., Genesis Alkali Holdings, LLC, Genesis Alkali Holdings Company, LLC, Ciner Enterprises Inc., and WE Soda US LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 3, 2025, File No. 001-12295).

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

	4.22
Twenty-Third Supplemental Indenture, dated as of September 16, 2025, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and the Trustee (incorporated by reference to Exhibit 4.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, File No. 001-12295).

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

	10.4
Second Amendment and Consent to Seventh Amended and Restated Credit Agreement, dated as of February 27, 2025, among Genesis Energy, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2025, File No. 001-12295).

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
	10.14
Employment Agreement by and between DG Marine Transportation, LLC and Richard Alexander dated July 18, 2008 (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10K for the year ended December 31, 2014, File No. 001-12295).

	10.15
Board Observer Agreement, dated September 1, 2017, by and among Genesis Energy, L.P., GSO Rodeo Holdings LP and Rodeo Finance Aggregator LLC (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2017, File No. 001-12295).

*	19.1		Genesis Energy Insider Trading Policy.
*	21.1		Subsidiaries of the Registrant.
*	22.1		List of Issuers and Guarantor Subsidiaries.
*	23.1		Consent of PricewaterhouseCoopers LLP.

*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
*	32.1	Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*	32.2	Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	97	Genesis Energy Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, File No. 001-12295).
*	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	101.SCH	XBRL Schema Document.
*	101.CAL	XBRL Calculation Linkbase Document.
*	101.LAB	XBRL Label Linkbase Document.
*	101.PRE	XBRL Presentation Linkbase Document.
*	101.DEF	XBRL Definition Linkbase Document.
*	104	Cover Page Interactive Data File (formatted as Inline XBRL)

*	Filed herewith
+	A management contract or compensation plan or arrangement.

Item 16. Form 10-K Summary

    Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENESIS ENERGY, L.P.
(A Delaware Limited Partnership)

		By:	GENESIS ENERGY, LLC,
as General Partner

Date:	February 18, 2026	By:	/s/ GRANT E. SIMS
Grant E. Sims
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE
(OF GENESIS ENERGY, LLC)*
/s/ GRANT E. SIMS Grant E. Sims	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	February 18, 2026
/s/ KRISTEN O. JESULAITIS Kristen O. Jesulaitis	Chief Financial Officer and Chief Legal Officer (Principal Financial Officer)	February 18, 2026
/s/ LOUIS V. NICOL Louis V. Nicol	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 18, 2026
/s/ CONRAD P. ALBERT Conrad P. Albert	Director	February 18, 2026
/s/ JAMES E. DAVISON James E. Davison	Director	February 18, 2026
/s/ JAMES E. DAVISON, JR. James E. Davison, Jr.	Director	February 18, 2026
/s/ SHARILYN S. GASAWAY Sharilyn S. Gasaway	Director	February 18, 2026
/s/ KENNETH M. JASTROW, II Kenneth M. Jastrow, II	Director	February 18, 2026
/s/ JACK T. TAYLOR Jack T. Taylor	Director	February 18, 2026

*	Genesis Energy, LLC is our general partner.

Item 8. Financial Statements and Supplementary Data
GENESIS ENERGY, L.P.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Genesis Energy, LLC and Unitholders of Genesis Energy, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Genesis Energy, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income (loss), of partners’ capital (deficit) and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Estimation of Variable Consideration – Long-Term Contracts in the Offshore Pipeline Transportation Segment
As described in Note 3 to the consolidated financial statements, the Partnership has recognized current contract liabilities of $27 million (included in accrued liabilities) and non-current contract liabilities of $78.9 million (included in other long-term liabilities), as of December 31, 2025. As disclosed by management, the Partnership’s offshore pipeline transportation segment has certain long-term contracts with
1

customers that include variable consideration that must be estimated at contract inception and re-assessed at each reporting period. Total consideration for these arrangements is recognized as revenue over the applicable contract period and is based on the Partnership’s measure of satisfaction of its corresponding performance obligation. The estimated performance obligation over the life of a contract includes significant judgments by management including volume and forecasted production information, future price indexing, the Partnership’s ability to transport volumes produced by its customers, and the contract period. The Partnership also constrains the estimates of variable consideration such that it is probable that a significant reversal of previously-recognized revenue will not occur throughout the life of the contract. Differences between the amounts billed to customers and the revenue recognized on a contract results in the recognition of a contract asset or liability.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including the control over the estimates of variable consideration. These procedures also included, among others (i) testing management’s process for developing the estimates of variable consideration; (ii) evaluating the appropriateness of the methodology used by management; (iii) testing the completeness and accuracy of underlying data used in calculating the estimate; and (iv) evaluating, on a sample basis, the reasonableness of the significant assumption used by management related to volumes and forecasted production information specific to each contract. Evaluating management’s assumption related to volumes and forecasted production information involved evaluating whether the assumption used by management was reasonable considering (i) management’s historical forecasting accuracy; (ii) evidence to support the volumes and forecasted production information; and (iii) the timely identification of circumstances which may require a modification to the previous estimate.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 18, 2026
We have served as the Partnership’s auditor since 2023.

2

GENESIS ENERGY, L.P.
CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,437	$7,352
Accounts receivable—trade, net	608,221	479,504
Inventories	55,366	37,782
Other	17,442	18,789
Current assets held for discontinued operations	—	368,307
Total current assets	687,466	911,734
FIXED ASSETS, at cost	5,374,060	5,280,860
Less: Accumulated depreciation	(1,908,737)	(1,740,974)
Net fixed assets	3,465,323	3,539,886
EQUITY INVESTEES	218,631	240,368
INTANGIBLE ASSETS, net of amortization	75,606	85,287
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	57,670	65,739
OTHER ASSETS, net of amortization	54,048	53,606
NON-CURRENT ASSETS - held for discontinued operations	—	1,839,113
TOTAL ASSETS	$4,860,703	$7,037,692
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable—trade	$490,712	$388,245
Accrued liabilities	208,980	254,202
Current liabilities held for discontinued operations	—	216,308
Total current liabilities	699,692	858,755
SENIOR SECURED CREDIT FACILITY	6,400	291,000
SENIOR UNSECURED NOTES, net of debt issuance costs, discount and premium	3,040,415	3,436,860
DEFERRED TAX LIABILITIES	17,405	16,575
OTHER LONG-TERM LIABILITIES	388,707	389,161
LONG-TERM LIABILITIES - held for discontinued operations	—	529,558
Total liabilities	4,152,619	5,521,909

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 15,695,722 and 23,111,918 issued and outstanding at December 31, 2025 and 2024, respectively	552,523	813,589

COMMITMENTS AND CONTINGENCIES (Note 21)

PARTNERS’ CAPITAL (DEFICIT):
Common unitholders, 122,464,318 units issued and outstanding at December 31, 2025 and 2024	(314,346)	279,891
Accumulated other comprehensive income	—	9,486
Noncontrolling interests	469,907	412,817
Total partners’ capital	155,561	702,194
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$4,860,703	$7,037,692
The accompanying notes are an integral part of these Consolidated Financial Statements.
3

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
REVENUES:
Offshore pipeline transportation	$531,898	$404,919	$382,154
Marine transportation	319,498	321,616	327,464
Onshore transportation and services	779,019	934,299	1,011,705
Total revenues	1,630,415	1,660,834	1,721,323
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	145,005	117,207	96,025
Marine transportation operating costs	204,830	196,602	218,403
Onshore transportation and services product costs	451,962	599,925	637,179
Onshore transportation and services operating costs	252,017	269,126	300,921
General and administrative	86,339	58,329	64,552
Depreciation and amortization	232,072	206,686	199,116
Impairment expense	—	43,003	—
Total costs and expenses	1,372,225	1,490,878	1,516,196
OPERATING INCOME	258,190	169,956	205,127
Equity in earnings of equity investees	47,629	58,291	66,198
Interest expense, net	(264,729)	(261,875)	(219,065)
Other expense	(9,779)	(15,367)	(4,627)
Income (loss) from continuing operations before income taxes	31,311	(48,995)	47,633
Income tax expense	(806)	(1,770)	(456)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	30,505	(50,765)	47,177
DISCONTINUED OPERATIONS (Note 4):
Income from discontinued operations, net of tax	8,448	17,758	99,170
Loss from disposal of discontinued operations	(432,193)	—	—
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(423,745)	17,758	99,170
NET INCOME (LOSS)	(393,240)	(33,007)	146,347
Net income attributable to noncontrolling interests	(47,163)	(30,940)	(28,627)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$(440,403)	$(63,947)	$117,720
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(73,006)	(87,576)	(90,725)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$(513,409)	$(151,523)	$26,995

Net loss attributable to common unitholders per common unit from continuing operations - Basic and Diluted (Note 13)	$(0.73)	$(1.38)	$(0.59)
Net income (loss) per common unit - Basic and Diluted (Note 13)	(4.19)	(1.24)	0.22

WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,464	122,464	122,535
The accompanying notes are an integral part of these Consolidated Financial Statements.
4

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$(393,240)	$(33,007)	$146,347
Other comprehensive income:
Decrease in benefit plan liability held for discontinued operations	69	1,446	1,926
Total Comprehensive income (loss)	(393,171)	(31,561)	148,273
Comprehensive income attributable to noncontrolling interests	(47,163)	(30,940)	(28,627)
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$(440,334)	$(62,501)	$119,646

The accompanying notes are an integral part of these Consolidated Financial Statements.

5

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)

	Number of Common Units	Partners’ Capital (Deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income (Loss)	Total
Partners' capital, December 31, 2022	122,579	$567,277	$310,162	$6,114	$883,553
Repurchase of Class A Common Units	(115)	(1,044)	—	—	(1,044)
Net income	—	117,720	28,627	—	146,347
Cash distributions to partners	—	(73,530)	—	—	(73,530)
Cash distributions to noncontrolling interests	—	—	(44,579)	—	(44,579)
Cash contributions from noncontrolling interests	—	—	75,240	—	75,240
Other comprehensive income	—	—	—	1,926	1,926
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(90,725)	—	—	(90,725)
Partners' capital, December 31, 2023	122,464	519,698	369,450	8,040	897,188
Net income (loss)	—	(63,947)	30,940	—	(33,007)
Cash distributions to partners	—	(75,317)	—	—	(75,317)
Cash distributions to noncontrolling interests	—	—	(36,585)	—	(36,585)
Cash contributions from noncontrolling interests	—	—	36,045	—	36,045
Noncash contribution to noncontrolling interests	—	(12,967)	12,967	—	—
Other comprehensive income	—	—	—	1,446	1,446
Distributions attributable to Class A Convertible Preferred unitholders	—	(87,576)	—	—	(87,576)
Partners’ Capital, December 31, 2024	122,464	279,891	412,817	9,486	702,194
Net income (loss)	—	(440,403)	47,163	—	(393,240)
Cash distributions to partners	—	(80,828)	—	—	(80,828)
Cash distributions to noncontrolling interests	—	—	(58,527)	—	(58,527)
Cash contributions from noncontrolling interests	—	—	68,454	—	68,454
Other comprehensive income		—	—	69	69
Disposal of benefit plan held for discontinued operations	—	—	—	(9,555)	(9,555)
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(73,006)	—	—	(73,006)
Partners’ capital (deficit), December 31, 2025	122,464	$(314,346)	$469,907	$—	$155,561
The accompanying notes are an integral part of these Consolidated Financial Statements.

6

GENESIS ENERGY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(393,240)	$(33,007)	$146,347
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation, depletion and amortization	250,934	313,158	280,189
Impairment expense	—	43,003	—
Loss from disposal of discontinued operations (Note 4)	432,193	—	—
Amortization and write-off of debt issuance costs, premium and discount	12,908	14,639	12,889
Equity in earnings of investments in equity investees	(47,629)	(58,291)	(66,198)
Cash distributions of earnings of equity investees	47,145	58,291	64,972
Non-cash effect of long-term incentive compensation plans	15,251	5,234	25,379
Deferred and other tax liabilities	573	291	(624)
Unrealized losses (gains) on derivative transactions	(117)	(7,837)	36,635
Other, net	23,993	25,389	17,363
Net changes in components of operating assets and liabilities (See Note 16)	(89,185)	31,064	4,174
Net cash provided by operating activities	252,826	391,934	521,126
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(186,888)	(587,145)	(620,019)
Proceeds from disposal of discontinued operations, net of cash divested (Note 4)	996,642	—	—
Cash distributions received from equity investees—return of investment	22,393	23,461	26,050
Investments in equity investees	(892)	(285)	(4,489)
Proceeds from asset sales	1,039	11,805	478
Other, net	—	—	4,332
Net cash provided by (used in) investing activities	832,294	(552,164)	(593,648)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	866,600	1,407,500	1,183,566
Repayments on senior secured credit facility	(1,151,200)	(1,414,800)	(1,090,666)
Proceeds from issuance of senior unsecured notes (Note 11)	—	1,300,000	1,093,766
Repayment of senior unsecured notes (Note 11)	(414,370)	(926,903)	(875,969)
Repayment of Alkali senior secured notes	—	(11,618)	—
Debt issuance costs	(1,494)	(27,858)	(24,765)
Redemption of Class A Convertible Preferred Units (Note 12)	(262,500)	—	(75,000)
Contributions from noncontrolling interests	68,454	36,045	75,240
Distributions to noncontrolling interests	(58,527)	(36,585)	(44,579)
Distributions to Class A Convertible Preferred unitholders (Note 12)	(71,572)	(87,576)	(93,930)
Distributions to common unitholders (Note 12)	(80,828)	(75,317)	(73,530)
Repurchase of Class A Common Units (Note 12)	—	—	(1,044)
Other, net	(2,798)	(1,144)	904
Net cash provided by (used in) financing activities	(1,108,235)	161,744	73,993
Net increase (decrease) in cash and cash equivalents and restricted cash	(23,115)	1,514	1,471
Cash and cash equivalents and restricted cash at beginning of period	29,552	28,038	26,567
Cash, cash equivalents, and restricted cash at beginning of period: discontinued operations	22,200	21,806	24,429
Cash and cash equivalents at beginning of period: continuing operations	7,352	6,232	2,138
Cash, cash equivalents and restricted cash at end of period	6,437	29,552	28,038
Cash, cash equivalents and restricted cash at end of period: discontinued operations	—	22,200	21,806
Cash and cash equivalents at end of period: continuing operations	$6,437	$7,352	$6,232
The accompanying notes are an integral part of these Consolidated Financial Statements.
7

GENESIS ENERGY, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Organization
We are a master limited partnership founded in Delaware in 1996 and focused on the midstream segment of the crude oil and natural gas industry. Our operations are primarily located in the Gulf of America and in the Gulf Coast region of the United States. We provide an integrated suite of services to crude oil and natural gas producers, refiners and industrial and commercial enterprises. We have a diverse portfolio of assets, including pipelines, offshore hub and junction platforms, barges and other vessels, refinery-related plants, storage tanks, terminals, railcars, rail unloading facilities and trucks. We are owned 100% by our limited partners. Genesis Energy, LLC, our general partner, is a wholly-owned subsidiary. Our general partner has sole responsibility for conducting our business and managing our operations. We conduct our operations and own our operating assets through our subsidiaries and joint ventures.
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
2. Summary of Significant Accounting Policies
Basis of Consolidation and Presentation
The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2025 and 2024 and our results of operations, statements of comprehensive income (loss), changes in partners’ capital and cash flows for the years ended December 31, 2025, 2024 and 2023. All intercompany balances and transactions have been eliminated. The accompanying Consolidated Financial Statements include Genesis Energy, L.P. and its subsidiaries.
On February 28, 2025, we completed the sale of the Alkali Business. We determined that the exit of the Alkali Business and its operations in Wyoming represented a strategic and geographic shift that met the criteria for discontinued operations (see Note 4 for further discussion). Accordingly, we have separately reported the operations from the Alkali Business in the Consolidated Statements of Operations and the related assets and liabilities of the Alkali Business in the Consolidated Balance Sheets as discontinued operations. These changes have been applied retrospectively to all periods presented. The disclosures included within the accompanying notes to the Consolidated Financial Statements are representative of our continuing operations.
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
8

Use of Estimates
The preparation of our Consolidated Financial Statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, if any, at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. We based these estimates and assumptions on historical experience and other information that we believed to be reasonable under the circumstances. Significant estimates that we make include: (1) estimated useful lives of our fixed and intangible assets for the use in calculating depreciation and amortization of long-lived assets and intangible assets, (2) estimates of future net cash flows from assets for purposes of determining whether impairment of our long-lived assets, intangible assets and goodwill has occurred, (3) estimates of variable consideration for revenue recognition, (4) liability and contingency accruals, including the estimates of future asset retirement obligations, and (5) estimated fair value of assets and liabilities acquired and identification of associated goodwill and intangible assets. While we believe these estimates are reasonable, actual results could differ from these estimates. Changes in facts and circumstances may result in revised estimates.
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
Maintenance and repair costs are charged to expense as incurred. Costs incurred for major replacements and upgrades are capitalized and depreciated over the remaining useful life of the asset. Certain volumes of crude oil and refined products are classified in fixed assets, as they are necessary to ensure efficient and uninterrupted operations of our gathering businesses. These crude oil and refined products volumes are carried at their weighted average cost.
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
Deferred Charges on Marine Transportation Assets
Our marine vessels are required by US Coast Guard regulations to be re-certified after a certain period of time, usually every five years.  The US Coast Guard states that vessels must meet specified “seaworthiness” standards to maintain required operating certificates. To meet such standards, vessels must undergo regular inspection, monitoring, and maintenance, referred to as “dry-docking.” Typical dry-docking costs include costs incurred to comply with regulatory and vessel classification inspection requirements, blasting and steel coating, and steel replacement. We defer these inspection costs to “Other assets, net of amortization” and amortize these costs to “Marine transportation operating costs” over the length of time that the certification is expected to last.
9

Asset Retirement Obligations
Some of our assets have contractual or regulatory obligations to perform dismantlement and removal activities, and in some instances remediation, when the assets are abandoned. In general, our asset retirement obligations (“AROs”) relate to future costs associated with the disconnecting or removing of our crude oil and natural gas pipelines (or at times, abandonment in place) and platforms, barge decommissioning, removal of equipment and facilities from leased acreage and land restoration. The estimated fair value of an ARO is recorded in the period in which it is incurred, discounted to its present value using our credit adjusted risk-free interest rate, and a corresponding amount is capitalized by increasing the carrying amount of the related long-lived asset. The capitalized cost is depreciated over the useful life of the related asset. An ongoing expense is recognized for changes in fair value of the liability as a result of the passage of time, which is recorded as accretion expense and included within operating costs in the Consolidated Statements of Operations. See Note 8 for additional information.
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
Equity-Based Compensation
The phantom units issued under our 2010 and 2018 Long-Term Incentive Plans result in the payment of cash to our non-employee directors of our general partner upon exercise or vesting of the related award. The fair value of our phantom units is equal to the market price of our common units. See Note 17 for more information.

10

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
Onshore transportation and services product and operating costs include the cost to acquire the product and the associated costs to transport it to our terminal facilities, including storing, or to a customer for sale. Other than the cost of the products, the most significant costs we incur relate to transportation utilizing our fleet of trucks, barges and other vessels, including personnel costs, fuel and maintenance of our equipment or third-party owned equipment as well as costs to operate NaHS processing plants located at various refineries, cost associated with caustic soda used in the process of processing the refiner’s sour gas, and the cost to transport and market the NaHS and caustic soda. Additionally, costs to operate and maintain the integrity of our onshore pipelines are included herein.
When we enter into buy/sell arrangements concurrently or in contemplation of one another with a single counterparty, we reflect the amounts of revenues and purchases for these transactions on a net basis in our Consolidated Statements of Operations as onshore transportation and services revenues.
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
Derivative Instruments and Hedging Activities
We use derivative instruments to hedge exposure to commodity price volatility. Derivative transactions, which can include exchange-traded futures, option contracts, basis differentials and commodity price swap contracts, are recorded in the Consolidated Balance Sheets as assets and liabilities based on the derivative’s fair value. Changes in the fair value of derivative contracts are recognized currently in earnings unless specific hedge accounting criteria are met. We must formally designate the derivative as a hedge and document and assess the effectiveness of derivatives associated with transactions that receive hedge accounting. Accordingly, changes in the fair value of derivatives are included in earnings in the current period for (i) derivatives accounted for as fair value hedges; (ii) derivatives that do not qualify for hedge accounting and (iii) the portion of cash flow hedges that is not highly effective in offsetting changes in cash flows of hedged items. Changes in the fair value of cash flow hedges are deferred in Accumulated Other Comprehensive Income (“AOCI”) and reclassified into earnings when the underlying position affects earnings. As of December 31, 2025, 2024 and 2023, we did not have any cash flow hedges.
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

11

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
Recent Accounting Pronouncements
We have adopted guidance under ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”) for the year ended December 31, 2025, and applied the new disclosure requirements retrospectively. ASU 2023-09 enhanced the transparency and decision usefulness of income tax disclosures primarily through requiring the disclosure of specific categories in the rate reconciliation as well as disclosure of income taxes paid disaggregated by jurisdiction. The adoption of ASU 2023-09 did not have a material impact on our disclosures. Refer to Note 16 and Note 22 for details.
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

3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflects the disaggregation of our revenues by major category for the years ended December 31, 2025, 2024 and 2023, respectively:

	Year Ended December 31, 2025
	Offshore Pipeline Transportation	Marine Transportation	Onshore Transportation and Services	Consolidated
Fee-based revenues	$531,898	$319,498	$70,517	$921,913
Product Sales	—	—	634,149	634,149
Sulfur Services	—	—	74,353	74,353
	$531,898	$319,498	$779,019	$1,630,415

	Year Ended December 31, 2024
	Offshore Pipeline Transportation	Marine Transportation	Onshore Transportation and Services	Consolidated
Fee-based revenues	$404,919	$321,616	$58,298	$784,833
Product Sales	—	—	796,637	796,637
Sulfur Services	—	—	79,364	79,364
	$404,919	$321,616	$934,299	$1,660,834

12

	Year Ended December 31, 2023
	Offshore Pipeline Transportation	Marine Transportation	Onshore Transportation and Services	Consolidated
Fee-based revenues	$382,154	$327,464	$45,704	$755,322
Product Sales	—	—	870,948	870,948
Sulfur Services	—	—	95,053	95,053
	$382,154	$327,464	$1,011,705	$1,721,323
The Company recognizes revenue upon the satisfaction of its performance obligations under its contracts and generally recognizes revenue either over time as services are being performed or at a point in time for product sales. The timing of our revenue recognition varies between the revenue streams and is described in more detail below.
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
Offshore Pipeline Transportation
Revenue from contracts in our offshore pipeline transportation segment is generally based upon a fixed fee per unit of volume (typically per barrel of crude oil or per Mcf of natural gas) gathered, transported or processed for each volume delivered. Fees are based either on contractual arrangements or tariffs regulated by the FERC. Certain of our contracts include a single performance obligation to stand ready, on a monthly basis, to provide capacity on our assets. Revenue associated with these fee-based services is recognized as volumes are delivered over the performance obligation period.
We also have certain contracts with customers in which we earn either demand-type fees or firm capacity-reservation fees. These fees are charged to a customer regardless of the volume the customer actually delivers to the platform or through the pipeline.
Certain of our customer contracts in our offshore pipeline transportation segment include a transportation fee that has a tiered pricing structure based on cumulative milestones of throughput on the related pipeline asset and contract, or on a specified date. Our performance obligation for these contracts is to transport, gather or process commodity volumes for the customer based on firm (stand ready) service or from monthly nominations made by our customers, which can also be on an interruptible basis. While our transportation fees change when milestones are achieved for certain cumulative throughput, our performance obligation remains unchanged throughout the duration of the contract. Therefore, we recognize revenue using an average rate throughout the duration of the contract. We have estimated the total consideration we expect to receive under the contract beginning at the contract inception date based on the estimated volumes (including certain minimum volumes we are required to stand ready for), price indexing, estimated production or contracted volumes, and the contract period. We have constrained the estimates of variable consideration such that it is probable that a significant reversal of previously-recognized revenue will not occur throughout the life of the contract. These estimates are re-assessed at each reporting period as required. We bill our customers based on the rates specified in the contract. Any cumulative differences between the amounts we have billed our customers and the revenue recognized per contract results in the recognition of a contract asset or liability. In circumstances where the estimated average contract rate is less than the billed current price tier in the contract, we will recognize a contract liability or unwind an existing contract asset. In circumstances where the estimated average contract rate is higher than the billed current price tier in the contract, we will recognize a contract asset or unwind an existing contract liability.
Marine Transportation
Our marine transportation business consists of revenues from the inland and offshore marine transportation of heavy-refined petroleum products, asphalt and crude oil, using our barges or vessels. We recognize revenue over time, on a contract-by-contract basis, as individual trips are completed. Revenue from these contracts is typically based on a set day-rate or a set fee per cargo movement. The cost of fuel and certain other operational costs may be directly reimbursed by the customer, if stipulated in the contract.
13

Our performance obligation is to provide transportation services using our barges or vessels either under a term or spot based contract. The transaction price is typically fixed either as a day rate or as a lump sum to be allocated over the days required to complete the service. We recognize revenue as we provide the transportation services because the customer simultaneously receives and consumes the benefits of such services. If provided in the contract, certain items such as fuel or operational costs can be rebilled to the customer in the same period in which the costs are incurred. In the event the timing of a trip to provide our services crosses a reporting period under a lump sum fee contract, the revenue earned is accrued based on the progress completed in the current period on the related performance obligation as we are entitled to payment for each day. Customer invoicing occurs at the completion of a trip, or earlier at the customer’s request.
Onshore Transportation and Services
Within our onshore transportation and services segment, we provide our customers with pipeline transportation services, terminaling services and rail unloading services, among others, primarily on a per barrel fee basis.
Revenues from contracts for the transportation of crude oil by our pipelines are based on actual volumes at a published tariff. We recognize revenue for transportation and other services over the performance obligation period, which is the contract term. Revenues for both firm and interruptible transportation and other services are recognized over time as the product is delivered to the agreed upon delivery point or at the point of receipt because they specifically relate to our efforts to transfer the distinct services.
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
When net gains occur, we have crude oil inventory. When net losses occur, we reduce any recorded inventory on hand and record a liability for the purchase of additional crude oil required to replace the lost volumes. Under ASC 606, we record excess oil as non-cash consideration in the transaction price on a net basis. The net oil recorded is valued at the lower of cost or net realizable value using the market price of crude oil during the month the product was transported. The crude oil in inventory can then be sold at current market prices, resulting in additional revenue if the sales price exceeds the inventory value when control transfers to the customer.
Product Sales
Within our onshore transportation and services division, the main sources of product sales are crude oil, NaHS and caustic soda. In evaluating revenue recognition, we concluded that these agreements consist of one distinct performance obligation, which is delivering the product to the customer at the specified point of sale.
In transactions involving NaHS and caustic soda, contracts may stipulate that customers assume control of the goods at the shipping location, although we must still coordinate the transportation as specified by the customer. According to our policy and the guidance in ASC 606, these shipping services are considered fulfillment costs, not separate performance obligations.
In transactions involving the sale of crude oil, we may enter into term contracts, which are settled on a monthly basis, or spot contracts, which are settled at a specific point in time.
For every product sale, the transaction price is determined based on the contract and is generally set at a fixed amount or tied to a market-based or indexed rate. This established pricing is considered “fixed” when revenue is recognized. Invoicing and payment arrangements follow either industry standards or the stipulations outlined in the contract. We allocate the entire transaction price to a single performance obligation and revenue is recognized at a specific point in time, therefore, we do not allocate any of the transaction price to future performance obligations.
14

Sulfur Services
Through our sulfur services business, we primarily provide sulfur removal services to refiners’ high sulfur (or “sour”) gas streams generated from crude oil processing operations. Our process includes the use of our proprietary technology, which uses caustic soda to act as a scrubbing agent at a prescribed temperature and pressure to remove sulfur. The technology returns a clean (sulfur-free) hydrocarbon stream to the refinery for further processing into refined products and simultaneously produces NaHS. Units of NaHS are produced ratably as a gas stream is processed. We obtain control and ownership of the NaHS immediately upon production, which constitutes the sole consideration that we receive for our sulfur removal services. We then market the NaHS we receive to third parties as part of our product sales, as described above. Some of our arrangements require that we pay a refinery access fee (“RSA fee”) for any benefits received by virtue of our plant’s proximity to the customer’s refinery. Our RSA fee is recorded as a reduction of revenue.
The sole performance obligation under our refinery service contracts is to deliver sulfur removal services. As our customers simultaneously receive and consume the benefits of service, control is transferred and revenue is recognized over time based on the extent of progress towards completion of the performance obligation. We use units of NaHS produced during a period to measure progress as the amount we receive corresponds directly with the efforts to provide our services completed to date. The transaction price for each performance obligation is determined using the fair value of a unit of NaHS on the contract inception date for each sulfur services agreement. Accordingly, we record the value of NaHS received as non-cash consideration in inventory until it is subsequently sold to our customers (see “Product Sales,” above).
Contract Assets and Liabilities
The table below summarizes our contract asset and liability balances at December 31, 2025 and December 31, 2024:

	Contract Assets		Contract Liabilities
	Current Assets- Other	Other Assets	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2024	$—	$5,174	$41,618	$82,164
Balance at December 31, 2025	32	7,469	26,982	78,946
For the years ended December 31, 2025, 2024, and 2023, $33.9 million, $14.6 million and $2.6 million, respectively, that was classified as a contract liability at the beginning of each period was recognized as revenue.
Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the amount of our transaction prices that are allocated to unsatisfied performance obligations as of December 31, 2025. However, ASC 606 provides the following optional exemptions that we have utilized:
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
The majority of our contracts qualify for at least one of these exemptions and we apply the exemption(s) accordingly. For contracts that do no qualify for a at least one of the aforementioned exemptions, which are those that involve revenue recognition over a long-term period and include long term fixed consideration (adjusted for indexing as required), we determined the allocation of transaction price that relate to unsatisfied performance obligations. As it relates to our tiered pricing offshore transportation contracts, we provide firm capacity for both fixed and variable consideration over a long-term period. In our onshore transportation and services segment, we have certain contractual arrangements in which we receive fixed minimum payments for our obligation to provide minimum capacity on our pipelines and related assets.  Therefore, we have allocated the remaining contract value (as estimated and discussed above) to future periods for these contracts.
15

    The following chart summarizes how we expect to recognize revenue for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Transportation and Services
2026	$211,151	$29,908
2027	143,948	13,031
2028	64,211	10,000
2029	32,378	2,500
2030	23,142	—
Thereafter	67,005	—
Total	$541,835	$55,439

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
A reconciliation of the line items constituting pre-tax income from discontinued operations to net income (loss) from discontinued operations, net of tax is as follows:

	For the Year Ended December 31,
	2025	2024	2023
Major classes of line items constituting income (loss) from discontinued operations:
Revenues	$200,532	$1,305,382	$1,455,673
Operating costs	(168,871)	(1,154,667)	(1,249,080)
General and administrative	(156)	(1,103)	(1,227)
Depreciation, depletion and amortization	(18,862)	(106,472)	(81,073)
Interest expense, net	(4,179)	(25,360)	(25,598)
Pretax income from discontinued operations	8,464	17,780	98,695
Loss from the sale of the Alkali Business	(432,193)	—	—
Total pretax income (loss) from discontinued operations	(423,729)	17,780	98,695
Income tax benefit (expense)	(16)	(22)	475
Net income (loss) from discontinued operations, net of tax	$(423,745)	$17,758	$99,170

A summary of our cash flows associated with our discontinued operations is as follows:

	For the Year Ended December 31,
	2025	2024	2023
Net cash flows provided by operating activities	$31,453	$186,823	$149,414
Net cash flows used in investing activities	(11,666)	(174,811)	(152,036)
Net cash flows used in financing activities	—	(11,618)	—
16

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
Our lease portfolio consists of operating leases within three major categories: Transportation Equipment, Office Space and Equipment, and Facilities and Equipment. These values are recorded within “Right of use assets, net” on the Consolidated Balance Sheets. Current and non-current lease liabilities are recorded within “Accrued liabilities” and “Other long-term liabilities”, respectively, on the Consolidated Balance Sheets. Refer to the table below for our lease balances as of December 31, 2025 and December 31, 2024.

Leases	Classification	Financial Statement Caption	December 31, 2025	December 31, 2024
Assets
	Transportation Equipment	Right of use assets, net	$9,103	$9,485
	Office Space & Equipment	Right of use assets, net	4,651	4,983
	Facilities and Equipment	Right of use assets, net	43,916	51,271
Total Right of use assets, net			$57,670	$65,739

Liabilities
Current		Accrued liabilities	5,483	4,896
Non-Current		Other long-term liabilities	62,355	70,493
Total Lease Liability			$67,838	$75,389
Our “Right of use assets, net” balance includes our unamortized initial direct costs associated with certain of our transportation equipment and facilities and equipment leases. Additionally, it includes our unamortized prepaid rents, our deferred rents, and our previously classified intangible asset associated with a favorable lease.
We recorded total operating lease expense of $16.7 million, $15.4 million, and $15.5 million for the years ended December 31, 2025, 2024, and 2023, respectively. The total operating lease expense includes the amounts associated with our existing lease liabilities, along with both short-term lease costs and variable lease costs incurred during the period which are not significant to the operating lease expense individually, or in the aggregate.
17

The following table presents the maturities of our operating lease liabilities as of December 31, 2025 on an undiscounted cash flow basis reconciled to the present value recorded on our Consolidated Balance Sheet:

Maturity of Lease Liabilities	Transportation Equipment	Office Space and Equipment	Facilities and Equipment	Operating Leases
2026	$2,959	$1,935	$5,782	$10,676
2027	1,737	1,849	5,796	9,382
2028	1,403	1,764	5,784	8,951
2029	1,390	1,585	5,780	8,755
2030	1,266	1,411	5,276	7,953
Thereafter	2,456	5,642	100,249	108,347
Total Lease Payments	11,211	14,186	128,667	154,064
Less: Interest	(2,269)	(3,483)	(80,474)	(86,226)
Present value of operating lease liabilities	$8,942	$10,703	$48,193	$67,838

The following table presents the weighted average remaining terms and discount rates related to our right of use assets:

Lease Term and Discount Rate	December 31, 2025	December 31, 2024
Weighted-average remaining lease term	19.17 years	19.20 years
Weighted-average discount rate	8.09%	8.06%

The following table provides information regarding the cash paid and right of use assets obtained related to our operating leases:

	Year Ended December 31,
Cash Flows Information	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities	$11,821	$9,349	$8,991
Leased assets obtained in exchange for new operating lease liabilities	2,222	6,883	5,701
Lessor Arrangements
We have certain contracts discussed below in which we act as a lessor.
Operating Leases
During the years ended December 31, 2025, 2024, and 2023, we acted as a lessor in our revenue contracts associated with our 330,00 barrel-capacity ocean going tanker, the M/T American Phoenix, included in our marine transportation segment. Our lease revenues for this arrangement were $29.2 million, $28.2 million and $23.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The M/T American Phoenix is under contract through mid-2027. For 2026, and through the expiration of the contract in 2027, we expect to receive undiscounted cash flows from fixed lease payments of $30.6 million and $15.2 million respectively. Our agreements generally contain clauses that may limit the use of the asset or require certain actions be taken by the lessee to maintain the asset for future performance.
6. Receivables
    Accounts receivable – trade, net consisted of the following:

	December 31,
	2025	2024
Accounts receivable - trade	$609,335	$480,653
Allowance for credit losses	(1,114)	(1,149)
Accounts receivable - trade, net	$608,221	$479,504
18

The following table presents the activity of our allowance for credit losses for the periods indicated:

	December 31,
	2025	2024	2023
Balance at beginning of period	$1,149	$1,368	$2,835
Charges to (recoveries of) costs and expenses, net	270	533	482
Amounts written off	(305)	(752)	(1,949)
Balance at end of period	$1,114	$1,149	$1,368
7. Inventories
The major components of inventories were as follows:

	December 31,
	2025	2024
Crude oil	$33,665	$20,381
NaHS	13,247	10,902
Caustic Soda	8,454	6,499
Total	$55,366	$37,782
Inventories are valued at the lower of cost or net realizable value. The net realizable value of inventories were below cost by $0.7 million and $0.4 million as of December 31, 2025 and December 31, 2024, which triggered a reduction of the value of inventory in our Consolidated Financial Statements by this amount.
8. Fixed Assets and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	December 31,
	2025	2024
Crude oil and natural gas pipelines and related assets	$3,845,631	$3,367,908
Onshore facilities, machinery, and equipment	291,896	293,436
Transportation equipment	24,026	22,976
Marine vessels	1,073,262	1,062,720
Land, buildings and improvements	88,629	88,545
Office equipment, furniture and fixtures	10,317	10,101
Construction in progress	13,634	408,509
Other	26,665	26,665
Fixed assets, at cost	5,374,060	5,280,860
Less: Accumulated depreciation	(1,908,737)	(1,740,974)
Net fixed assets	$3,465,323	$3,539,886
Depreciation expense was $221.8 million, $196.2 million and $189.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Asset Retirement Obligations
We record AROs in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
19

    A reconciliation of our liability for asset retirement obligations is as follows:

December 31, 2022	$228,252
Accretion expense	12,023
Revisions in timing and estimated costs of AROs	3,185
Settlements	(90)
December 31, 2023	$243,370
Accretion expense	11,090
Settlements	(406)
December 31, 2024	$254,054
Accretion expense	11,311
Revisions in timing and estimated costs of AROs	2,581
Settlements	(2,552)
New liabilities incurred	954
December 31, 2025	$266,348
At December 31, 2025 and December 31, 2024, $24.3 million and $25.8 million are included as current in “Accrued liabilities” on our Consolidated Balance Sheets, respectively. The remainder of the ARO liability at each period is included in “Other long-term liabilities” on our Consolidated Balance Sheets. Revisions in timing and estimated costs during 2025 and 2023 are primarily attributable to the accelerated timing and updated costs associated with the abandonment of certain of our non-core offshore assets in the Gulf of America. Such revisions take into account several factors, including changes to legal or regulatory requirements, changes in our estimated useful lives of the associated asset, and the timing and method of abandonment. As there are significant judgments involved in deriving our estimates, actual costs, including the scope of work once it is approved by the relative regulatory agency or contracted party, may differ from our estimates.
9. Equity Investees
We account for our ownership in our joint ventures under the equity method of accounting (see Note 2 for a description of these investments). The price we pay to acquire an ownership interest in a company may exceed or be less than the underlying book value of the capital accounts we acquire. At December 31, 2025 and 2024, the unamortized differences in carrying value totaled $262.8 million and $277.1 million, respectively. We amortize the differences in carrying value as a change in equity earnings.
    The following table presents information included in our Consolidated Financial Statements related to our equity investees:

	Year Ended December 31,
	2025	2024	2023
Genesis’ share of operating earnings	$61,892	$72,554	$80,461
Amortization of differences attributable to Genesis’ carrying value of equity investments	(14,263)	(14,263)	(14,263)
Net equity in earnings	$47,629	$58,291	$66,198
Distributions earned(1)	$69,538	$81,752	$90,833
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
20

10. Intangible Assets, Goodwill and Other Assets
Intangible Assets
The following table reflects the components of intangible assets being amortized at December 31, 2025 and 2024:

		December 31, 2025			December 31, 2024
	Weighted Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Offshore pipeline contract intangible	19	$158,101	$86,678	$71,423	$158,101	$78,357	$79,744
Other	8	23,160	18,977	4,183	22,633	17,090	5,543
Total		$181,261	$105,655	$75,606	$180,734	$95,447	$85,287

The offshore pipeline contract intangible relates to customer contracts surrounding certain transportation agreements with producers in the Lucius production area in Southeast Keathley Canyon, which support our SEKCO Pipeline.
We record amortization of our intangible assets based on the period over which the asset is expected to contribute to our future cash flows. All of our current intangible assets are being amortized on a straight-line basis. Amortization expense on intangible assets was $10.3 million, $10.4 million and $10.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
In the fourth quarter of 2024, we terminated an on-going project related to the integration of certain of our enterprise resource planning systems and we impaired the costs incurred to date. As a result, we recognized an impairment charge of $43.0 million for the year ended December 31, 2024 included within “Impairment expense” on the Consolidated Statement of Operations.
The following table reflects our estimated amortization expense for each of the five subsequent fiscal years:

	2026	2027	2028	2029	2030
Offshore pipeline contract intangibles	$8,321	$8,321	$8,321	$8,321	$8,321
Other	1,635	1,060	355	294	203
Total	$9,956	$9,381	$8,676	$8,615	$8,524
Goodwill
The carrying amount of goodwill in our onshore transportation and services segment was $302.0 million at December 31, 2025 and December 31, 2024. We have not recognized any impairment losses related to goodwill.
Other Assets
Other assets consisted of the following:

	December 31,
	2025	2024
Deferred marine charges, net (1)	$30,511	$28,492
Unamortized debt issuance costs on senior secured credit facility (Note 11)	5,350	7,890
Other deferred charges, net(2)	18,187	17,224
Other assets, net of amortization	$54,048	$53,606
(1)    See discussion of deferred charges on marine transportation assets in the Summary of Accounting Policies (Note 2).
(2)    At December 31, 2025 and 2024, this includes $7.5 million and $5.2 million, respectively, of contract assets in accordance with ASC 606 (refer to Note 3).

21

11. Debt
At December 31, 2025 and 2024, our obligations under debt arrangements consisted of the following:

	December 31, 2025			December 31, 2024
	Principal	Unamortized Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Premium, Discount and Debt Issuance Costs	Net Value
Senior secured credit facility(1)	$6,400	$—	$6,400	$291,000	$—	$291,000
8.000% senior unsecured notes due 2027	—	—	—	406,245	933	405,312
7.750% senior unsecured notes due 2028	679,360	3,123	676,237	679,360	4,622	674,738
8.250% senior unsecured notes due 2029	600,000	10,690	589,310	600,000	13,993	586,007
8.875% senior unsecured notes due 2030	500,000	5,690	494,310	500,000	7,015	492,985
7.875% senior unsecured notes due 2032	700,000	9,919	690,081	700,000	11,476	688,524
8.000% senior unsecured notes due 2033	600,000	9,523	590,477	600,000	10,706	589,294
Total long-term debt	$3,085,760	$38,945	$3,046,815	$3,776,605	$48,745	$3,727,860
(1)    Unamortized debt issuance costs associated with our senior secured credit facility (included in “Other Assets, net of amortization” on the Consolidated Balance Sheets) were $5.4 million and $7.9 million as of December 31, 2025 and 2024, respectively.

Senior Secured Credit Facility
On July 19, 2024, we entered into the Seventh Amended and Restated Credit Agreement (our “credit agreement”) to replace our Sixth Amended and Restated Credit Agreement, which provided for a $900 million senior secured revolving credit facility that matures on September 1, 2028, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, unless more than $150 million of our 7.750% senior unsecured notes due February 1, 2028 (the “2028 Notes”) remain outstanding as of November 2, 2027, the credit agreement matures on such date.
On December 11, 2024, we entered into the First Amendment to the Seventh Amended and Restated Credit Agreement, which resulted in several changes to the credit agreement terms and covenants, as discussed under “Covenants and Compliance” further below.
On February 27, 2025, in connection with the sale of the Alkali Business, we entered into the Second Amendment to the Seventh Amended and Restated Credit Agreement (as amended, the “credit agreement”). This amendment provides for: (i) a reduction from $900 million to $800 million of total borrowing capacity under our senior secured credit facility; (ii) unlimited cash netting against our outstanding debt for purposes of our leverage ratio calculation if our credit facility is undrawn at the end of a reporting period, otherwise a maximum netting of $25 million is allowed; and (iii) an increased permitted investment basket under certain circumstances that will allow us to opportunistically purchase existing private or public securities across our capital structure.
As of December 31, 2025, the key terms for rates under our senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•The interest rate on borrowings may be based on an alternate base rate or Term Secured Overnight Financing Rate (“SOFR”), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our credit agreement) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. The Adjusted Term SOFR is equal to the sum of (a) the Term SOFR rate (as defined in our credit agreement) for such period plus (b) the Term SOFR Adjustment of 0.1% plus (c) the applicable margin. The applicable margin varies from 1.25% to 2.50% on alternate base rate borrowings and from 2.25% to 3.50% on Term SOFR borrowings, depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At December 31, 2025, the applicable margins on our borrowings were 2.50% for alternate base rate borrowings and 3.50% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fees range from 2.25% to 3.50% based on our leverage ratio as computed under the credit agreement. The rate can fluctuate quarterly. At December 31, 2025, our letter of credit rate was 3.50%.
22

•We pay a commitment fee on the unused portion of the senior secured credit facility. The commitment fee on the unused committed amount will range from 0.30% to 0.50% per annum depending on our leverage ratio. At December 31, 2025, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the senior secured credit facility by an additional $150 million subject to lender consent and certain other customary conditions.
At December 31, 2025, we had $6.4 million borrowed under our senior secured credit facility. Our inventory financing sublimit as of December 31, 2025 was $28.1 million of the maximum inventory sublimit allowed of $200 million. Our credit agreement allows up to $50.0 million of the capacity to be used for letters of credit, of which $5.0 million was outstanding at December 31, 2025. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings and periodic repayments and re-borrowings may be made until the maturity date of our credit agreement. The total amount available for borrowings under our senior secured credit facility at December 31, 2025 was $788.6 million, subject to compliance with our covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Senior Unsecured Notes
On January 16, 2020, we issued $750 million in aggregate principal amount of our 2028 Notes. Interest payments are due February 1 and August 1 of each year. That issuance generated net proceeds of approximately $737 million, net of issuance costs incurred. We used approximately $555 million of the net proceeds to redeem a portion of our 6.75% senior unsecured notes due August 1, 2022 (including principal, accrued interest and tender premium) that were validly tendered, and the remaining net proceeds were used to repay a portion of the borrowings outstanding under our senior secured credit facility at that time.
On December 17, 2020, we issued $750 million in aggregate principal amount of our 8.00% senior unsecured notes due January 15, 2027 (the “2027 Notes”). On April 22, 2021, we completed our offering of an additional $250 million in aggregate principal amount of the 2027 Notes. On December 20, 2024, $575 million of our 2027 Notes were validly tendered and repaid upon the issuance of $600 million in aggregate principal amount of our 8.000% senior unsecured notes due May 15, 2033 (the “2033 Notes” as defined and further discussed below). The remaining $406.2 million of principal outstanding on the 2027 Notes was redeemed on April 3, 2025 (as further discussed below).
On January 25, 2023, we issued $500 million in aggregate principal amount of 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”). Interest payments are due April 15 and October 15 of each year. The issuance generated proceeds of approximately $491 million, net of issuance costs incurred. The net proceeds were used to purchase approximately $316 million of our existing 5.625% senior unsecured notes due June 15, 2024 (the “2024 Notes”), and pay the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended January 24, 2023, and the remaining proceeds at the time were used to repay a portion of the borrowings outstanding under our senior secured credit facility and for general partnership purposes. We incurred a loss of $1.8 million associated with the tender fee and the write-off of the related unamortized debt issuance costs on our 2024 Notes, which is recorded in “Other expense” in our Consolidated Statement of Operations for the year ended December 31, 2023. On January 26, 2023, we issued a notice of redemption for the remaining principal of approximately $25 million of our 2024 Notes, and discharged the indebtedness with respect to the 2024 Notes on February 14, 2023.
On December 7, 2023, we issued $600 million in aggregate principal amount of our 8.25% senior unsecured notes due January 15, 2029 (the “2029 Notes”). Interest payments are due January 15 and July 15 of each year. The issuance of our 2029 Notes generated net proceeds of approximately $583 million, net of the discount of $6.2 million and issuance costs incurred. The net proceeds were used to purchase approximately $514 million of approximately $535 million then outstanding on our 6.500% senior unsecured notes due October 1, 2025 (the “2025 Notes”) and pay the related accrued interest and tender premium and fees on those notes that were tendered in the tender offer that ended December 6, 2023. On December 8, 2023 we redeemed the remaining principal of approximately $21 million of our 2025 Notes. We incurred a loss of $2.8 million associated with the tender fee and the write-off of the related unamortized debt issuance costs on our 2025 Notes, which is recorded in “Other expense” in our Consolidated Statement of Operations for the year ended December 31, 2023.
23

On May 9, 2024, we issued $700 million in aggregate principal amount of 7.875% senior unsecured notes due May 15, 2032 (the “2032 Notes”). Interest payments are due May 15 and November 15 of each year. The issuance of our 2032 Notes generated net proceeds of approximately $688 million, net of issuance costs incurred. The net proceeds were used to redeem all of our existing 6.250% senior unsecured notes due May 15, 2026 (the “2026 Notes”), $339.3 million in principal amount of which were outstanding, and pay the related accrued interest. The remaining proceeds were used to repay a portion of the borrowings outstanding under our senior secured credit facility at that time and for general partnership purposes. We incurred a loss of $1.4 million associated with the write-off of the related unamortized debt issuance costs on our 2026 Notes, which is recorded in “Other expense” in our Consolidated Statement of Operations for the year ended December 31, 2024.
On December 19, 2024, we issued $600 million in aggregate principal amount of 8.000% senior unsecured notes due May 15, 2033 (the “2033 Notes”). Interest payments are due May 15 and November 15 of each year. The issuance of our 2033 Notes generated net proceeds of approximately $589 million, net of issuance costs incurred. We used the net proceeds to purchase $575.0 million in principal of our 2027 Notes and pay the accrued interest, tender premium and fees on the notes that were validly tendered. We incurred a loss of $14.0 million associated with the tender fee and the write-off of the related unamortized debt issuance costs and premium on our 2027 Notes, which is recorded in “Other expense” in our Consolidated Statement of Operations for the year ended December 31, 2024.
On April 3, 2025, using a portion of the cash proceeds from the sale of the Alkali Business, we redeemed the remaining $406.2 million of principal outstanding on the 2027 Notes, and paid the related accrued interest and redemption premium on those notes that were redeemed. We incurred a net loss of $8.9 million associated with the redemption premium and the write-off of the related unamortized debt issuance costs and premium on the redeemed 2027 Notes, which is recorded in “Other expense” in our Consolidated Statement of Operations for the year ended December 31, 2025.
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

	2028 Notes	2029 Notes	2030 Notes	2032 Notes	2033 Notes
Redemption right beginning on	February 1, 2023	January 15, 2026	April 15, 2026	May 15, 2027	May 15, 2028
Redemption of up to 35% of the principal amount of notes with the proceeds of an equity offering permitted prior to	N/A	N/A	April 15, 2026	May 15, 2027	May 15, 2028
.
Guarantees of our 2028, 2029, 2030, 2032 and 2033 Notes will be released under certain circumstances, including (i) in connection with any sale or other disposition of (a) all or substantially all of the properties or assets of a guarantor (including by way of merger or consolidation) or (b) all of the capital stock of such guarantor, in each case, to a person that is not a restricted subsidiary of the partnership (ii) if the partnership designates any restricted subsidiary that is a guarantor as an unrestricted subsidiary, (iii) upon legal defeasance, covenant defeasance or satisfaction and discharge of the applicable indenture, (iv) upon the liquidation or dissolution of such guarantor, or (v) at such time as such guarantor ceases to guarantee any other indebtedness of either of the issuers and any other guarantor.
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
Covenants and Compliance
Our credit agreement contains customary covenants (affirmative, negative and financial) that could limit the manner in which we may conduct our business. As defined in our credit agreement, we are required to meet three primary financial metrics—a maximum consolidated leverage ratio, a maximum consolidated senior secured leverage ratio and a minimum consolidated interest coverage ratio. Our credit agreement provides for the temporary inclusion of certain pro forma adjustments to the calculations of the required ratios following material transactions. In general, our consolidated leverage ratio calculation compares our consolidated funded debt (including outstanding notes we have issued) to our Adjusted Consolidated EBITDA (as
24

defined and adjusted in accordance with the credit agreement). Our consolidated senior secured leverage ratio calculation compares our consolidated senior secured funded debt (including outstanding borrowings on the senior secured credit facility) to our Adjusted Consolidated EBITDA (as defined and adjusted in accordance with the credit agreement), and our minimum consolidated interest coverage ratio compares our Adjusted Consolidated EBITDA (as defined and adjusted in accordance with the credit agreement) to our Consolidated interest expense (as defined and adjusted in accordance with the credit agreement). As of December 31, 2025, under our credit agreement:
•the permitted maximum consolidated leverage ratio is 5.50x for the remainder of the term;
•the permitted maximum consolidated senior secured leverage ratio is 2.50x for the remainder of the term; and
•the permitted minimum consolidated interest coverage ratio is 2.00x for the fiscal quarter ending December 31, 2025, 2.25x for the fiscal quarters ending March 31, 2026 through December 31, 2026, and 2.50x thereafter and for the remainder of the term.
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
A default under our credit agreement or indentures would permit the lenders thereunder to accelerate the maturity of the outstanding debt. As long as we are in compliance with our credit agreement, our ability to make distributions of “available cash” (as defined and discussed below) is not restricted. As of December 31, 2025, we were in compliance with the financial covenants contained in our credit agreement and indentures.
12. Partners’ Capital, Mezzanine Equity and Distributions
At December 31, 2025, our outstanding equity consisted of 122,424,321 Class A Common Units and 39,997 Class B Common Units. The Class A Common Units are traditional common units in us. The Class B Common Units have the voting and distribution rights equivalent to those of the Class A Common Units, however, the Class B Common Units have the right to elect all of our board of directors and are convertible into Class A Common Units under certain circumstances, subject to certain exceptions. At December 31, 2025, we had 15,695,722 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
In an effort to return capital to our investors, we announced a common equity repurchase program (the “Repurchase Program”) on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be canceled. The Repurchase Program will be reviewed again no later than December 31, 2026 and may be suspended or discontinued at any time prior thereto. During 2023, we repurchased and canceled a total of 114,900 Class A Common Units. During 2024 and 2025, we did not repurchase any Class A Common Units.
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
25

•plus all cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings. Working capital borrowings are generally borrowings that are made under our senior secured credit facility and in all cases are used solely for working capital purposes or to pay distributions to partners.
We paid the following cash distributions to common unitholders:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2023
1st Quarter	May 15, 2023	$0.1500	$18,387
2nd Quarter	August 14, 2023	$0.1500	$18,387
3rd Quarter	November 14, 2023	$0.1500	$18,370
4th Quarter	February 14, 2024	$0.1500	$18,370
2024
1st Quarter	May 15, 2024	$0.1500	$18,370
2nd Quarter	August 14, 2024	$0.1500	$18,370
3rd Quarter	November 14, 2024	$0.1650	$20,207
4th Quarter	February 14, 2025	$0.1650	$20,207
2025
1st Quarter	May 15, 2025	$0.1650	$20,207
2nd Quarter	August 14, 2025	$0.1650	$20,207
3rd Quarter	November 14, 2025	$0.1650	$20,207
4th Quarter	February 13, 2026	$0.1800	$22,044

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
26

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
Upon issuance and up until September 29, 2022 (the “election date”), each of our Class A Convertible Preferred Units accumulated quarterly distribution amounts in arrears at an annual rate of 8.75% (or $2.9496), yielding a quarterly rate of 2.1875% (or $0.7374). On the election date, the one-time election to reset the quarterly distribution amount was elected by the holders of the Class A Convertible Preferred Units which reset the quarterly distribution rate to 11.24% (the sum of the three-month LIBOR of 3.74% plus 750 basis points), yielding a quarterly distribution of $0.9473 per preferred unit beginning with the fourth quarter of 2022.
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

27

We paid the following cash distributions to our Class A Convertible Preferred unitholders:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2023
1st Quarter	May 15, 2023	$0.9473	$24,002
2nd Quarter	August 14, 2023	$0.9473	$23,314
3rd Quarter	November 14, 2023	$0.9473	$22,612
4th Quarter	February 14, 2024	$0.9473	$21,894
2024
1st Quarter	May 15, 2024	$0.9473	$21,894
2nd Quarter	August 14, 2024	$0.9473	$21,894
3rd Quarter	November 14, 2024	$0.9473	$21,894
4th Quarter	February 14, 2025	$0.9473	$21,894
2025
1st Quarter	May 15, 2025	$0.9473	$19,942
2nd Quarter	August 14, 2025	$0.9473	$14,868
3rd Quarter	November 14, 2025	$0.9473	$14,868
4th Quarter	February 13, 2026	$0.9473	$14,868
On April 3, 2023, July 3, 2023, and October 3, 2023 we entered into purchase agreements with the Class A Convertible Preferred unitholders whereby we purchased a total of 2,224,860 Class A Convertible Preferred Units at an average purchase price of $33.71 per unit.
On March 6, 2025, we entered into purchase agreements with certain Class A Convertible Preferred unitholders whereby we purchased a total of 7,416,196 Class A Convertible Preferred Units (the “2025 Purchased Units”) at a purchase price of $35.40 per unit. In addition, we paid a distribution of $5.1 million (or $0.6841 per 2025 Purchased Unit), which represented distributions that accrued on the 2025 Purchased Units from January 1, 2025 through March 6, 2025.
There were 15,695,722 and 23,111,918 Class A Convertible Preferred Units outstanding as of December 31, 2025 and 2024, respectively.
Net income (loss) attributable to Genesis Energy, L.P. is adjusted for distributions and returns attributable to the Class A Convertible Preferred Units that accumulate in the period. Net loss attributable to Genesis Energy, L.P. for the year ended December 31, 2025 was reduced by $71.6 million due to Class A Convertible Preferred Unit distributions that accumulated during the period and further reduced by $1.4 million due to returns attributable to the Class A Convertible Preferred Units. For the year ended December 31, 2024, Net loss attributable to Genesis Energy, L.P. was reduced by $87.6 million due to Class A Convertible Preferred Unit distributions that accumulated during the periods. For the year ended December 31, 2023, Net income attributable to Genesis Energy, L.P. was reduced by $93.9 million due to Class A Convertible Preferred Unit distributions that accumulated during the period partially offset by $3.2 million due to returns attributable to the Class A Convertible Preferred Units.
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
28

The dilutive effect of the Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income (loss) per common unit calculation for the period being presented. The numerator is adjusted for distributions declared in the period, undeclared distributions that accumulated during the period, and any returns that accumulated in the period. For the years ended December 31, 2025, 2024, and 2023, the effect of the assumed conversion of our Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table illustrates the computation of basic and diluted net income (loss) per common unit:

	Year Ended December 31,
	2025	2024	2023
Net income (loss) from continuing operations	$30,505	$(50,765)	$47,177
Less: Net income attributable to noncontrolling interests	(47,163)	(30,940)	(28,627)
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(73,006)	(87,576)	(90,725)
Net loss attributable to common unitholders from continuing operations	$(89,664)	$(169,281)	$(72,175)
Net income (loss) from discontinued operations	(423,745)	17,758	99,170
Net income (loss) attributable to common unitholders	$(513,409)	$(151,523)	$26,995

Weighted average outstanding units	122,464	122,464	122,535

Net loss attributable to common unitholders per common unit from continuing operations - Basic and Diluted	$(0.73)	$(1.38)	$(0.59)
Net income (loss) per common unit from discontinued operations - Basic and Diluted	(3.46)	0.14	0.81
Net income (loss) per common unit - Basic and Diluted	$(4.19)	$(1.24)	$0.22
14. Business Segment Information
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
Our onshore transportation and services segment provides services through a combination of purchasing, marketing, storing, and blending crude oil and transporting crude oil and refined products, primarily to crude oil refiners and producers and performs the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur and selling the related by-product, NaHS (our sulfur services business).
Substantially all of our revenues are derived from, and substantially all of our assets are located in, the United States.
Our CODM evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, and, where relevant, capital investment.
29

Segment Margin is viewed by our CODM as the primary measure that is most aligned with the measurement principles most consistent with those used in calculating the corresponding amounts in our Consolidated Financial Statements. We define Segment Margin as revenues less product costs, operating expenses (excluding non-cash gains and charges, such as depreciation, amortization and accretion and non-cash effects of our long-term incentive compensation plan), segment general and administrative expenses, all of which are net of the effects of our noncontrolling interests and only associated with our continuing operations, plus our equity in distributable cash generated by our equity investees.
Segment information for each year presented below is as follows:

Year Ended December 31, 2025	Offshore Pipeline Transportation	Marine Transportation	Onshore Transportation and Services	Total
Revenues:
External customers	$531,035	$319,498	$779,882	$1,630,415
Intersegment(1)	863	—	(863)	—
Total revenues of reportable segments(2)	$531,898	$319,498	$779,019	$1,630,415
Segment Operating Expenses	(145,005)	(204,830)	(252,017)	(601,852)
Segment Product Costs	—	—	(451,962)	(451,962)
Other Segment Items(3)	(1,199)	1,022	1,429	1,252
Segment Margin(4)	$385,694	$115,690	$76,469	$577,853

Year Ended December 31, 2024	Offshore Pipeline Transportation	Marine Transportation	Onshore Transportation and Services	Total
Total revenues of reportable segments(2)(5)	$404,919	$321,616	$934,299	$1,660,834
Segment Operating Expenses	(117,207)	(196,602)	(269,126)	(582,935)
Segment Product Costs	—	—	(599,925)	(599,925)
Other Segment Items(3)	45,074	(11)	6,105	51,168
Segment Margin(4)	$332,786	$125,003	$71,353	$529,142

Year Ended December 31, 2023	Offshore Pipeline Transportation	Marine Transportation	Onshore Transportation and Services	Total
Revenues:
External customers	$377,842	$327,464	$1,016,017	$1,721,323
Intersegment(1)	4,312	—	(4,312)	—
Total revenues of reportable segments(2)	$382,154	$327,464	$1,011,705	$1,721,323
Segment Operating Expenses	(96,025)	(218,403)	(300,921)	(615,349)
Segment Product Costs	—	—	(637,179)	(637,179)
Other Segment Items(3)	120,543	1,362	(422)	121,483
Segment Margin(4)	$406,672	$110,423	$73,183	$590,278
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
(3)Other Segment Items primarily includes adjustments related to the difference in timing of cash receipts for certain contractual agreements (applicable to our offshore pipeline transportation and onshore transportation and services segments), segment general and administrative expenses less the non-cash effects of our LTIP plans (applicable to all reportable segments), net effects of our noncontrolling interests (applicable to our offshore pipeline transportation segment), adjustments to include distributable cash generated by our equity investees (applicable to our offshore pipeline transportation and onshore transportation and services segments), and unrealized gains and losses from the valuation of our commodity derivative transactions (excluding fair value hedges) (applicable to onshore transportation and service segment).
(4)A reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin to for each year is presented below.
(5)There were no intersegment revenues for the year ended December 31, 2024.
30

Total assets by reportable segment were as follows:

	December 31, 2025	December 31, 2024
Offshore pipeline transportation	$2,755,595	$2,748,296
Marine transportation	618,474	641,082
Onshore transportation and services	1,452,971	1,401,238
Total reportable segment assets	$4,827,040	$4,790,616
Other assets	33,663	39,656
Assets held for discontinued operations	—	2,207,420
Total consolidated assets	$4,860,703	$7,037,692
Total growth and maintenance capital expenditures for fixed and intangible assets (including enhancements to existing facilities and construction of growth projects as well as contributions to equity investees) by reportable segment for the years ended December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Offshore pipeline transportation(1)	$85,728	$255,640
Marine transportation	52,383	91,752
Onshore transportation and services	6,456	16,991
Total reportable segment capital expenditures	$144,567	$364,383
Other	1,158	12,044
Total consolidated capital expenditures	$145,725	$376,427
(1)Capital expenditures in our offshore pipeline transportation segment for 2025 and 2024 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder.
Reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin:

	Year Ended December 31,
	2025	2024	2023
Income (loss) from continuing operations before income taxes	$31,311	$(48,995)	$47,633
Net income attributable to noncontrolling interests	(47,163)	(30,940)	(28,627)
Corporate general and administrative expenses	89,495	57,285	69,225
Depreciation, amortization and accretion	243,383	217,776	210,657
Interest expense, net	264,729	261,875	219,065
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	21,909	23,461	24,635
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	(117)	80	88
Other non-cash items	(15,576)	(9,169)	(13,366)
Loss on extinguishment of debt (Note 11)	9,779	15,367	4,627
Differences in timing of cash receipts for certain contractual arrangements(2)	(19,897)	(601)	56,341
Impairment expense (Note 10)	—	43,003	—
Total Segment Margin	$577,853	$529,142	$590,278
(1)Includes distributions attributable to the period and received during or promptly following such period.
(2)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.

31

15. Transactions with Related Parties
Transactions with related parties were as follows:

	Year Ended December 31,
	2025	2024	2023
Revenues:
Revenues from services and fees to Poseidon Oil Pipeline Company, LLC(1)	$19,258	$19,795	$18,713

Expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$660	$660	$660
Charges for products purchased from Poseidon Oil Pipeline Company, LLC(1)	1,073	1,136	9,124
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
Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the years ended December 31, 2025, 2024 and 2023 include $10.6 million, $10.3 million and $10.0 million, respectively, of fees we earned through the provision of services under that agreement. At December 31, 2025, and 2024, Poseidon Oil Pipeline Company, LLC owed us $4.3 million and $1.9 million for services rendered, respectively.
16. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities:

	Year Ended December 31,
	2025	2024	2023
(Increase) decrease in:
Accounts receivable	$(120,916)	$17,511	$159,426
Inventories	(23,018)	38,824	(37,566)
Deferred charges	(19,662)	(14,742)	48,835
Other current assets	2,016	21,109	(2,110)
Increase (decrease) in:
Accounts payable	104,655	434	(135,289)
Accrued liabilities	(32,260)	(32,072)	(29,122)
Net changes in components of operating assets and liabilities	$(89,185)	$31,064	$4,174
Payments of interest and commitment fees were $282.4 million, $293.9 million and $251.3 million during the years ended December 31, 2025, 2024 and 2023, respectively. We capitalized interest of $16.7 million, $47.2 million and $43.2 million during the years ended December 31, 2025, 2024 and 2023, respectively.
For the years ended December 31, 2025, 2024 and 2023 we paid income taxes, net of refunds received, to the state of Texas of $0.8 million, $1.2 million and $0.9 million, respectively.
At December 31, 2025, 2024 and 2023, we had incurred liabilities for fixed and intangible asset additions associated with our continuing operations totaling $13.0 million, $43.3 million and $79.5 million, respectively, which had not been paid at the end of the year. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Consolidated Statements of Cash Flows. The reduction observed for the
32

years ending December 31, 2025, in comparison to the corresponding prior periods, can be attributed to the completion of our offshore pipeline transportation capital projects.
17. Equity-Based Compensation Plans
2010 Long Term Incentive Plan
In 2010, we adopted the 2010 Long-Term Incentive Plan (the “2010 LTIP”). The 2010 LTIP provides for the awards of phantom units and distribution equivalent rights to members of our board of directors and employees who provide services to us. Phantom units are notional units representing unfunded and unsecured promises to pay to the participant a specified amount of cash based on the market value of our common units should specified vesting requirements be met. Distribution equivalent rights (“DERs”) are tandem rights to receive on a quarterly basis a cash amount per phantom unit equal to the amount of cash distributions paid per common unit. The 2010 LTIP is administered by the Governance, Compensation and Business Development Committee (the “G&C Committee”) of our board of directors. The G&C Committee (at its discretion) designates participants in the 2010 LTIP, determines the types of awards to grant to participants, determines the number of units to be covered by any award, and determines the conditions and terms of any award including vesting, settlement and forfeiture conditions.
The compensation cost associated with the phantom units is re-measured each reporting period based on the market value of our common units, and is recognized over the vesting period. The liability recorded for the estimated amount to be paid to the participants under the 2010 LTIP is adjusted to recognize changes in the estimated compensation cost and vesting.
During 2025, we granted 67,342 phantom units with tandem DERs at a weighted average grant fair value of $14.44 per unit. During 2024, we granted 66,462 phantom units with tandem DERs at a weighted average grant date fair value of $12.79 per unit. During 2023, we granted 74,106 phantom units with tandem DERs at a weighted average grant date fair value of $10.26 per unit. The phantom units granted for 2025, 2024, and 2023 were made only to directors. Awards to management and other key employees during these periods were made under the 2018 LTIP plan and were not equity-based awards.
A summary of our phantom unit activity for our service-based awards to our directors is set forth below:

	Service-Based Awards
	Number of Phantom Units	Average Grant Date Fair Value	Total Value (in thousands)
Unvested at December 31, 2022	220,132	$8.97	$1,975
Granted	74,106	10.26	760
Settled	(177,640)	7.46	(1,325)
Unvested at December 31, 2023	116,598	12.09	1,410
Granted	66,462	12.79	850
Settled	(116,598)	12.15	(1,417)
Unvested at December 31, 2024	66,462	12.69	843
Granted	67,342	14.44	972
Settled	(66,462)	12.79	(850)
Unvested at December 31, 2025	67,342	$14.34	$966
We recorded compensation expense of $1.4 million, $0.8 million, and $1.2 million for the years ended December 31, 2025, 2024 and 2023, respectively, included in “General and administrative expenses” on the Consolidated Statements of Operations. Our liability for these awards totaled $1.1 million and $0.7 million at December 31, 2025 and 2024, respectively, and is included within “Accrued liabilities” on the Consolidated Balance Sheets.
33

18. Major Customers and Credit Risk
Due to the nature of our onshore transportation and services operations, a disproportionate percentage of our trade receivables constitute obligations of refiners, large crude oil producers and integrated oil companies. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that our customers could be affected by similar changes in economic, industry or other conditions. However, we believe that the credit risk posed by this industry concentration is offset by the creditworthiness of our customer base. Our portfolio of accounts receivable in this operation (as well as in our offshore pipeline transportation, marine transportation, and sulfur services businesses) is comprised in large part of accounts owed by integrated and large independent energy companies with stable payment histories. The credit risk related to contracts which are exchange-traded is limited due to daily margin requirements of the exchange. A change in supply and/or demand could adversely affect our operating results.
We have established various procedures to manage our credit exposure, including initial credit approvals, credit limits, collateral requirements and rights of offset. Letters of credit, prepayments and guarantees are also utilized to limit credit risk to ensure that our established credit criteria are met.
No single customer exceeded 10% of total consolidated revenues during 2025. During 2024 and 2023, our largest customer was Shell, which accounted for approximately 11% and 13%, respectively, of total consolidated revenues.
19. Derivatives
Crude Oil Hedges
We have exposure to commodity price changes related to our crude oil inventory and purchase commitments. We utilize derivative instruments (futures, options, basis differentials and swap contracts) to hedge our exposure to crude oil. Our decision as to whether to designate derivative instruments as fair value hedges for accounting purposes relates to our expectations of the length of time we expect to have the commodity price exposure and our expectations as to whether the derivative contract will qualify as highly effective under accounting guidance in limiting our exposure to commodity price risk. We recognize any changes in the fair value of our derivative contracts as increases or decreases in “Onshore transportation and services product costs” in the Consolidated Statements of Operations. The recognition of changes in fair value of the derivative contracts not designated as hedges for accounting purposes can occur in reporting periods that do not coincide with the recognition of gain or loss on the actual transaction being hedged. Therefore, we will, on occasion, report gains or losses in one period that will be partially offset by gains or losses in a future period when the hedged transaction is completed.
We have designated certain crude oil futures contracts as hedges of crude oil inventory due to our expectation that these contracts will be highly effective in hedging our exposure to fluctuations in crude oil prices during the period that we expect to hold that inventory. We account for these derivative instruments as fair value hedges under the accounting guidance. Changes in the fair value of these derivative instruments designated as fair value hedges are used to offset related changes in the fair value of the hedged crude oil inventory. Any hedge ineffectiveness in these fair value hedges and any amounts excluded from effectiveness testing are recorded as a gain or loss within “Onshore transportation and services product costs” in the Consolidated Statements of Operations.
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
As of December 31, 2025, we had a net broker receivable of approximately $0.8 million (consisting of initial margin of $0.7 million increased by $0.1 million of variation margin).  As of December 31, 2024, we had a net broker receivable of approximately $0.9 million (consisting of initial margin of $1.1 million decreased by $0.2 million of variation margin).  At December 31, 2025 and December 31, 2024, none of our outstanding derivative contracts contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
34

At December 31, 2025, we had the following outstanding derivative contracts that were entered into to economically hedge inventory, fixed price purchase commitments or forecasted purchases.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	178	—
Weighted average contract price per Bbl	$58.06	$—
Not qualifying or not designated as hedges under accounting rules:
Crude oil spread swaps:
Contract volumes (1,000 Bbls)	50	—
Weighted average contract price per Bbl	$0.49	$—
Crude oil options:
Contract volumes (1,000 Bbls)	40	—
Weighted average premium received/paid	$0.05	$—
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
The following table summarizes the accounting treatment and classification of our derivative instruments on our Consolidated Financial Statements.

Derivative Instrument	Hedged Risk	Impact of Unrealized Gains and Losses
		Consolidated Balance Sheets	Consolidated Statements of Operations

Designated as hedges under accounting guidance:
Crude oil futures contracts (fair value hedge)	Volatility in crude oil prices - effect on market value of inventory	Derivatives are recorded in “Current Assets - Other” (offset against margin deposits) and offsetting change in fair value of inventory is recorded in “Inventories”	Excess, if any, over effective portion of hedge is recorded in “Onshore transportation and services product costs”

Effective portion is offset in cost of sales against change in value of inventory being hedged
Not qualifying or not designated as hedges under accounting guidance:
Hedges consisting of crude oil futures, forward contracts, swaps and put and call options	Volatility in crude oil prices - effect on market value of inventory, fixed price purchase commitments or forecasted purchases	Other derivatives are recorded in “Current Assets - Other” (offset against margin deposits)	Entire amount of change in fair value of derivative is recorded in “Onshore transportation and services costs - product costs”

35

The following tables reflect the estimated fair value position of our derivatives at December 31, 2025 and 2024:
Fair Value of Derivative Assets and Liabilities

		Fair Value
	Consolidated Balance Sheets Location	December 31, 2025	December 31, 2024
Asset Derivatives:
Commodity derivatives—futures and put and call options (undesignated hedges):
Gross amount of recognized assets	Current Assets - Other; Accounts receivable - trade, net	$59	$96
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other(1)	(8)	(96)
Net amount of assets presented in the Consolidated Balance Sheets	Accounts receivable - trade, net	$51	$—
Commodity derivatives—futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$156	$94
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other(1)	(156)	(94)
Net amount of assets presented in the Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Commodity derivatives—futures and put and call options (undesignated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$—	$(182)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other(1)	—	182
Net amount of liabilities presented in the Consolidated Balance Sheets		$—	$—
Commodity derivatives—futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(19)	$(637)
Gross amount offset in the Consolidated Balance Sheets	Current Assets - Other(1)	19	637
Net amount of liabilities presented in the Consolidated Balance Sheets		$—	$—

(1)As noted above, our exchange-traded derivatives are transacted through brokerage accounts and subject to margin requirements. We offset fair value amounts recorded for our exchange-traded derivative contracts against required margin deposits recorded in our Consolidated Balance Sheets under “Current Assets - Other”.

36

Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income (Loss)
		Year Ended December 31,
	Consolidated Statements of Operations Location	2025	2024	2023
Commodity derivatives—futures and options:
Contracts designated as hedges under accounting guidance	Onshore transportation and services product costs	$1,603	$(1,370)	$617
Contracts not considered hedges under accounting guidance	Onshore transportation and services product costs	(443)	(547)	(1,266)
Total commodity derivatives		$1,160	$(1,917)	$(649)
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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity derivatives:
Assets	$164	$51	$—	$190	$—	$—
Liabilities	$(19)	$—	$—	$(819)	$—	$—
Our commodity derivatives include exchange-traded futures and exchange-traded options contracts. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a Level 2 input in the fair value hierarchy at December 31, 2025.
Nonfinancial Assets and Liabilities
We utilize fair value on a non-recurring basis to perform impairment tests as required on our property, plant and equipment, goodwill and intangible assets. Assets and liabilities acquired in business combinations are recorded at their fair value as of the date of acquisition. The inputs used to determine such fair value are primarily based upon internally developed cash flow models and would generally be classified as Level 3, in the event that we were required to measure and record such assets within our Consolidated Financial Statements.
37

When performing a quantitative assessment of our goodwill as part of our annual evaluation (see Note 2), we use Level 3 inputs to estimate the fair value of our sulfur services reporting unit using the income approach. This includes assumptions regarding future cash flows based on projected sales volumes and pricing, the terminal value and discount rate. Changes to any one or a combination of these factors would result in a change to the reporting unit fair value, which could lead to future impairment charges.
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
Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility approximates fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At December 31, 2025 our senior unsecured notes had a carrying value of $3.1 billion and fair value of $3.2 billion, compared to a carrying value of $3.5 billion and fair value of $3.5 billion at December 31, 2024. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
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
A few of our operations are owned by wholly-owned corporate subsidiaries that are taxable as corporations. During 2025, we paid state income taxes on these operations.
38

Our income tax expense is as follows:

	Year Ended December 31,
	2025	2024	2023
Current:
State	176	965	784
Foreign	57	56	52
Total current income tax expense	$233	$1,021	$836
Deferred:
Federal	$467	$610	$248
State	106	139	(628)
Total deferred income tax expense (benefit)	$573	$749	$(380)
Total income tax expense	$806	$1,770	$456

Deferred income taxes relate to temporary differences based on tax laws and statutory rates that were enacted at the balance sheet date. Deferred tax assets and liabilities consist of the following:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards - Federal	$9,746	$10,695
Net operating loss carryforwards - State	2,443	2,580
Other	4,949	3,882
Total long-term deferred tax asset	17,138	17,157
Valuation allowances	(5,731)	(4,938)
Total deferred tax assets	$11,407	$12,219
Deferred tax liabilities:
Long-term:
Fixed assets	$(1,652)	$(1,799)
Intangible assets	(27,033)	(27,033)
Other	(127)	38
Total long-term liability	(28,812)	(28,794)
Total deferred tax liabilities	$(28,812)	$(28,794)
Total net deferred tax liability	$(17,405)	$(16,575)
We record a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character in the future and in the appropriate taxing jurisdictions.
39

The reconciliation between the partnership’s effective tax rate on income (loss) from operations and the statutory tax rate is as follows:

	Year Ended December 31,
	2025		2024		2023
	(in thousands)	Percent	(in thousands)	Percent	(in thousands)	Percent
Income (loss) from continuing operations before income taxes	$31,311		$(48,995)		$47,633

Tax expense (benefit) at federal statutory rate	$6,575	21.0%	$(10,289)	21.0%	$10,003	21.0%
Partnership income (loss) not subject to federal income tax	(6,757)	(21.6)%	9,960	(20.3)%	(9,381)	(19.7)%
State and local income tax (benefit), net of federal effect	117	0.4%	1,316	(2.7)%	(415)	(0.9)%
Foreign income taxes	57	0.2%	56	(0.1)%	52	0.1%
Valuation allowance	699	2.2%	853	(1.7)%	323	0.7%
Other	115	0.4%	(126)	0.3%	(126)	(0.3)%
Income tax expense	$806	2.6%	$1,770	(3.6)%	$456	1.0%

At December 31, 2025, 2024 and 2023, we had no uncertain tax positions.
23. Subsequent Events
On February 3, 2026, we entered into a purchase agreement with one of our Class A Convertible Preferred unitholders whereby we purchased 741,620 Class A Convertible Preferred Units at a purchase price of $33.71 per unit (the “2026 Purchased Units”). In addition, we paid a distribution of $0.3 million (or $0.3473 per 2026 Purchased Unit), which represented distributions that accrued on the 2026 Purchased Units from January 1, 2026 through February 2, 2026.

40