Form 10-Q
period 2026-03-31
GENESIS ENERGY LP
filed 2026-05-07
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,424,321 Class A Common Units and 39,997 Class B Common Units outstanding as of May 7, 2026.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,210	$6,437
Accounts receivable - trade, net	628,603	608,221
Inventories	39,224	55,366
Other	30,782	17,442
Total current assets	702,819	687,466
FIXED ASSETS, at cost	5,382,525	5,374,060
Less: Accumulated depreciation	(1,951,203)	(1,908,737)
Net fixed assets	3,431,322	3,465,323
EQUITY INVESTEES	215,610	218,631
INTANGIBLE ASSETS, net of amortization	73,323	75,606
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	56,839	57,670
OTHER ASSETS, net of amortization	54,842	54,048
TOTAL ASSETS	$4,836,714	$4,860,703
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$508,348	$490,712
Accrued liabilities	212,355	208,980
Total current liabilities	720,703	699,692
SENIOR SECURED CREDIT FACILITY	74,100	6,400
SENIOR UNSECURED NOTES, net of debt issuance costs and discount	3,102,076	3,040,415
DEFERRED TAX LIABILITIES	17,217	17,405
OTHER LONG-TERM LIABILITIES	387,112	388,707
Total liabilities	4,301,208	4,152,619

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 11,690,975 and 15,695,722 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	411,547	552,523

PARTNERS’ CAPITAL (DEFICIT):
Common unitholders, 122,464,318 units issued and outstanding at March 31, 2026 and December 31, 2025	(343,173)	(314,346)
Noncontrolling interests	467,132	469,907
Total partners’ capital	123,959	155,561
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$4,836,714	$4,860,703
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended March 31,
	2026	2025
REVENUES:
Offshore pipeline transportation	$147,281	$108,887
Marine transportation	80,045	80,644
Onshore transportation and services	219,229	208,780
Total revenues	446,555	398,311
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	43,170	32,936
Marine transportation operating costs	52,121	50,889
Onshore transportation and services product costs	140,093	127,691
Onshore transportation and services operating costs	58,125	68,009
General and administrative	17,524	40,642
Depreciation and amortization	58,909	56,171
Total costs and expenses	369,942	376,338
OPERATING INCOME	76,613	21,973
Equity in earnings of equity investees	14,162	12,492
Interest expense, net	(67,978)	(70,038)
Other expense	(3,540)	(844)
Income (loss) from continuing operations before income taxes	19,257	(36,417)
Income tax expense	(112)	(144)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	19,145	(36,561)
DISCONTINUED OPERATIONS (Note 4):
Income from discontinued operations, net of tax	—	8,448
Loss from disposal of discontinued operations	—	(432,193)
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	(423,745)
NET INCOME (LOSS)	19,145	(460,306)
Net income attributable to noncontrolling interests	(12,345)	(8,769)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$6,800	$(469,075)
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(13,583)	(28,402)
NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS	$(6,783)	$(497,477)

Net loss attributable to common unitholders per common unit from continuing operations - Basic and Diluted (Note 12)	$(0.06)	$(0.60)
Net loss per common unit - Basic and Diluted (Note 12)	$(0.06)	$(4.06)

WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,464	122,464
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$19,145	$(460,306)
Other comprehensive income:
Decrease in benefit plan liability held for discontinued operations	—	69
Total Comprehensive income (loss)	19,145	(460,237)
Comprehensive income attributable to noncontrolling interests	(12,345)	(8,769)
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$6,800	$(469,006)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)

	Number of Common Units	Partners’ Capital (Deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital (deficit), December 31, 2025	122,464	$(314,346)	$469,907	$—	$155,561
Net income	—	6,800	12,345	—	19,145
Cash distributions to partners	—	(22,044)	—	—	(22,044)
Cash distributions to noncontrolling interests	—	—	(16,920)	—	(16,920)
Cash contributions from noncontrolling interests	—	—	1,800	—	1,800
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(13,583)	—	—	(13,583)
Partners’ capital (deficit), March 31, 2026	$122,464	$(343,173)	$467,132	$—	$123,959

	Number of Common Units	Partners’ Capital (Deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, December 31, 2024	122,464	$279,891	$412,817	$9,486	$702,194
Net income (loss)	—	(469,075)	8,769	—	(460,306)
Cash distributions to partners	—	(20,207)	—	—	(20,207)
Cash distributions to noncontrolling interests	—	—	(11,151)	—	(11,151)
Cash contributions from noncontrolling interests	—	—	7,767	—	7,767
Contribution due from noncontrolling interests			7,200		7,200
Other comprehensive income	—	—	—	69	69
Disposal of benefit plan held for discontinued operations	—	—	—	(9,555)	(9,555)
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(28,402)	—	—	(28,402)
Partners’ capital (deficit), March 31, 2025	122,464	$(237,793)	$425,402	$—	$187,609
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,145	$(460,306)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation, depletion and amortization	58,909	75,033
Amortization and write-off of debt issuance costs, premium and discount	5,779	3,857
Loss from disposal of discontinued operations (Note 4)	—	432,193
Equity in earnings of investments in equity investees	(14,162)	(12,492)
Cash distributions of earnings of equity investees	14,038	12,432
Non-cash effect of long-term incentive compensation plans	(137)	2,485
Deferred and other tax liabilities	(188)	(113)
Unrealized losses (gains) on derivative transactions	815	(71)
Other, net	3,727	4,155
Net changes in components of operating assets and liabilities (Note 15)	(6,188)	(32,368)
Net cash provided by operating activities	81,738	24,805
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(26,058)	(81,567)
Proceeds from disposal of discontinued operations, net of cash divested (Note 4)	—	996,642
Cash distributions received from equity investees - return of investment	5,645	6,152
Investments in equity investees	(2,776)	—
Proceeds from asset sales	68	116
Net cash provided by (used in) investing activities	(23,121)	921,343
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	357,100	249,000
Repayments on senior secured credit facility	(289,400)	(540,000)
Proceeds from issuance of senior unsecured notes (Note 10)	750,000	—
Repayment of senior unsecured notes (Note 10)	(679,877)	—
Debt issuance costs	(15,907)	(1,447)
Contributions from noncontrolling interests	1,800	7,767
Distributions to noncontrolling interests	(16,920)	(11,151)
Distributions to common unitholders	(22,044)	(20,207)
Distributions to Class A Convertible Preferred unitholders (Note 11)	(17,359)	(26,968)
Redemption of Class A Convertible Preferred Units (Note 11)	(137,200)	(262,500)
Other, net	8,963	7,166
Net cash used in financing activities	(60,844)	(598,340)
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,227)	347,808
Cash, cash equivalents and restricted cash at beginning of period	6,437	29,552
Cash, cash equivalents, and restricted cash at beginning of period: discontinued operations	—	22,200
Cash and cash equivalents at beginning of period: continuing operations	6,437	7,352
Cash and cash equivalents at end of period	$4,210	$377,360
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
On February 28, 2025, we completed the sale of our trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling business based in Wyoming (the “Alkali Business”) for a gross purchase price of approximately $1.425 billion. We determined that the exit from the Alkali Business and its operations in Wyoming represented a strategic and geographic shift that met the criteria for discontinued operations (see Note 4 for further discussion). Accordingly, we have separately reported the operations from the Alkali Business in the Unaudited Condensed Consolidated Statement of Operations as discontinued operations for the three months ending March 31, 2025. The disclosures included within the accompanying notes to the Unaudited Condensed Consolidated Financial Statements are representative of our continuing operations.
Our results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. The Unaudited Condensed Consolidated Financial Statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they reflect all adjustments (which consist solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial results for interim periods. Certain information and notes normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading when read in conjunction with the information contained in the periodic reports we file with the SEC pursuant to the Securities Exchange Act of 1934, including the Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025 (our “Annual Report”).
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

All other new accounting pronouncements that have been issued, but not yet effective, are currently being evaluated and at this time are not expected to have a material impact on our financial position or results of operations.
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31, 2026
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$147,281	$80,045	$15,519	$242,845
Product sales	—	—	188,612	188,612
Sulfur services	—	—	15,098	15,098
Total revenues	$147,281	$80,045	$219,229	$446,555

	Three Months Ended March 31, 2025
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$108,887	$80,644	$13,505	$203,036
Product sales	—	—	174,263	174,263
Sulfur services	—	—	21,012	21,012
Total revenues	$108,887	$80,644	$208,780	$398,311
We recognize revenue upon the satisfaction of the performance obligations per our contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time for delivery of products.
Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at March 31, 2026 and December 31, 2025:

	Contract Assets		Contract Liabilities
	Current Assets - Other	Other Assets, net of amortization	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2025	$32	$7,469	$26,982	$78,946
Balance at March 31, 2026	1,692	5,822	29,614	76,945
For the three months ended March 31, 2026 and 2025, we recognized revenue of $5.7 million and $11.0 million, respectively, that was included in contract liabilities at the beginning of the period.

Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the aggregate amount of our transaction prices that are allocated to unsatisfied performance obligations as of March 31, 2026. However, ASC 606 provides the following optional exemptions that we have utilized:
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
The majority of our contracts qualify for at least one of these exemptions and we apply the exemption(s) accordingly. For contracts that do not qualify for at least one of the aforementioned exemptions, which are those that involve revenue recognition over a long-term period and include long-term fixed consideration (adjusted for indexing as required), we determined the allocation of transaction price that relate to unsatisfied performance obligations. As it relates to our tiered pricing offshore transportation contracts, we provide firm capacity for both fixed and variable consideration over a long-term period. In our onshore transportation and services segment, we have certain contractual arrangements in which we receive fixed minimum payments for our obligation to provide minimum capacity on our pipelines and related assets.  Therefore, we have allocated the remaining contract value (as estimated and discussed above) to future periods for these contracts.
The following chart summarizes how we expect to recognize revenue for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Transportation and Services
Remainder of 2026	$156,605	$22,549
2027	145,344	12,913
2028	64,211	10,000
2029	32,378	2,500
2030	23,142	—
Thereafter	67,015	—
Total	$488,695	$47,962

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
A reconciliation of the line items constituting pretax income from discontinued operations to net loss from discontinued operations, net of tax, is as follows:

	Three Months Ended March 31,
	2026	2025
Major classes of line items constituting net loss from discontinued operations:
Revenues	$—	$200,532
Operating costs	—	(168,871)
General and administrative	—	(156)
Depreciation, depletion and amortization	—	(18,862)
Interest expense, net	—	(4,179)
Pretax income from discontinued operations	—	8,464
Loss from the sale of the Alkali Business	—	(432,193)
Total pretax loss from discontinued operations	—	(423,729)
Income tax expense	—	(16)
Net loss from discontinued operations, net of tax	$—	$(423,745)

A summary of our cash flows associated with our discontinued operations is as follows:

	Three Months Ended March 31,
	2026	2025
Net cash flows provided by operating activities	$—	$31,453
Net cash flows used in investing activities	—	(11,666)
Net cash flows used in financing activities	—	—

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
Operating Leases
During the three months ended March 31, 2026 and 2025, we acted as a lessor in a revenue contract associated with our 330,000 barrel-capacity ocean going tanker, the M/T American Phoenix, included in our marine transportation segment. Our lease revenues for this arrangement were $7.5 million and $7.2 million for the three months ended March 31, 2026 and 2025, respectively.
The M/T American Phoenix is under contract through mid-2027. For the remainder of 2026, and through the expiration of the contract in 2027, we expect to receive undiscounted cash flows from lease payments of $23.1 million and $15.2 million, respectively. Our agreements generally contain clauses that may limit the use of the asset or require certain actions be taken by the lessee to maintain the asset for future performance.
6. Inventories
The major components of inventories were as follows:

	March 31, 2026	December 31, 2025
Crude oil	$17,868	$33,665
NaHS	13,051	13,247
Caustic soda	8,305	8,454
Total	$39,224	$55,366
Inventories are valued at the lower of cost or net realizable value. There was no adjustment to the net realizable value of inventories as of March 31, 2026. As of December 31, 2025, the net realizable value of inventories was below cost by $0.7 million, which triggered a reduction of the value of inventory in our Consolidated Financial Statements by this amount.
7. Fixed Assets and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	March 31, 2026	December 31, 2025
Crude oil and natural gas pipelines and related assets	$3,850,816	$3,845,631
Onshore facilities, machinery and equipment	291,756	291,896
Transportation equipment	23,937	24,026
Marine vessels	1,069,577	1,073,262
Land, buildings and improvements	88,629	88,629
Office equipment, furniture and fixtures	10,403	10,317
Construction in progress	21,510	13,634
Other	25,897	26,665
Fixed assets, at cost	5,382,525	5,374,060
Less: Accumulated depreciation	(1,951,203)	(1,908,737)
Net fixed assets	$3,431,322	$3,465,323
Our depreciation expense for the periods presented was as follows:

	Three Months Ended March 31,
	2026	2025
Depreciation expense	$56,378	$53,600

Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2025:

ARO liability balance, December 31, 2025	$266,348
Accretion expense	2,239
Settlements	(279)
ARO liability balance, March 31, 2026	$268,308
At March 31, 2026 and December 31, 2025, $24.2 million and $24.3 million, respectively, are included as current in “Accrued liabilities” on our Unaudited Condensed Consolidated Balance Sheets. The remainder of the ARO liability as of March 31, 2026 and December 31, 2025 is included in “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheets.
Certain of our unconsolidated affiliates have AROs recorded at March 31, 2026 and December 31, 2025 relating to contractual agreements and regulatory requirements. In addition, certain entities that we consolidate have non-controlling interest owners that are responsible for their representative share of future costs of the related ARO. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
8. Equity Investees
We account for our ownership in certain of our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At March 31, 2026 and December 31, 2025, the unamortized excess cost amounts totaled $259.3 million and $262.8 million, respectively. We amortize the differences in carrying value as changes in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended March 31,
	2026	2025
Genesis’ share of operating earnings	$17,728	$16,058
Amortization of differences attributable to Genesis’ carrying value of equity investments	(3,566)	(3,566)
Equity in earnings of equity investees	$14,162	$12,492
Distributions received(1)	$19,683	$18,584
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

9. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Offshore pipeline contract intangibles	$158,101	$88,758	$69,343	$158,101	$86,678	$71,423
Other	23,408	19,428	3,980	23,160	18,977	4,183
Total	$181,509	$108,186	$73,323	$181,261	$105,655	$75,606

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended March 31,
	2026	2025
Amortization of intangible assets	$2,531	$2,570
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2026	$7,442
	2027	9,423
	2028	8,715
	2029	8,634
	2030	8,542
10. Debt
Our obligations under debt arrangements consisted of the following:

	March 31, 2026			December 31, 2025
	Principal	Unamortized Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Discount and Debt Issuance Costs	Net Value
Senior secured credit facility(1)	$74,100	$—	$74,100	$6,400	$—	$6,400
7.750% senior unsecured notes due 2028	—	—	—	679,360	3,123	676,237
8.250% senior unsecured notes due 2029	600,000	9,849	590,151	600,000	10,690	589,310
8.875% senior unsecured notes due 2030	500,000	5,358	494,642	500,000	5,690	494,310
7.875% senior unsecured notes due 2032	700,000	9,531	690,469	700,000	9,919	690,081
8.000% senior unsecured notes due 2033	600,000	9,200	590,800	600,000	9,523	590,477
6.750% senior unsecured notes due 2034	750,000	13,986	736,014	—	—	—
Total long-term debt	$3,224,100	$47,924	$3,176,176	$3,085,760	$38,945	$3,046,815
(1)Unamortized debt issuance costs associated with our senior secured credit facility (included in “Other Assets, net of amortization” on the Unaudited Condensed Consolidated Balance Sheets), were $8.2 million and $5.4 million as of March 31, 2026 and December 31, 2025, respectively.

Senior Secured Credit Facility
On March 4, 2026, we entered into the Eighth Amended and Restated Credit Agreement (our “credit agreement”) to replace our Seventh Amended and Restated Credit Agreement. The credit agreement provides for a $900 million senior secured revolving credit facility that expires on March 4, 2031, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, provided that if more than $150 million of our 8.250% senior unsecured notes due January 15, 2029 (the “2029 Notes”) remain outstanding as of October 16, 2028, the credit agreement matures on such date or if more than $150 million of our 8.875% senior unsecured notes due April 15, 2030 (the “2030 Notes”) remain outstanding as of January 14, 2030, the credit agreement matures on such date.
The credit agreement also defines certain terms and covenants including: (i) the maximum Consolidated Leverage Ratio covenant (our “leverage ratio”) as (A) 5.75 to 1.00 for the fiscal quarters ending March 31, 2026 through December 31, 2027 and (B) 5.50 to 1.00 thereafter; (ii) the minimum Consolidated Interest Coverage Ratio covenant as (A) 2.00 to 1.00 for the fiscal quarters ending March 31, 2026 through December 31, 2026, (B) 2.15 to 1.00 for the fiscal quarters ending March 31, 2027 through December 31, 2027, and (C) 2.25 to 1.00 thereafter; and (iii) the maximum Senior Secured Leverage Ratio as 2.50 to 1.00.
At March 31, 2026, the key terms for rates under our senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•The interest rate on borrowings may be based on an alternate base rate or Term Secured Overnight Financing Rate (“SOFR”), at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our credit agreement) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. The Adjusted Term SOFR is equal to the sum of (a) the Term SOFR rate (as defined in our credit agreement) for such period plus (b) the Term SOFR Adjustment of 0.1% plus (c) the applicable margin. The applicable margin varies from 1.25% to 2.50% on alternate base rate borrowings and from 2.25% to 3.50% on Term SOFR borrowings depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At March 31, 2026, the applicable margins on our borrowings were 2.50% for alternate base rate borrowings and 3.50% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fee rates range from 2.25% to 3.50% based on our leverage ratio as computed under the credit agreement and can fluctuate quarterly. At March 31, 2026, our letter of credit rate was 3.50%.
•We pay a commitment fee on the unused portion of the senior secured credit facility. The commitment fee rates on the unused committed amount range from 0.30% to 0.50% per annum depending on our leverage ratio. At March 31, 2026, our commitment fee rate on the unused committed amount was 0.50%.
•We have the ability to increase the aggregate size of the senior secured credit facility up to $1.3 billion, in the form of additional revolving commitments or an incremental term loan, subject to lender consent and certain other customary conditions.
At March 31, 2026, we had $74.1 million borrowed under our senior secured credit facility. Our inventory financing sublimit as of March 31, 2026 was $17.9 million of the maximum allowed of $200 million. Our credit agreement allows up to $50 million of the capacity to be used for letters of credit, of which $6.8 million was outstanding at March 31, 2026. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings, periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our senior secured credit facility at March 31, 2026 was $819.1 million, subject to compliance with covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.

Senior Unsecured Notes Transactions
On March 4, 2026, we issued $750.0 million in aggregate principal amount of 6.750% senior unsecured notes due March 15, 2034 (the “2034 Notes”). Interest payments are due March 15 and September 15 of each year, beginning on September 15, 2026. The issuance of our 2034 Notes generated net proceeds of approximately $735.9 million, net of issuance costs incurred. The net proceeds were used to purchase $416.1 million in principal of our 7.750% senior unsecured notes due February 1, 2028 (the “2028 Notes”) and pay the accrued interest, tender premium and fees on the notes that were validly tendered in the tender offer that ended March 20, 2026, and redeem the remaining $263.3 million outstanding in principal on our 2028 Notes and pay the related accrued interest on those redeemed notes on March 22, 2026 in accordance with the indentures governing the 2028 Notes. In addition, the remaining net proceeds from the issuance of our 2034 Notes were used to purchase a portion of the outstanding Class A Convertible Preferred Units (as further discussed in Note 11). We incurred a loss of $3.4 million associated with the tender premium and fees and the write-off of the related unamortized debt issuance costs on our 2028 Notes, which is recorded as “Other expense” in our Unaudited Condensed Consolidated Statement of Operations for the three months ended March 31, 2026.
Our $3.2 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), except for certain immaterial subsidiaries. The immaterial non-Guarantor Subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries.
11. Partners’ Capital (Deficit), Mezzanine Capital and Distributions
At March 31, 2026, our outstanding common units consisted of 122,424,321 Class A Common Units and 39,997 Class B Common Units. The Class A Common Units are traditional common units in us. The Class B Common Units are identical to the Class A Common Units and, accordingly, have voting and distribution rights equivalent to those of the Class A Common Units, and, in addition, the Class B Common Units have the right to elect all of our board of directors and are convertible into Class A Common Units under certain circumstances, subject to certain exceptions. At March 31, 2026, we had 11,690,975 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
In an effort to return capital to our investors, we announced a common equity repurchase program (the “Repurchase Program”) on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be canceled. The Repurchase Program will be reviewed no later than December 31, 2026 and may be suspended or discontinued at any time prior thereto. We did not repurchase any Class A Common Units for the three months ending March 31, 2026 or during 2025.
Distributions
We paid, or will pay, the following cash distributions to our common unitholders in 2025 and 2026:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2025
1st Quarter	May 15, 2025	$0.1650	$20,207
2nd Quarter	August 14, 2025	$0.1650	$20,207
3rd Quarter	November 14, 2025	$0.1650	$20,207
4th Quarter	February 13, 2026	$0.1800	$22,044
2026
1st Quarter(1)	May 15, 2026	$0.1800	$22,044
(1)This distribution was declared in April 2026 and will be paid to unitholders of record as of April 30, 2026.

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
As of March 31, 2026, we will not be required to further adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would be redeemed. Once redemption becomes probable, we would adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date redemption first becomes probable and the date the units could first be redeemed.
Class A Convertible Preferred Units Transactions and Distributions
On March 6, 2025, we entered into purchase agreements with certain Class A Convertible Preferred unitholders whereby we purchased a total of 7,416,196 Class A Convertible Preferred Units at a purchase price of $35.40 per unit. In addition, we paid a distribution of $5.1 million (or $0.6841 per unit), which represented distributions that accrued on these purchased units from January 1, 2025 through March 6, 2025.
On February 3, 2026, we entered into a purchase agreement with one of our Class A Convertible Preferred unitholders whereby we purchased 741,620 Class A Convertible Preferred Units at a purchase price of $33.71 per unit. In addition, we paid a distribution of $0.3 million (or $0.3473 per unit), which represented the distributions that accrued on these purchased units from January 1, 2026 through February 3, 2026.
On March 6, 2026, we entered into a purchase agreement with one of our Class A Convertible Preferred unitholders whereby we purchased 3,263,127 Class A Convertible Preferred Units at a purchase price of $34.38 per unit. In addition, we paid a distribution of $2.2 million (or $0.6841 per unit), which represented distributions that accrued on these purchased units from January 1, 2026 through March 6, 2026.
There were 11,690,975 and 15,695,722 Class A Convertible Preferred Units outstanding as of March 31, 2026 and December 31, 2025, respectively.
Net Income (Loss) Attributable to Common Unitholders is adjusted for distributions paid and returns attributable to the Class A Convertible Preferred Units in the period. Net Income (Loss) Attributable to Common Unitholders was reduced by $17.4 million and $27.0 million for the three months ending March 31, 2026 and 2025, respectively, due to Class A Convertible Preferred Unit distributions paid in the period (Class A Convertible Preferred Unit distributions are summarized in the table below). For the three months ended March 31, 2026, Net Income Attributable to Common Unitholders was increased by $3.8 million due to returns attributable to the Class A Convertible Preferred Units that accumulated in the period. For the three months ended March 31, 2025, Net Loss Attributable to Common Unitholders was further reduced by $1.4 million due to returns attributable to the Class A Convertible Preferred Units that accumulated in the period.
We paid, or will pay, by the dates noted below, the following cash distributions to our Class A Convertible Preferred unitholders in 2025 and 2026:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2025
1st Quarter(1)	May 15, 2025	$0.9473	$19,942
2nd Quarter	August 14, 2025	$0.9473	$14,868
3rd Quarter	November 14, 2025	$0.9473	$14,868
4th Quarter	February 13, 2026	$0.9473	$14,868
2026
1st Quarter(2)(3)(4)	May 15, 2026	$0.9473	$13,565

(1)Approximately $5.1 million of this distribution was associated with certain Class A Convertible Preferred Units purchased in this period and paid on March 6, 2025.
(2)Approximately $0.3 million of this distribution was associated with certain Class A Convertible Preferred Units purchased in this period and paid on February 3, 2026.
(3)Approximately $2.2 million of this distribution was associated with certain Class A Convertible Preferred Units purchased in this period and paid on March 6, 2026.
(4)Approximately $11.1 million of this distribution was declared in April 2026 and will be paid to unitholders of record as of April 30, 2026.
Noncontrolling Interests
We own a 64% membership interest in Cameron Highway Oil Pipeline Company, LLC (“CHOPS”) and are the operator of its pipeline and associated assets (the “CHOPS Pipeline”). We also own an 80% membership interest in Independence Hub, LLC. For financial reporting purposes, the assets and liabilities of these entities are consolidated with those of our own, with any third party or affiliate interest in our Unaudited Condensed Consolidated Balance Sheets amounts shown as noncontrolling interests in Partners’ Capital (Deficit).
12. Net Income (Loss) Per Common Unit
Basic net income (loss) per common unit is computed by dividing net income (loss) attributable to Genesis Energy, L.P., after considering income attributable to our Class A Convertible Preferred unitholders, by the weighted average number of common units outstanding.
The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income (loss) per common unit calculation for the period being presented. The numerator is adjusted for distributions declared in the period, undeclared distributions that accumulated during the period, and any returns that accumulated in the period. For the three months ended March 31, 2026 and 2025, the effect of the assumed conversion of the Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table illustrates the computation of basic and diluted net loss per common unit:

	Three Months Ended March 31,
	2026	2025
Net income (loss) from continuing operations	$19,145	$(36,561)
Less: Net income attributable to noncontrolling interests	(12,345)	(8,769)
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(13,583)	(28,402)
Net loss attributable to common unitholders from continuing operations	(6,783)	(73,732)
Net loss from discontinued operations	—	(423,745)
Net loss attributable to common unitholders	$(6,783)	$(497,477)

Weighted average outstanding units	122,464	122,464

Net loss attributable to common unitholders per common unit from continuing operations - Basic and Diluted	$(0.06)	$(0.60)
Net loss per common unit from discontinued operations - Basic and Diluted	—	(3.46)
Net loss per common unit - Basic and Diluted	$(0.06)	$(4.06)

13. Business Segment Information
We manage our businesses through three divisions that constitute our reportable segments. Our reportable segments are primarily organized around the different products and services we provide to our customers and include the following: (i) offshore pipeline transportation; (ii) marine transportation; and (iii) onshore transportation and services.
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
Our chief operating decision maker, who is our Chief Executive Officer (our “CODM”), evaluates segment performance based on a variety of measures including Segment Margin, segment volumes, and, where relevant, capital investment.
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
Segment information for the periods presented below was as follows:

	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Total
Three Months Ended March 31, 2026
Revenues:
External Customers	$147,416	$80,045	$219,094	$446,555
Intersegment Revenue(1)	(135)	—	135	—
Total revenues of reportable segments(2)	$147,281	$80,045	$219,229	$446,555
Segment Operating Expenses	(43,170)	(52,121)	(58,125)	(153,416)
Segment Product Costs	—	—	(140,093)	(140,093)
Other Segment Items(3)	2,977	(7)	424	3,394
Segment Margin(4)	$107,088	$27,917	$21,435	$156,440

	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Total
Three Months Ended March 31, 2025
Total revenues of reportable segments(2)(5)	$108,887	$80,644	$208,780	$398,311
Segment Operating Expenses	(32,936)	(50,889)	(68,009)	(151,834)
Segment Product Costs	—	—	(127,691)	(127,691)
Other Segment Items(3)	597	266	1,746	2,609
Segment Margin(4)	$76,548	$30,021	$14,826	$121,395
(1)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
(2)Total revenues of reportable segments in the table above agrees to “Total revenues” as seen in our Unaudited Condensed Consolidated Statements of Operations for each respective period.

(3)Other Segment Items primarily includes adjustments related to the difference in timing of cash receipts for certain contractual agreements (applicable to our offshore pipeline transportation and onshore transportation and services segments), segment general and administrative expenses less the non-cash effects of our LTIP plan (applicable to all reportable segments), net effects of our noncontrolling interests (applicable to our offshore pipeline transportation segment), adjustments to include distributable cash generated by our equity investees (applicable to our offshore pipeline transportation and onshore transportation and services segments), and unrealized gains and losses from the valuation of our commodity derivative transactions (excluding fair value hedges) (applicable to our offshore pipeline transportation and onshore transportation and services segment).
(4)A reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin for the periods is presented below.
(5)There were no intersegment revenues for the three months ending March 31, 2025.
Total assets by reportable segment were as follows:

	March 31, 2026	December 31, 2025
Offshore pipeline transportation	$2,722,655	$2,755,595
Marine transportation	616,456	618,474
Onshore transportation and services	1,456,973	1,452,971
Total reportable segment assets	$4,796,084	$4,827,040
Other assets	40,630	33,663
Total consolidated assets	$4,836,714	$4,860,703
Total growth and maintenance capital expenditures for fixed and intangible assets (including enhancements to existing facilities and construction of growth projects as well as contributions to equity investees) by reportable segment for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Offshore pipeline transportation(1)	$6,295	$29,314
Marine transportation	13,922	16,990
Onshore transportation and services	5,218	3,176
Total reportable segment capital expenditures	$25,435	$49,480
Other	804	427
Total consolidated capital expenditures	$26,239	$49,907
(1)Capital expenditures in our offshore pipeline transportation segment for the three months ended March 31, 2026 and 2025 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder.

Reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin:

	Three Months Ended March 31,
	2026	2025
Income (loss) from continuing operations before income taxes	$19,257	$(36,417)
Net income attributable to noncontrolling interests	(12,345)	(8,769)
Corporate general and administrative expenses	17,238	41,676
Depreciation, amortization and accretion	61,148	59,011
Interest expense, net	67,978	70,038
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	5,521	6,092
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	815	(71)
Other non-cash items	(4,618)	(2,722)
Loss on extinguishment of debt	3,540	844
Differences in timing of cash receipts for certain contractual arrangements(2)	(2,094)	(8,287)
Total Segment Margin	$156,440	$121,395
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
14. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended March 31,
	2026	2025
Revenues and billings:
Charges for products and services provided to Poseidon(1)	$5,743	$4,169
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165
Charges for products purchased from Poseidon(1)	623	276
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
Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the three months ended March 31, 2026 and 2025 include $2.7 million of fees we earned through the provision of services under that agreement. At March 31, 2026 and December 31, 2025, Poseidon owed us $2.6 million and $4.3 million for services rendered, respectively.

15. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Three Months Ended March 31,
	2026	2025
(Increase) decrease in:
Accounts receivable	$(19,956)	$(4,548)
Inventories	16,913	(5,833)
Deferred charges	626	(14,052)
Other current assets	(12,834)	(3,331)
Increase (decrease) in:
Accounts payable	5,789	(744)
Accrued liabilities	3,274	(3,860)
Net changes in components of operating assets and liabilities	$(6,188)	$(32,368)
Payments of interest and commitment fees were $59.0 million and $73.3 million for the three months ended March 31, 2026 and 2025, respectively.
We capitalized interest of $7.4 million during the three months ended March 31, 2025. We did not capitalize interest during the three months ended March 31, 2026.
At March 31, 2026 and 2025, we had incurred liabilities for fixed and intangible asset additions totaling $10.4 million and $23.4 million, respectively, that had not been paid at the end of the quarter. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
16. Derivatives
Crude Oil and Petroleum Products Hedges
We have exposure to commodity price changes related to our petroleum inventory and purchase commitments. We utilize derivative instruments (futures, options, basis differentials and swap contracts) to hedge our exposure to crude oil, fuel oil and other petroleum products. Our decision as to whether to designate derivative instruments as fair value hedges for accounting purposes relates to our expectations of the length of time we expect to have the commodity price exposure and our expectations as to whether the derivative contract will qualify as highly effective under accounting guidance in limiting our exposure to commodity price risk. We recognize any changes in the fair value of our derivative contracts as increases or decreases in “Onshore transportation and services product costs” and “Offshore pipeline transportation operating costs” in the Unaudited Condensed Consolidated Statements of Operations. The recognition of changes in fair value of the derivative contracts not designated as hedges for accounting purposes can occur in reporting periods that do not coincide with the recognition of gain or loss on the actual transaction being hedged. Therefore, we will, on occasion, report gains or losses in one period that will be partially offset by gains or losses in a future period when the hedged transaction is completed.
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
Balance Sheet Netting and Broker Margin Accounts
Our accounting policy is to offset over-the-counter derivative assets and liabilities executed with the same counterparty based on the contract settlement month. Accordingly, we also offset fair value amounts recorded for our exchange-traded derivative contracts against required margin funding in “Current Assets - Other” in our Unaudited Condensed Consolidated Balance Sheets. Certain of our derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange. Margin requirements are intended to mitigate a party’s exposure to market volatility and counterparty credit risk. On a daily basis, our account equity (consisting of the sum of our cash margin balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.
As of March 31, 2026, we had a net broker receivable of approximately $1.8 million (consisting of initial margin of $1.8 million). As of December 31, 2025, we had a net broker receivable of approximately $0.8 million (consisting of initial margin of $0.7 million increased by $0.1 million of variation margin).  At March 31, 2026 and December 31, 2025, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
Financial Statement Impacts
Unrealized gains are subtracted from net income (loss) and unrealized losses are added to net income (loss) in determining cash flows from operating activities. To the extent that we have fair value hedges outstanding, the offsetting change recorded in the fair value of inventory is also eliminated from net income (loss) in determining cash flows from operating activities. Changes in the cash margin balance required to maintain certain of our derivative contracts also affect cash flows from operating activities.
Outstanding Derivatives
At March 31, 2026, we had the following outstanding derivative contracts that were entered into to economically hedge inventory and fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	84	—
Weighted average contract price per Bbl	$87.77	$—

Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	132	163
Weighted average contract price per Bbl	$89.10	$80.30
Crude oil basis differentials:
Contract volumes (1,000 Bbls)	30	30
Weighted average contract price per Bbl	$(0.85)	$5.39
Crude oil calendar swaps:
Contract volumes (1,000 Bbls)	50	—
Weighted average contract price per Bbl	$0.31	$—
Crude oil options:
Contract volumes (1,000 Bbls)	85	—
Weighted average premium received/paid	$0.69	$—

Fair Value of Derivative Assets and Liabilities
The following tables reflect the estimated fair value position of our derivatives at March 31, 2026 and December 31, 2025:

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		March 31, 2026	December 31, 2025
Asset Derivatives:
Commodity derivatives - futures, swaps and options (undesignated hedges):
Gross amount of recognized assets	Accounts Receivable - trade, net; Current Assets - Other(1)	$3,094	$59
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(551)	(8)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$2,543	$51
Commodity derivatives - futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$87	$156
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(87)	(156)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Commodity derivatives - futures, swaps and options (undesignated hedges):
Gross amount of recognized liabilities	Accounts Receivable - trade, net; Current Assets - Other(1)	$(3,896)	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	2,870	—
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$(1,026)	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$(1,246)	$(19)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	1,246	19
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
(1)As noted above, certain of our derivatives are transacted through brokerage accounts and are subject to margin requirements. We offset fair value amounts recorded for our exchange-traded derivative contracts against required margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets within “Current Assets - Other”.
Effect on Operating Results

		Amount of Loss Recognized in Income (Loss)
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended March 31,
		2026	2025
Commodity derivatives - futures, swaps and options:
Contracts designated as hedges under accounting guidance	Onshore transportation and services product costs	$(6,111)	$(283)
Contracts not considered hedges under accounting guidance	Onshore transportation and services product costs; Offshore transportation operating costs	(1,460)	(87)
Total commodity derivatives		$(7,571)	$(370)

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

	March 31, 2026			December 31, 2025
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity and fuel derivatives:
Assets	$1,736	$1,445	$—	$164	$51	$—
Liabilities	$(5,142)	$—	$—	$(19)	$—	$—
Our commodity derivatives include exchange-traded futures. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a Level 2 input in the fair value hierarchy at March 31, 2026 and December 31, 2025.
See Note 16 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the debt outstanding under our senior secured credit facility at March 31, 2026 and December 31, 2025 approximated its fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At March 31, 2026 and December 31, 2025, our senior unsecured notes had a carrying value of approximately $3.2 billion and $3.1 billion, respectively, and a fair value of approximately $3.2 billion. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Forward Looking Statements
Overview
We reported Net Income from Continuing Operations of $19.1 million during the three months ended March 31, 2026 (the “2026 Quarter”) compared to Net Loss from Continuing Operations of $36.6 million during the three months ended March 31, 2025 (the “2025 Quarter”).
Net Income from Continuing Operations in the 2026 Quarter was impacted by: (i) an increase in operating income from our reportable segments, primarily from our offshore pipeline transportation segment (see “Results of Operations” below for additional details); (ii) a decrease in general and administrative expenses of $23.1 million (see “Results of Operations” below for additional details); and (iii) a decrease in interest expense, net of $2.1 million (see “Results of Operations” below for additional details). This increase was partially offset by: (i) an increase in other expense of $2.7 million primarily related to the write-off of unamortized issuance costs and the tender premium associated with the redemption of our 2028 Notes in March 2026 (see “Liquidity and Capital Resources” below for additional details); and (ii) an increase in depreciation and amortization of $2.7 million during the 2026 Quarter (see “Results of Operations” below for additional details).
We reported Net Loss from Discontinued Operations, net of tax of $423.7 million during the 2025 Quarter associated with the Alkali Business that was sold on February 28, 2025.
Cash flow from operating activities was $81.7 million for the 2026 Quarter compared to $24.8 million for the 2025 Quarter. The increase in cash flow from operating activities is primarily attributable to an increase in Segment Margin in the 2026 Quarter compared to the 2025 Quarter (as discussed further below) and positive changes in working capital in the 2026 Quarter compared to the 2025 Quarter. Partially offsetting these increases was the absence of cash flows provided by operating activities from the Alkali Business in the 2026 Quarter, as it was sold on February 28, 2025, whereas the 2025 Quarter included two months of activity from the Alkali Business.
Available Cash before Reserves (as defined below in “Non-GAAP Financial Measures”) to our common unitholders was $43.8 million for the 2026 Quarter, an increase of $23.4 million, or 115%, from the 2025 Quarter primarily as a result of: (i) an increase in Segment Margin of $35.0 million, which is discussed in more detail below; and (ii) a decrease in accumulated distributions to our Class A Convertible Preferred unitholders of $6.4 million. Partially offsetting these increases was the exclusion of activity in the 2026 Quarter from the Alkali Business, as it was sold on February 28, 2025, whereas the 2025 Quarter included two months of activity from the Alkali Business.
Segment Margin (as defined below in “Non-GAAP Financial Measures”) was $156.4 million for the 2026 Quarter, an increase of $35.0 million, or 29%, from the 2025 Quarter. A more detailed discussion of our segment results and other costs is included below in “Results of Operations.” See “Non-GAAP Financial Measures” below for additional information on Segment Margin.

Market Update
Management’s estimates are based on numerous assumptions about future operations and market conditions, which we believe to be reasonable, but are inherently uncertain. The uncertainties underlying our assumptions could cause our estimates to differ significantly from actual results, including with respect to the duration and severity of the lasting impacts of international conflicts, the result of any economic recession or depression that has occurred or may occur in the future, or the impact of changes in governmental policies (including with respect to tariffs or proposed tariffs, taxes, duties and similar matters affecting international trade) aimed at addressing inflation or other conditions or events, which could cause fluctuations in global economic conditions, including capital and credit markets and commodity prices. We will continue to monitor the current market environment and to the extent conditions deteriorate, we may identify triggering events that may require future evaluations of the recoverability of the carrying value of our long-lived assets, intangible assets and goodwill, which could result in impairment charges that could be material to our results of operations.
Although the ultimate impacts of these international conflicts, changes in governmental policies (including with respect to tariffs or proposed tariffs, taxes, duties and similar matters) and fluctuations in global economic conditions, including capital and credit markets and commodity prices, are still unknown at this time, we believe the fundamentals of our core businesses continue to remain strong, and considering the current industry environment and capital market behavior, we have continued our focus on deleveraging our balance sheet as further explained below in “Liquidity and Capital Resources.”
Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2026 Quarter increased $48.2 million, or 12%, from the 2025 Quarter and our total costs and expenses decreased $6.4 million, or 2%, between the two periods with an overall increase to operating income of $54.6 million as presented on the Unaudited Condensed Consolidated Statements of Operations. The increase in our operating income during the 2026 Quarter is primarily due to: (i) an increase in volumes and revenues across our offshore pipeline transportation network (see further discussion below); and (ii) a decrease in general and administrative expenses of $23.1 million during the 2026 Quarter (see further discussion below). These were partially offset by an increase in depreciation and amortization of $2.7 million during the 2026 Quarter (see further discussion below).
A substantial portion of our revenues and costs are derived from our onshore transportation and services segment, which includes the purchase and sale of crude oil in our crude oil marketing business as well as our other onshore refinery-centric operations. Additionally, our revenues and costs are derived from the operations within our offshore pipeline transportation segment and our marine transportation segment. We describe the impact on revenues and costs for each of our businesses in more detail below.
As it relates to our crude oil marketing business, the average closing price for West Texas Intermediate crude oil on the New York Mercantile Exchange (“NYMEX”) increased to $72.74 per barrel in the 2026 Quarter (and exited the 2026 Quarter with crude oil prices above $100 per barrel), as compared to $71.78 per barrel in the 2025 Quarter. We expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil, resulting in a minimal direct impact on Net income (loss), Segment Margin and Available Cash before Reserves. We have limited our direct commodity price exposure in our crude oil operations through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller impact on Net income (loss), Segment Margin and Available Cash before Reserves. However, we do have some indirect exposure to certain changes in prices for crude oil, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “ Risks Related to Our Business.” We also have revenues and costs associated with our other refinery-centric operations including our sulfur services business, which we believe is one of the largest producers and marketers of NaHS in North and South America, and from our other logistical assets including pipelines, trucks, terminals, and rail unloading facilities.

We conduct our offshore crude oil and natural gas pipeline transportation and handling operations in the Gulf of America through our offshore pipeline transportation segment, which focuses on providing a suite of services to integrated and large independent energy companies who make intensive capital investments (often in excess of a billion dollars) to develop large-reservoir, long-lived crude oil and natural gas properties located primarily in offshore Texas, Louisiana and Mississippi. We own interests in various offshore crude oil and natural gas pipeline systems, platforms and related infrastructure and generate cash flows from fees to customers to utilize our assets. Our costs are primarily related to expenses incurred for the maintenance of our assets, employee compensation, and other operating costs. The majority of operating costs in our offshore pipeline transportation segment are not directly correlated with crude oil prices. Given these facts, we do not expect changes in commodity prices to impact our Net income (loss), Segment Margin or Available Cash before Reserves derived from our offshore crude oil and natural gas pipeline transportation and handling operations in the same manner in which they impact our revenues and costs derived from the purchase and sale of crude oil.
Our marine transportation segment consists of (i) our inland marine fleet, which transports intermediate refined petroleum products, including asphalt, principally serving refineries and storage terminals along the Gulf Coast, Intracoastal Canal and western river systems of the U.S., primarily along the Mississippi River and its tributaries; (ii) our offshore marine fleet, which transports crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean; and (iii) our modern, double-hulled tanker, the M/T American Phoenix. Our revenues are driven by the demand for our barge services and associated utilization of our fleets, as well as the day rates we charge, which can be dependent upon market conditions (including supply and demand in the market), amongst other factors. Our costs are principally related to the costs required to maintain our fleets, employee compensation, and other operating costs. The majority of operating costs in our marine transportation segment are not directly correlated with crude oil prices.
Refiners are the shippers of a majority of the volumes transported on our onshore crude oil pipelines. Additionally, refiners contracted for the majority of the revenues from our marine transportation segment during the 2026 Quarter as the vessels in our marine transportation segment are used primarily to transport intermediate refined products (not crude oil) between refining complexes.
Included below is additional detailed discussion of the results of our operations focusing on Segment Margin and other costs including general and administrative expenses, depreciation and amortization, interest expense, net, and income taxes.
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
The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Offshore pipeline transportation	$107,088	$76,548
Marine transportation	27,917	30,021
Onshore transportation and services	21,435	14,826
Total Segment Margin	$156,440	$121,395

A reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin for the periods presented is as follows:

	Three Months Ended March 31,
	2026	2025
Income (loss) from continuing operations before income taxes	$19,257	$(36,417)
Net income attributable to noncontrolling interests	(12,345)	(8,769)
Corporate general and administrative expenses	17,238	41,676
Depreciation, amortization and accretion	61,148	59,011
Interest expense, net	67,978	70,038
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	5,521	6,092
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	815	(71)
Other non-cash items	(4,618)	(2,722)
Loss on debt extinguishment	3,540	844
Differences in timing of cash receipts for certain contractual arrangements(2)	(2,094)	(8,287)
Total Segment Margin	$156,440	$121,395
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

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$107,203	$69,814
Offshore natural gas pipeline revenue, excluding non-cash revenues	13,671	12,795
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses(1)	(32,645)	(24,174)
Distributions from equity investments(2)	18,859	18,113
Offshore pipeline transportation Segment Margin	$107,088	$76,548

Volumetric Data 100% basis:
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	425,247	312,976
Poseidon	269,827	244,323
Odyssey	65,750	63,738
GOPL(3)	1,402	1,682
Total crude oil offshore pipelines	762,226	622,719

Natural gas transportation volumes (MMBtus/day)	391,922	401,764

Volumetric Data net to our ownership interest(4):
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	272,158	200,305
Poseidon	172,689	156,367
Odyssey	19,068	18,484
GOPL(3)	1,402	1,682
Total crude oil offshore pipelines	465,317	376,838

Natural gas transportation volumes (MMBtus/day)	115,663	104,831
(1)The increase in operating costs is primarily related to an increase in costs associated with accommodating our higher level of volumes in the 2026 Quarter, such as fuel and drag reducing agent costs, which are often rebilled to the associated producers and do not have a significant impact to our Segment Margin.
(2)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting for the 2026 Quarter and the 2025 Quarter.
(3)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or “GOPL”) owns our undivided interest in the Eugene Island pipeline system.
(4)Volumes are the product of our effective ownership interest throughout the period multiplied by the relevant throughput over the given period.
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Offshore pipeline transportation Segment Margin for the 2026 Quarter increased $30.5 million, or 40%, from the 2025 Quarter primarily due to: (i) production volumes associated with the deepwater Shenandoah floating production system (“FPS”), which ties into our 100% owned SYNC Pipeline for further transportation downstream to our 64% owned CHOPS Pipeline, that began producing in July 2025; and (ii) production volumes from the Salamanca FPS, which ties into our existing 100% owned SEKCO Pipeline for further transportation downstream on our 64% owned Poseidon Pipeline, that began producing in September 2025. In addition, the 2025 Quarter was impacted by producer downtime from several wells being shut in due to certain sub-sea operational and technical challenges, which were mostly resolved by our producer customers as we exited 2025. These increases to the 2026 Quarter were partially offset by a scheduled turnaround at a key third party production platform, which was completed in early April.
Despite some of the planned and unplanned downtime experienced in the 2026 Quarter, activity in and around our Gulf of America asset base continues to be robust. During the 2026 Quarter, a fourth well at the Salamanca FPS was successfully brought online with a fifth well expected to be drilled towards the end of 2026 or early 2027. In addition, the Monument development, a two-well sub-sea tieback to the Shenandoah FPS with production dedicated to our 100% owned SYNC Pipeline for further transportation downstream to our 64% owned CHOPS Pipeline, is expected to have first production in the fourth quarter of 2026.
Marine Transportation Segment
Within our marine transportation segment, we own a fleet of 87 barges (78 inland and 9 offshore) with a combined transportation capacity of 3.0 million barrels, 43 push/tow boats (33 inland and 10 offshore), and a 330,000 barrel capacity ocean going tanker, the M/T American Phoenix. Operating results for our marine transportation segment were as follows:

	Three Months Ended March 31,
	2026	2025
Revenues (in thousands):
Inland freight revenues	$32,800	$33,210
Offshore freight revenues	29,741	30,992
Other rebill revenues(1)	17,504	16,442
Total segment revenues	$80,045	$80,644

Operating costs, excluding non-cash expenses (in thousands)	(52,128)	(50,623)

Segment Margin (in thousands)	$27,917	$30,021

Fleet Utilization:(2)
Inland Barge Utilization	95.9%	93.6%
Offshore Barge Utilization	99.1%	96.2%
(1)Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2)Utilization rates are based on a 365-day year, as adjusted for planned downtime and dry-dockings.
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Marine transportation Segment Margin for the 2026 Quarter decreased $2.1 million, or 7% from the 2025 Quarter primarily due to slightly lower day rates in our inland barge business during the 2026 Quarter and the impacts to our offshore barge business as a result of planned dry-dockings in our offshore fleet during the 2026 Quarter. During the third quarter of 2025, we experienced a decline in day rates due to a decrease in Midwest refinery demand for black oil equipment as a result of changing crude slates. Day rates have recovered at a slower pace than anticipated, and rates in the 2026 Quarter have not reached the levels we saw in the 2025 Quarter. In our offshore barge business, revenues for the 2026 Quarter were impacted by several required and planned regulatory dry-dockings, which included the dry-docking of one of our two largest vessels that is expected to be completed in the second quarter of 2026. These decreases in Segment Margin were partially offset by an increase in adjusted utilization from our inland and offshore fleets and a contractual rate increase on our M/T American Phoenix during the 2026 Quarter compared to the 2025 Quarter.

Onshore Transportation and Services Segment
Our onshore transportation and services segment includes terminaling, blending, storing, and marketing of crude oil, and transporting of crude oil and refined products, as well as the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced “nash”). Our onshore transportation and services segment utilizes an integrated set of pipelines, storage tanks, terminals, facilities, trucks and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals, rail unloading facilities, and refinery processing locations operating primarily within the U.S. Gulf Coast market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk-purchased crude oil as well as the sale and delivery of NaHS and NaOH (also known as caustic soda) to customers. Through these assets we offer our customers a full suite of services, including the following as of March 31, 2026:
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
We also may use our terminal facilities to take advantage of contango market conditions for crude oil gathering and marketing and to capitalize on regional opportunities, which arise from time to time for both crude oil and petroleum products.
Despite crude oil being considered a somewhat homogeneous commodity, many refiners are very particular about the quality of crude oil feedstock they process. Many U.S. refineries have distinct configurations and product slates that require crude oil with specific characteristics, such as gravity, sulfur content and metals content. The refineries evaluate the costs to obtain, transport and process their preferred feedstocks. That particularity provides us with opportunities to help the refineries in our areas of operation identify crude oil sources and transport crude oil meeting their requirements. The imbalances and inefficiencies relative to meeting the refiners’ requirements may also provide opportunities for us to utilize our purchasing and logistical skills to meet their demands. The pricing in the majority of our crude oil purchase contracts contains a market price component and a deduction to cover the cost of transportation and to provide us with a margin. Contracts sometimes contain a grade differential, which considers the chemical composition of the crude oil and its appeal to different customers. Typically, the pricing in a contract to sell crude oil will consist of the market price components and the grade differentials. The margin on individual transactions is then dependent on our ability to manage our transportation costs and to capitalize on grade differentials.

Operating results from our onshore transportation and services segment were as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Gathering, marketing and logistics revenue	$160,466	$143,979
Crude oil pipeline tariffs and revenues	8,205	4,925
Sulfur services revenues, excluding non-cash revenues	33,475	37,853
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(139,824)	(127,763)
Operating costs, excluding non-cash expenses	(43,256)	(45,421)
Other	2,369	1,253
Segment Margin	$21,435	$14,826

Volumetric Data:
Onshore crude oil pipelines (average Bbls/day):
Texas	119,998	61,924
Jay	8,683	4,328
Mississippi	1,016	1,189
Louisiana(1)	60,548	38,173
Onshore crude oil pipelines total	190,245	105,614

Crude oil product sales (average Bbls/day)	22,158	19,968
Rail unload volumes (average Bbls/day)	20,214	20,492

NaHS volumes (Dry short tons “DST” sold)	19,783	25,873
NaOH (caustic soda) volumes (DST sold)	8,609	8,545
(1)Total daily volumes for the 2026 Quarter and the 2025 Quarter include 32,876 and 18,609 Bbls/day, respectively, of intermediate refined petroleum products and 25,857 and 19,564 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Onshore transportation and services Segment Margin for the 2026 Quarter increased $6.6 million, or 45%, from the 2025 Quarter primarily due to an increase in volumes transported on our onshore crude oil pipeline systems and increased activity and volumes in our crude oil marketing business. We experienced an increase in volumes on our Texas pipeline system which is a key destination point for various grades of crude oil produced in the Gulf of America including those transported on our 64% owned CHOPS Pipeline and benefited from an increase in refined product volumes at our Baton Rouge terminal. In our sulfur services business, we experienced a decrease in NaHS sales volumes primarily as a result of operational challenges at our largest and lowest-cost host refinery, which was partially offset by an increase in index-based NaHS sales prices.

Other Costs, Interest and Income Taxes
General and administrative expenses

	Three Months Ended March 31,
	2026	2025
	(in thousands)
General and administrative expenses not separately identified below:
Corporate	$14,250	$10,419
Segment	701	680
Long-term incentive compensation expense (gain)	(549)	4,335
Third party costs related to business development activities and growth projects	3,122	25,208
Total general and administrative expenses	$17,524	$40,642
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Total general and administrative expenses for the 2026 Quarter decreased by $23.1 million, or 57%, from the 2025 Quarter. This decrease is primarily due to: (i) a reduction in third party costs related to business development activities and growth projects as the 2025 Quarter included the transaction costs incurred associated with the sale of the Alkali Business on February 28, 2025, and (ii) a reduction in long-term incentive compensation expense as a result of how we valued the outstanding awards under our long-term incentive compensation plan in each period. These decreases were partially offset by higher corporate general and administrative expenses.
Depreciation and amortization expense

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Depreciation expense	$56,378	$53,600
Amortization expense	2,531	2,571
Total depreciation and amortization expense	$58,909	$56,171
Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Total depreciation and amortization expense for the 2026 Quarter increased $2.7 million, or 5%, from the 2025 Quarter. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service, including assets associated with our CHOPS expansion project and SYNC Pipeline, subsequent to the 2025 Quarter.
Interest expense, net

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Interest expense, senior secured credit facility (including commitment fees), net	$1,825	$4,025
Interest expense, senior unsecured notes	63,371	70,538
Amortization of debt issuance costs, premium and discount	2,782	2,878
Capitalized interest	—	(7,403)
Interest expense, net	$67,978	$70,038

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025
Interest expense, net for the 2026 Quarter decreased $2.1 million, or 3%, from the 2025 Quarter primarily due to: (i) a decrease in interest expense associated with our senior unsecured notes as we redeemed the remaining $406.2 million of principal outstanding on the 8.000% senior unsecured notes due January 15, 2027 (the “2027 Notes”) on April 3, 2025 with a portion of the cash proceeds from the sale of the Alkali Business on February 28, 2025; and (ii) a reduction in interest expense, net on our senior secured credit facility as a result of a decrease in the average borrowings outstanding during the 2026 Quarter.
This decrease in interest expense, net was partially offset by a decrease in capitalized interest in the 2026 Quarter primarily attributable to the completion of the CHOPS expansion project and SYNC Pipeline subsequent to the 2025 Quarter.
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
Liquidity and Capital Resources
General
On February 28, 2025 we completed the sale of the Alkali Business to an indirect affiliate of WE Soda Ltd. for a gross purchase price of $1.425 billion. We received cash of approximately $1.0 billion, which reflected the net proceeds after the payment of transaction costs and expenses and the assumption of our then outstanding Alkali senior secured notes by an indirect affiliate of WE Soda Ltd. We used the cash proceeds to pay down the outstanding balance on our senior secured credit facility as of February 28, 2025, purchase 7,416,196 Class A Convertible Preferred Units on March 6, 2025 at a purchase price of $35.40, and redeem the remaining $406.2 million of principal outstanding on the 2027 Notes on April 3, 2025.
On February 3, 2026, we entered into purchase agreements with one of our Class A Convertible Preferred unitholders whereby we purchased 741,620 Class A Convertible Preferred units at a purchase price of $33.71 per unit.
On March 4, 2026, we entered into the Eighth Amended and Restated Credit Agreement (our “credit agreement”) to replace our Seventh Amended and Restated Credit Agreement. The credit agreement increased our senior secured credit facility borrowing capacity from $800 million to $900 million and extended the maturity to March 4, 2031, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, provided that if more than $150 million of our 2029 Notes remain outstanding as of October 16, 2028, the credit agreement matures on such date or if more than $150 million of our 2030 Notes remain outstanding as of January 14, 2030, the credit agreement matures on such date. The credit agreement also provides for additional covenant flexibility and increases our permitted investment baskets, enabling us to maintain a disciplined, yet opportunistic approach to our future capital allocation priorities.
Also on March 4, 2026, we issued $750.0 million in aggregate principal amount of 6.750% senior unsecured notes due March 15, 2034 (the “2034 Notes”). Interest payments are due March 15 and September 15 of each year, beginning on September 15, 2026. The issuance of our 2034 Notes generated net proceeds of approximately $735.9 million, net of issuance costs incurred. The net proceeds were used to purchase $416.1 million in principal of our 2028 Notes (which carried an interest rate of 7.750%) and pay the accrued interest, tender premium and fees on the notes that were validly tendered in the tender offer that ended March 20, 2026, and redeem the remaining $263.3 million in principal on our 2028 Notes and pay the related accrued interest on those redeemed notes on March 22, 2026.
On March 6, 2026, utilizing the remaining net proceeds from the issuance of our 2034 Notes, along with cash flow from operations and borrowings from the recently expanded capacity on our senior secured credit facility, we entered into a purchase agreement with one of our Class A Convertible Preferred unitholders whereby we opportunistically purchased 3,263,127 Class A Convertible Preferred Units at a purchase price of $34.38 per unit. The purchase of these Class A Convertible Preferred Units, which carried an annual coupon rate of 11.24%, has allowed us to lower our overall cost of capital.
The successful completion of the above events has extended our debt maturity profile, eliminated any near-term refinancing risk and lowered the overall cost of capital and reduced the cash costs of running our businesses significantly, while continuing to simplify and strengthen our capital structure.
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
At March 31, 2026, the principal amount of long-term debt outstanding totaled approximately $3,224.1 million, consisting of $74.1 million borrowed under our senior secured credit facility and $3,150.0 million related to our senior unsecured notes. Our senior unsecured notes balance is comprised of $600.0 million of our 2029 Notes, $500.0 million of our 2030 Notes, $700.0 million of our 7.875% senior unsecured notes due May 15, 2032, $600.0 million of our 8.000% senior unsecured notes due May 15, 2033, and $750.0 million of our 2034 Notes.
The available borrowing capacity under our senior secured credit facility at March 31, 2026 is $819.1 million, subject to compliance with covenants. Our inventory financing sublimit as of March 31, 2026 was $17.9 million of the maximum allowed of $200.0 million. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
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
Cash Flows from Operations
We generally utilize the cash flows we generate from our operations to fund our common and preferred distributions and working capital needs. Excess funds that are generated are used to repay borrowings under our senior secured credit facility and/or to fund our capital expenditures. Our operating cash flows can be impacted by changes in items of working capital, primarily variances in the carrying amount of inventory and the timing of payment of accounts payable and accrued liabilities related to capital expenditures and interest charges, and the timing of accounts receivable collections from our customers.
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
See Note 15 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities during the first three months of 2026 and the first three months of 2025.
Net cash flows provided by our operating activities for the three months ended March 31, 2026 were $81.7 million compared to $24.8 million for the three months ended March 31, 2025. The increase in cash flows from operating activities is primarily attributable to an increase in our reported Segment Margin and positive changes in working capital in the first three months of 2026 as compared to the first three months of 2025. These increases in cash flows from operating activities for the first three months of 2026 were partially offset by the fact that the first three months of 2025 included activity from the Alkali Business prior to the sale on February 28, 2025.
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

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$2,742	$2,527
Marine transportation assets	10,452	16,825
Onshore transportation and services assets	2,702	2,865
Information technology systems and corporate assets	804	427
Total maintenance capital expenditures	16,700	22,644
Growth capital expenditures:
Offshore pipeline transportation assets(1)	3,277	26,787
Marine transportation assets	3,470	165
Onshore transportation and services assets	16	311
Total growth capital expenditures	6,763	27,263
Total capital expenditures for fixed and intangible assets	23,463	49,907
Capital expenditures related to equity investees	2,776	—
Total capital expenditures(2)	$26,239	$49,907
(1)Growth capital expenditures in our offshore pipeline transportation segment for 2026 and 2025 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder.
(2)Excluded from the table above were total capital expenditures of $6.4 million for the three months ended March 31, 2025 associated with the Alkali Business that was sold on February 28, 2025.

Growth Capital Expenditures
During 2025, we completed our two offshore growth capital projects, which included the CHOPS expansion and the SYNC pipeline projects. With the completion of these significant growth capital projects, and no significant future growth capital projects on the horizon, we do not expect significant growth capital expenditures in 2026. While we are committed to maintaining sufficient financial flexibility and liquidity, we will continue to evaluate any accretive incremental growth opportunities should they opportunistically emerge.
Maintenance Capital Expenditures
Maintenance capital expenditures incurred during the first three months of 2026 and 2025 from our continuing operations primarily related to expenditures in our marine transportation segment to replace and upgrade certain equipment associated with our barge and fleet vessels during our dry-docks. Additionally, our offshore transportation assets require maintenance capital expenditures to replace, maintain and upgrade equipment at certain of our offshore platforms and pipelines that we operate. See further discussion under “Available Cash before Reserves” for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
In January 2026, we declared our quarterly distribution to our common unitholders of $0.18 per unit related to the fourth quarter of 2025. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions were paid on February 13, 2026 to unitholders of record at the close of business on January 30, 2026.
In April 2026, we declared our quarterly distribution to our common unitholders of $0.18 per unit related to the 2026 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on May 15, 2026 to unitholders of record at the close of business on April 30, 2026.
Guarantor Summarized Financial Information
As of March 31, 2026, our $3.2 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries, except for certain immaterial subsidiaries. The immaterial non-Guarantor Subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets that we use to operate our business. See Note 10 in our Unaudited Condensed Consolidated Financial Statements for additional information regarding our consolidated debt obligations.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
March 31, 2026
(in thousands)
ASSETS(1):
Current assets	$663,643
Fixed assets, net	2,130,623
Non-current assets	694,643

LIABILITIES AND CAPITAL:(2)
Current liabilities	709,003
Non-current liabilities	3,549,894
Class A Convertible Preferred Units	411,547

Statement of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Three Months Ended March 31, 2026
(in thousands)
Revenues(3)	$378,119
Operating costs	335,854
Operating income	42,265
Loss from continuing operations	(15,204)
Net loss(2)	(15,204)
Net loss attributable to Genesis Energy, L.P.	(15,204)
(1)Excluded from assets in the table above are net intercompany receivables of $7.2 million that are owed to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of March 31, 2026.
(2)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
(3)Excluded from revenues in the table above are $0.8 million of sales from Guarantor Subsidiaries to non-Guarantor Subsidiaries for the 2026 Quarter.

Non-GAAP Financial Measures and Reconciliations
Non-GAAP Financial Measures
General
To help evaluate our business, this Quarterly Report on Form 10-Q includes the non-generally accepted accounting principle (“non-GAAP”) financial measure of Available Cash before Reserves. We also present total Segment Margin as if it were a non-GAAP measure. Our non-GAAP measures may not be comparable to similarly titled measures of other companies because such measures may include or exclude other specified items. The schedules below provide reconciliations of Available Cash before Reserves to its most directly comparable financial measures calculated in accordance with generally accepted accounting principles in the United States of America (GAAP). A reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin is included in our segment disclosure in Note 13 to our Unaudited Condensed Consolidated Financial Statements, as well as previously in this Item 2. Our non-GAAP financial measures should not be considered (i) as alternatives to GAAP measures of liquidity or financial performance or (ii) as being singularly important in any particular context; they should be considered in a broad context with other quantitative and qualitative information. Our Available Cash before Reserves and total Segment Margin measures are just two of the relevant data points considered from time to time.
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
Definition, Purposes and Uses
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
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income (loss) attributable to Genesis Energy, L.P.	$6,800	$(469,075)
Income tax expense	112	144
Depreciation, amortization and accretion	61,148	59,011
Plus (minus) Select Items, net	4,824	19,589
Maintenance capital utilized(1)	(15,250)	(16,900)
Cash tax expense	(300)	(257)
Distributions to preferred unitholders	(13,565)	(19,942)
Loss on disposal of discontinued operations	—	432,193
Other non-cash items from discontinued operations(2)	—	15,584
Available Cash before Reserves	$43,769	$20,347
(1)For a description of the term “maintenance capital utilized,” please see the definition of the term “Available Cash before Reserves” discussed below. Maintenance capital expenditures in the 2026 Quarter and 2025 Quarter were $16.7 million and $22.6 million, respectively, which excludes maintenance capital expenditures of $4.6 million in the 2025 Quarter associated with our discontinued operations.
(2)Includes non-cash items such as depreciation, depletion and amortization and unrealized gains or losses on derivative transactions, amongst other items.

		Three Months Ended March 31,
		2026	2025
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements(1)	$(2,094)	$(8,287)
	Certain non-cash items:
	Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	815	(71)
	Loss on debt extinguishment	3,540	844
	Adjustment regarding equity investees(2)	5,521	6,092
	Other	(4,618)	(2,722)
	Sub-total Select Items, net	3,164	(4,144)
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs	3,122	25,208
	Other	(1,462)	(1,475)
	Total Select Items, net(3)	$4,824	$19,589
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
Forward Looking Statements
The statements in this Quarterly Report on Form 10-Q that are not historical information may be “forward looking statements” as defined under federal law. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions, estimated or projected future financial performance, and other such references are forward-looking statements, and historical performance is not necessarily indicative of future performance. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events (including production rates and other conditions and events), future operating results, the ability to generate sales, income or cash flow, and the timing and anticipated benefits of our or third party development projects and the expected performance of our offshore assets and other projects and business segments are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:
•demand for, the supply of, our assumptions about, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas, NaHS, and caustic soda, all of which may be affected by economic activity, capital expenditures and operational and technical issues experienced by energy producers, weather, alternative energy sources, international conflicts and international events (including the war in Ukraine and Iran, the Israel and Hamas war and broader geopolitical tensions in the Middle East and Eastern Europe), global pandemics, inflation, the actions of OPEC and other oil exporting nations, conservation and technological advances;
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
•the impact of natural disasters, international military conflicts (such as the war in Ukraine and Iran, the Israel and Hamas war and broader geopolitical tensions in the Middle East and Eastern Europe), global pandemics, epidemics, accidents or terrorism, and actions taken by governmental authorities and other third parties in response thereto, on our business financial condition and results of operations;
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

There were no changes during the 2026 Quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
There were no sales of unregistered equity securities during the 2026 Quarter.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
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
	4.2
Twenty-Fourth Supplemental Indenture, dated as of March 4, 2026, among Genesis Energy, L.P., Genesis Energy Finance Corporation, the subsidiary guarantors named therein and Regions Bank, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 4, 2026, File No. 001-12295).

*	10.1
Eighth Amended and Restated Credit Agreement, dated as of March 4, 2026, among Genesis Energy, L.P., as the borrower, Wells Fargo Bank, National Association, as administrative agent and issuing bank, Bank of America, N.A., as syndication agent, and the lenders party thereto.

*	10.2	Genesis Energy Amended and Restated 2018 Long-Term Incentive Plan
*	10.3	Form of Award for Amended and Restated 2018 LTIP
	22.1
List of Issuers and Guarantor Subsidiaries and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, File No. 001-12295).

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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	May 7, 2026	By:	/s/ KRISTEN O. JESULAITIS
Kristen O. Jesulaitis
Chief Financial Officer
(Duly Authorized Officer)