Form 10-Q
period 2026-06-30
GENESIS ENERGY LP
filed 2026-08-06
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,174,321 Class A Common Units and 39,997 Class B Common Units outstanding as of August 6, 2026.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$39,261	$6,437
Restricted cash	4,975	—
Accounts receivable - trade, net	1,189,516	608,221
Inventories	38,589	55,366
Other	27,050	17,442
Total current assets	1,299,391	687,466
FIXED ASSETS, at cost	5,392,151	5,374,060
Less: Accumulated depreciation	(1,990,293)	(1,908,737)
Net fixed assets	3,401,858	3,465,323
EQUITY INVESTEES	219,542	218,631
INTANGIBLE ASSETS, net of amortization	70,975	75,606
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	59,963	57,670
OTHER ASSETS, net of amortization	59,069	54,048
TOTAL ASSETS	$5,412,757	$4,860,703
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$1,096,530	$490,712
Accrued liabilities	203,003	208,980
Accounts receivable securitization credit facility	99,500	—
Total current liabilities	1,399,033	699,692
SENIOR SECURED CREDIT FACILITY	—	6,400
SENIOR UNSECURED NOTES, net of debt issuance costs and discount	3,104,316	3,040,415
DEFERRED TAX LIABILITIES	17,126	17,405
OTHER LONG-TERM LIABILITIES	439,456	388,707
Total liabilities	4,959,931	4,152,619

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 9,236,530 and 15,695,722 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	325,146	552,523

PARTNERS’ CAPITAL (DEFICIT):
Common unitholders, 122,214,318 and 122,464,318 units issued and outstanding at June 30, 2026 and December 31, 2025, respectively	(336,836)	(314,346)
Noncontrolling interests	464,516	469,907
Total partners’ capital	127,680	155,561
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$5,412,757	$4,860,703
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES:
Offshore pipeline transportation	$160,147	$125,370	$307,428	$234,257
Marine transportation	80,943	79,617	160,988	160,261
Onshore transportation and services	290,905	172,361	510,134	381,141
Total revenues	531,995	377,348	978,550	775,659
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	41,904	35,979	85,074	68,915
Marine transportation operating costs	55,499	49,977	107,620	100,866
Onshore transportation and services product costs	198,716	92,479	338,809	220,170
Onshore transportation and services operating costs	65,296	60,549	123,421	128,558
General and administrative	19,447	14,744	36,971	55,386
Depreciation and amortization	63,133	55,905	122,042	112,076
Gain on sale of assets	(17,436)	—	(17,436)	—
Total costs and expenses	426,559	309,633	796,501	685,971
OPERATING INCOME	105,436	67,715	182,049	89,688
Equity in earnings of equity investees	18,360	12,330	32,522	24,822
Interest expense, net	(66,954)	(60,754)	(134,932)	(130,792)
Other expense	(30)	(8,935)	(3,570)	(9,779)
Income (loss) from continuing operations before income taxes	56,812	10,356	76,069	(26,061)
Income tax expense	(209)	(345)	(321)	(489)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	56,603	10,011	75,748	(26,550)
DISCONTINUED OPERATIONS (Note 4):
Income from discontinued operations, net of tax	—	—	—	8,448
Loss from disposal of discontinued operations	—	—	—	(432,193)
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	(423,745)
NET INCOME (LOSS)	56,603	10,011	75,748	(450,295)
Net income attributable to noncontrolling interests	(13,746)	(10,417)	(26,091)	(19,186)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$42,857	$(406)	$49,657	$(469,481)
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(10,830)	(14,868)	(24,413)	(43,270)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$32,027	$(15,274)	$25,244	$(512,751)

Net income (loss) attributable to common unitholders per common unit from continuing operations - Basic and Diluted (Note 12)	$0.26	$(0.12)	$0.21	$(0.73)
Net income (loss) per common unit - Basic and Diluted (Note 12)	$0.26	$(0.12)	$0.21	$(4.19)

WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,428	122,464	122,446	122,464
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss)	$56,603	$10,011	$75,748	$(450,295)
Other comprehensive income:
Decrease in benefit plan liability held for discontinued operations	—	—	—	69
Total Comprehensive income (loss)	56,603	10,011	75,748	(450,226)
Comprehensive income attributable to noncontrolling interests	(13,746)	(10,417)	(26,091)	(19,186)
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$42,857	$(406)	$49,657	$(469,412)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)

	Number of Common Units	Partners’ Capital (Deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital (deficit), March 31, 2026	122,464	$(343,173)	$467,132	$—	$123,959
Repurchase of Class A Common Units	(250)	(3,646)	—	—	(3,646)
Net income	—	42,857	13,746	—	56,603
Cash distributions to partners	—	(22,044)	—	—	(22,044)
Cash distributions to noncontrolling interests	—	—	(16,902)	—	(16,902)
Contributions from noncontrolling interests	—	—	540	—	540
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(10,830)	—	—	(10,830)
Partners’ capital (deficit), June 30, 2026	122,214	$(336,836)	$464,516	$—	$127,680

	Number of Common Units	Partners’ Capital (Deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital (deficit), March 31, 2025	122,464	$(237,793)	$425,402	$—	$187,609
Net income (loss)	—	(406)	10,417	—	10,011
Cash distributions to partners	—	(20,207)	—	—	(20,207)
Cash distributions to noncontrolling interests	—	—	(13,086)	—	(13,086)
Cash contributions from noncontrolling interests	—	—	15,422	—	15,422
Distributions to Class A Convertible Preferred unitholders	—	(14,868)	—	—	(14,868)
Partners’ capital (deficit), June 30, 2025	122,464	$(273,274)	$438,155	$—	$164,881

	Number of Common Units	Partners’ Capital (Deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital (deficit), December 31, 2025	122,464	$(314,346)	$469,907	$—	$155,561
Repurchase of Class A Common Units	(250)	(3,646)	—	—	(3,646)
Net income	—	49,657	26,091	—	75,748
Cash distributions to partners	—	(44,088)	—	—	(44,088)
Cash distributions to noncontrolling interests	—	—	(33,822)	—	(33,822)
Cash contributions from noncontrolling interests	—	—	2,340	—	2,340
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(24,413)	—	—	(24,413)
Partners’ capital (deficit), June 30, 2026	122,214	$(336,836)	$464,516	$—	$127,680

	Number of Common Units	Partners’ Capital (Deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, December 31, 2024	122,464	$279,891	$412,817	$9,486	$702,194
Net income (loss)	—	(469,481)	19,186	—	(450,295)
Cash distributions to partners	—	(40,414)	—	—	(40,414)
Cash distributions to noncontrolling interests	—	—	(24,237)	—	(24,237)
Cash contributions from noncontrolling interests	—	—	30,389	—	30,389
Other comprehensive income	—	—	—	69	69
Disposal of benefit plan held for discontinued operations	—	—	—	(9,555)	(9,555)
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(43,270)	—	—	(43,270)
Partners’ capital (deficit), June 30, 2025	122,464	$(273,274)	$438,155	$—	$164,881
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$75,748	$(450,295)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation, depletion and amortization	122,042	130,938
Gain on sale of assets	(17,436)	—
Amortization and write-off of debt issuance costs, premium and discount	8,535	7,406
Loss from disposal of discontinued operations (Note 4)	—	432,193
Equity in earnings of investments in equity investees	(32,522)	(24,822)
Cash distributions of earnings of equity investees	32,225	24,560
Non-cash effect of long-term incentive compensation plans	2,772	5,638
Deferred and other tax liabilities	(279)	(68)
Unrealized losses (gains) on derivative transactions	45	(238)
Other, net	6,827	16,539
Net changes in components of operating assets and liabilities (Note 15)	64,527	(70,059)
Net cash provided by operating activities	262,484	71,792
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(53,134)	(136,142)
Proceeds from disposal of discontinued operations, net of cash divested (Note 4)	—	996,642
Cash distributions received from equity investees - return of investment	8,286	11,949
Investments in equity investees	(9,176)	—
Proceeds from asset sales	8,901	692
Net cash provided by (used in) investing activities	(45,123)	873,141
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	707,100	494,900
Repayments on senior secured credit facility	(713,500)	(714,300)
Borrowings on accounts receivable securitization credit facility (Note 10)	99,500	—
Proceeds from issuance of senior unsecured notes (Note 10)	750,000	—
Repayment of senior unsecured notes (Note 10)	(679,933)	(414,370)
Debt issuance costs	(18,313)	(1,482)
Contributions from noncontrolling interests	2,340	30,389
Distributions to noncontrolling interests	(33,822)	(24,237)
Distributions to common unitholders	(44,088)	(40,414)
Distributions to Class A Convertible Preferred unitholders (Note 11)	(30,197)	(41,836)
Redemption of Class A Convertible Preferred Units (Note 11)	(221,594)	(262,500)
Repurchase of Class A Common Units (Note 11)	(3,646)	—
Other, net	6,591	3,817
Net cash used in financing activities	(179,562)	(970,033)
Net increase (decrease) in cash, cash equivalents and restricted cash	37,799	(25,100)
Cash, cash equivalents and restricted cash at beginning of period	6,437	29,552
Cash, cash equivalents, and restricted cash at beginning of period: discontinued operations	—	22,200
Cash and cash equivalents at beginning of period: continuing operations	6,437	7,352
Cash, cash equivalents and restricted cash at end of period	$44,236	$4,452
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
On February 28, 2025, we completed the sale of our trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling business based in Wyoming (the “Alkali Business”) for a gross purchase price of approximately $1.425 billion. We determined that the exit from the Alkali Business and its operations in Wyoming represented a strategic and geographic shift that met the criteria for discontinued operations (see Note 4 for further discussion). Accordingly, we have separately reported the operations from the Alkali Business in the Unaudited Condensed Consolidated Statement of Operations as discontinued operations for the six months ending June 30, 2025. The disclosures included within the accompanying notes to the Unaudited Condensed Consolidated Financial Statements are representative of our continuing operations.
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
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30, 2026
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$160,147	$80,943	$17,216	$258,306
Product sales	—	—	255,356	255,356
Sulfur services	—	—	18,333	18,333
Total revenues	$160,147	$80,943	$290,905	$531,995

	Three Months Ended June 30, 2025
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$125,370	$79,617	$16,713	$221,700
Product sales	—	—	137,885	137,885
Sulfur services	—	—	17,763	17,763
Total revenues	$125,370	$79,617	$172,361	$377,348
The following tables reflect the disaggregation of our revenues by major category for the six months ended June 30, 2026 and 2025, respectively:

	Six Months Ended June 30, 2026
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$307,428	$160,988	$32,735	$501,151
Product sales	—	—	443,968	443,968
Sulfur services	—	—	33,431	33,431
Total revenues	$307,428	$160,988	$510,134	$978,550

	Six Months Ended June 30, 2025
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$234,257	$160,261	$30,218	$424,736
Product sales	—	—	312,148	312,148
Sulfur services	—	—	38,775	38,775
Total revenues	$234,257	$160,261	$381,141	$775,659
We recognize revenue upon the satisfaction of the performance obligations per our contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time for delivery of products.

Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at June 30, 2026 and December 31, 2025:

	Contract Assets		Contract Liabilities
	Current Assets - Other	Other Assets, net of amortization	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2025	$32	$7,469	$26,982	$78,946
Balance at June 30, 2026	2,596	4,813	43,940	138,226
During June 2026, we divested certain of our non-core natural gas pipeline and platform assets in our offshore pipeline transportation segment. As a part of this divestiture, we entered into a long-term agreement with the purchaser whereby we will continue to perform operation and maintenance services related to the divested assets. We received total consideration for our future services upon the execution of the agreement and we will recognize revenue associated with the contract over time as services are rendered.
For the six months ended June 30, 2026 and 2025, we recognized revenue of $13.0 million and $21.4 million, respectively, that was included in contract liabilities at the beginning of the period.
Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the aggregate amount of our transaction prices that are allocated to unsatisfied performance obligations as of June 30, 2026. However, ASC 606 provides the following optional exemptions that we have utilized:
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
The majority of our contracts qualify for at least one of these exemptions and we apply the exemption(s) accordingly. For contracts that do not qualify for at least one of the aforementioned exemptions, which are those that involve revenue recognition over a long-term period and include long-term fixed consideration (adjusted for indexing as required), we determined the allocation of transaction price that relates to unsatisfied performance obligations. As it relates to our tiered pricing offshore transportation contracts, we provide firm capacity for both fixed and variable consideration over a long-term period. In our onshore transportation and services segment, we have certain contractual arrangements in which we receive fixed minimum payments for our obligation to provide minimum capacity on our pipelines and related assets.  Therefore, we have allocated the remaining contract value (as estimated and discussed above) to future periods for these contracts.
The following chart summarizes how we expect to recognize revenue for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Transportation and Services
Remainder of 2026	$110,626	$15,146
2027	165,169	12,917
2028	83,513	10,000
2029	50,240	2,500
2030	41,682	—
Thereafter	67,046	—
Total	$518,276	$40,563

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
A reconciliation of the line items constituting pretax income from discontinued operations to net loss from discontinued operations, net of tax, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Major classes of line items constituting net loss from discontinued operations:
Revenues	$—	$—	$—	$200,532
Operating costs	—	—	—	(168,871)
General and administrative	—	—	—	(156)
Depreciation, depletion and amortization	—	—	—	(18,862)
Interest expense, net	—	—	—	(4,179)
Pretax income from discontinued operations	—	—	—	8,464
Loss from the sale of the Alkali Business	—	—	—	(432,193)
Total pretax loss from discontinued operations	—	—	—	(423,729)
Income tax expense	—	—	—	(16)
Net loss from discontinued operations, net of tax	$—	$—	$—	$(423,745)
A summary of our cash flows associated with our discontinued operations is as follows:

	Six Months Ended June 30,
	2026	2025
Net cash flows provided by operating activities	$—	$31,453
Net cash flows used in investing activities	—	(11,666)
Net cash flows used in financing activities	—	—
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

Operating Leases
During the three and six months ended June 30, 2026 and 2025, we acted as a lessor in a revenue contract associated with our 330,000 barrel-capacity ocean going tanker, the M/T American Phoenix, included in our marine transportation segment. Our lease revenues for this arrangement were $7.6 million and $7.4 million for the three months ended June 30, 2026 and 2025, respectively, and $15.1 million and $14.6 million for the six months ended June 30, 2026 and 2025, respectively.
The M/T American Phoenix is under contract through mid-2027. For the remainder of 2026, and through the expiration of the contract in 2027, we expect to receive undiscounted cash flows from lease payments of $15.5 million and $15.2 million, respectively. Our agreements generally contain clauses that may limit the use of the asset or require certain actions be taken by the lessee to maintain the asset for future performance.
6. Inventories
The major components of inventories were as follows:

	June 30, 2026	December 31, 2025
Crude oil	$16,949	$33,665
NaHS	13,382	13,247
Caustic soda	8,258	8,454
Total	$38,589	$55,366
Inventories are valued at the lower of cost or net realizable value. As of June 30, 2026 and December 31, 2025, the net realizable value of inventories was below cost by $1.4 million and $0.7 million, respectively, which triggered a reduction of the value of inventory in our Unaudited Condensed Consolidated Financial Statements by this amount.
7. Fixed Assets and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	June 30, 2026	December 31, 2025
Crude oil and natural gas pipelines and related assets	$3,844,017	$3,845,631
Onshore facilities, machinery and equipment	295,229	291,896
Transportation equipment	24,281	24,026
Marine vessels	1,076,826	1,073,262
Land, buildings and improvements	88,899	88,629
Office equipment, furniture and fixtures	12,471	10,317
Construction in progress	24,531	13,634
Other	25,897	26,665
Fixed assets, at cost	5,392,151	5,374,060
Less: Accumulated depreciation	(1,990,293)	(1,908,737)
Net fixed assets	$3,401,858	$3,465,323
Our depreciation expense for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation expense	$60,644	$53,347	$117,022	$106,947

Gain on Sale of Assets
In June 2026, we divested certain non-core natural gas pipeline and platform assets in our offshore pipeline transportation segment. As a result of this divestiture, we recognized a gain of $17.4 million that is recorded in “Gain on sale of assets” in our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026.
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2025:

ARO liability balance, December 31, 2025	$266,348
Accretion expense	4,443
Revisions in timing and estimated costs of AROs	654
Divestitures(1)	(12,717)
Settlements	(2,335)
ARO liability balance, June 30, 2026	$256,393
(1) In June 2026, we divested certain non-core natural gas pipeline and platform assets in our offshore pipeline transportation segment.
At June 30, 2026 and December 31, 2025, $24.6 million and $24.3 million, respectively, of our ARO liability balances are considered current and included in “Accrued liabilities” on our Unaudited Condensed Consolidated Balance Sheets. The remainder of the ARO liability balances as of June 30, 2026 and December 31, 2025 are included in “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheets.
Certain of our unconsolidated affiliates have AROs recorded at June 30, 2026 and December 31, 2025 relating to contractual agreements and regulatory requirements. In addition, certain entities that we consolidate have non-controlling interest owners that are responsible for their representative share of future costs of the related AROs. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
8. Equity Investees
We account for our ownership in certain of our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At June 30, 2026 and December 31, 2025, the unamortized excess cost amounts totaled $255.7 million and $262.8 million, respectively. We amortize the differences in carrying value as changes in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Genesis’ share of operating earnings	$21,926	$15,896	$39,654	$31,954
Amortization of differences attributable to Genesis’ carrying value of equity investments	(3,566)	(3,566)	(7,132)	(7,132)
Equity in earnings of equity investees	$18,360	$12,330	$32,522	$24,822
Distributions received(1)	$20,828	$17,925	$40,511	$36,509
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
9. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Offshore pipeline contract intangibles	$158,101	$90,839	$67,262	$158,101	$86,678	$71,423
Other	22,148	18,435	3,713	23,160	18,977	4,183
Total	$180,249	$109,274	$70,975	$181,261	$105,655	$75,606

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amortization of intangible assets	$2,489	$2,558	$5,020	$5,129
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2026	$4,921
	2027	9,402
	2028	8,759
	2029	8,661
	2030	8,556
10. Debt
Our obligations under debt arrangements consisted of the following:

	June 30, 2026			December 31, 2025
	Principal	Unamortized Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Discount and Debt Issuance Costs	Net Value
Accounts receivable securitization credit facility(1)	$99,500	$—	$99,500	$—	$—	$—
Total current borrowings	$99,500	$—	$99,500	$—	$—	$—

Senior secured credit facility(2)	$—	$—	$—	$6,400	$—	$6,400
7.750% senior unsecured notes due 2028	—	—	—	679,360	3,123	676,237
8.250% senior unsecured notes due 2029	600,000	9,002	590,998	600,000	10,690	589,310
8.875% senior unsecured notes due 2030	500,000	5,027	494,973	500,000	5,690	494,310
7.875% senior unsecured notes due 2032	700,000	9,141	690,859	700,000	9,919	690,081
8.000% senior unsecured notes due 2033	600,000	8,877	591,123	600,000	9,523	590,477
6.750% senior unsecured notes due 2034	750,000	13,637	736,363	—	—	—
Total long-term debt	$3,150,000	$45,684	$3,104,316	$3,085,760	$38,945	$3,046,815

(1)Unamortized debt issuance costs associated with our accounts receivable securitization credit facility (included in “Other Assets, net of amortization” on the Unaudited Condensed Consolidated Balance Sheets), were $0.9 million as of June 30, 2026.
(2)Unamortized debt issuance costs associated with our senior secured credit facility (included in “Other Assets, net of amortization” on the Unaudited Condensed Consolidated Balance Sheets), were $7.9 million and $5.4 million as of June 30, 2026 and December 31, 2025, respectively.
Accounts Receivable Securitization Credit Facility
On June 26, 2026, we entered into an accounts receivable securitization credit facility (the “AR Facility”). The AR Facility provides for a credit facility limit of $99.5 million and expires on June 26, 2029. Under the AR Facility, we sell, on an on-going basis, certain of the receivables from our wholly-owned subsidiaries, together with the related security and interest in the proceeds, to our wholly-owned subsidiary Genesis AR LLC, a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the AR Facility. Eligible receivables sold to Genesis AR LLC are used to secure the outstanding borrowings under our AR Facility and are not available to satisfy the claims of other creditors.
The interest rate on borrowings under the AR Facility is based on the Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 1.375%. We pay an unused fee on any unused portion of the AR Facility of 0.35%. At June 30, 2026, we had outstanding borrowings of $99.5 million under the AR Facility, which are recognized as current borrowings on our Unaudited Condensed Consolidated Balance Sheet as of June 30, 2026.
Under the AR Facility, we are required to maintain a capital reserve equal to 5.0% of the credit facility limit. At June 30, 2026, our capital reserve of $5.0 million is presented as “Restricted cash” on our Unaudited Condensed Consolidated Balance Sheet.
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
At June 30, 2026, the key terms for rates under our senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•The interest rate on borrowings may be based on an alternate base rate or SOFR, at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our credit agreement) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. The Adjusted Term SOFR is equal to the sum of (a) the Term SOFR rate (as defined in our credit agreement) for such period plus (b) the Term SOFR Adjustment of 0.1% plus (c) the applicable margin. The applicable margin varies from 1.25% to 2.50% on alternate base rate borrowings and from 2.25% to 3.50% on Term SOFR borrowings depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At June 30, 2026, the applicable margins on our borrowings were 2.50% for alternate base rate borrowings and 3.50% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fee rates range from 2.25% to 3.50% based on our leverage ratio as computed under the credit agreement and can fluctuate quarterly. At June 30, 2026, our letter of credit rate was 3.50%.
•We pay a commitment fee on the unused portion of the senior secured credit facility. The commitment fee rates on the unused committed amount range from 0.30% to 0.50% per annum depending on our leverage ratio. At June 30, 2026, our commitment fee rate on the unused committed amount was 0.50%.

•We have the ability to increase the aggregate size of the senior secured credit facility up to $1.3 billion, in the form of additional revolving commitments or an incremental term loan, subject to lender consent and certain other customary conditions.
At June 30, 2026, we had no borrowings outstanding under our senior secured credit facility. Our inventory financing sublimit as of June 30, 2026 was $17.1 million of the maximum allowed of $200 million. Our credit agreement allows up to $50 million of the capacity to be used for letters of credit, of which $5.6 million was outstanding at June 30, 2026. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings, periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our senior secured credit facility at June 30, 2026 was $894.4 million, subject to compliance with covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Senior Unsecured Notes Transactions
On March 4, 2026, we issued $750.0 million in aggregate principal amount of 6.750% senior unsecured notes due March 15, 2034 (the “2034 Notes”). Interest payments are due March 15 and September 15 of each year, beginning on September 15, 2026. The issuance of our 2034 Notes generated net proceeds of approximately $735.9 million, net of issuance costs incurred. The net proceeds were used to purchase $416.1 million in principal of our 7.750% senior unsecured notes due February 1, 2028 (the “2028 Notes”) and pay the accrued interest, tender premium and fees on the notes that were validly tendered in the tender offer that ended March 20, 2026, and redeem the remaining $263.3 million outstanding in principal on our 2028 Notes and pay the related accrued interest on those redeemed notes on March 22, 2026 in accordance with the indentures governing the 2028 Notes. In addition, the remaining net proceeds from the issuance of our 2034 Notes were used to purchase a portion of the outstanding Class A Convertible Preferred Units (as further discussed in Note 11). We incurred a loss of $3.4 million associated with the tender premium and fees and the write-off of the related unamortized debt issuance costs on our 2028 Notes, which is recorded as “Other expense” in our Unaudited Condensed Consolidated Statement of Operations for the six months ended June 30, 2026.
On April 3, 2025, using a portion of the cash proceeds from the sale of the Alkali Business (as further discussed in Note 4), we redeemed the remaining $406.2 million of principal outstanding on the 8.000% senior unsecured notes due January 15, 2027 (the “2027 Notes”), and paid the related accrued interest and redemption premium on those notes that were redeemed. We incurred a net loss of $8.9 million associated with the redemption premium and the write-off of the related unamortized debt issuance costs and premium on the redeemed 2027 Notes, which is recorded in “Other expense” in our Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2025.
Our $3.2 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by all of Genesis Energy, L.P.’s current and future 100% owned domestic subsidiaries (the “Guarantor Subsidiaries”), except for Genesis AR LLC, Genesis AR Holdings LLC and certain other immaterial subsidiaries. Genesis AR LLC, Genesis AR Holdings LLC and the other immaterial non-Guarantor Subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets, other than accounts receivables sold to Genesis AR LLC, that we use to operate our business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries.
11. Partners’ Capital (Deficit), Mezzanine Capital and Distributions
At June 30, 2026, our outstanding common units consisted of 122,174,321 Class A Common Units and 39,997 Class B Common Units. The Class A Common Units are traditional common units in us. The Class B Common Units are identical to the Class A Common Units and, accordingly, have voting and distribution rights equivalent to those of the Class A Common Units, and, in addition, the Class B Common Units have the right to elect all of our board of directors and are convertible into Class A Common Units under certain circumstances, subject to certain exceptions. At June 30, 2026, we had 9,236,530 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
In an effort to return capital to our investors, we announced a common equity repurchase program (the “Repurchase Program”) on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be cancelled. The Repurchase Program will be reviewed no later than December 31, 2026 and may be suspended or discontinued at any time prior thereto. During the three and six months ended June 30, 2026, we repurchased and cancelled a total of 250,000 Class A Common Units at an average price of approximately $14.57 per unit for a total purchase price of $3.6 million, which is reflected as a reduction to the carrying value of our “Partners’ Capital (Deficit) - Common unitholders” on our Unaudited Condensed Consolidated Balance Sheet. We did not repurchase any Class A Common Units under the Repurchase Program in 2025.
Distributions
We paid, or will pay, by the dates noted below, the following cash distributions to our common unitholders in 2025 and 2026:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2025
1st Quarter	May 15, 2025	$0.165	$20,207
2nd Quarter	August 14, 2025	$0.165	$20,207
3rd Quarter	November 14, 2025	$0.165	$20,207
4th Quarter	February 13, 2026	$0.180	$22,044
2026
1st Quarter	May 15, 2026	$0.180	$22,044
2nd Quarter(1)	August 14, 2026	$0.200	$24,443
(1)This distribution was declared in July 2026 and will be paid to unitholders of record as of July 31, 2026.

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
As of June 30, 2026, we will not be required to further adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would be redeemed. Once redemption becomes probable, we would adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date redemption first becomes probable and the date the units could first be redeemed.

Class A Convertible Preferred Units Transactions and Distributions
On June 8, 2026, we entered into a purchase agreement with one of our Class A Convertible Preferred unitholders whereby we purchased 2,454,445 Class A Convertible Preferred Units at a purchase price of $34.38 per unit for total consideration of $84.4 million. In addition, we paid a distribution of $1.8 million (or $0.7183 per unit), which represented the distributions that accrued on these purchased units from April 1, 2026 through June 8, 2026.
On March 6, 2026, we entered into a purchase agreement with one of our Class A Convertible Preferred unitholders whereby we purchased 3,263,127 Class A Convertible Preferred Units at a purchase price of $34.38 per unit for total consideration of $112.2 million. In addition, we paid a distribution of $2.2 million (or $0.6841 per unit), which represented distributions that accrued on these purchased units from January 1, 2026 through March 6, 2026.
On February 3, 2026, we entered into a purchase agreement with one of our Class A Convertible Preferred unitholders whereby we purchased 741,620 Class A Convertible Preferred Units at a purchase price of $33.71 per unit for total consideration of $25.0 million. In addition, we paid a distribution of $0.3 million (or $0.3473 per unit), which represented the distributions that accrued on these purchased units from January 1, 2026 through February 3, 2026.
On March 6, 2025, we entered into purchase agreements with certain Class A Convertible Preferred unitholders whereby we purchased a total of 7,416,196 Class A Convertible Preferred Units at a purchase price of $35.40 per unit for total consideration of $262.5 million. In addition, we paid a distribution of $5.1 million (or $0.6841 per unit), which represented distributions that accrued on these purchased units from January 1, 2025 through March 6, 2025.
There were 9,236,530 and 15,695,722 Class A Convertible Preferred Units outstanding as of June 30, 2026 and December 31, 2025, respectively.
Net Income (Loss) Attributable to Common Unitholders is adjusted for distributions paid and returns attributable to the Class A Convertible Preferred Units in the period. Net Income (Loss) Attributable to Common Unitholders was reduced by $12.8 million and $30.2 million for the three and six months ending June 30, 2026, respectively, and $14.9 million and $41.8 million for the three and six months ended June 30, 2025, respectively, due to Class A Convertible Preferred Unit distributions paid in the period (Class A Convertible Preferred Unit distributions are summarized in the table below). For the three and six months ended June 30, 2026, Net Income Attributable to Common Unitholders was increased by $2.0 million and $5.8 million, respectively, due to returns attributable to the Class A Convertible Preferred Units that accumulated in the period. For the six months ended June 30, 2025, Net Loss Attributable to Common Unitholders was further reduced by $1.4 million due to returns attributable to the Class A Convertible Preferred Units that accumulated in the period.
We paid, or will pay, by the dates noted below, the following cash distributions to our Class A Convertible Preferred unitholders in 2025 and 2026:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2025
1st Quarter(1)	May 15, 2025	$0.9473	$19,942
2nd Quarter	August 14, 2025	$0.9473	$14,868
3rd Quarter	November 14, 2025	$0.9473	$14,868
4th Quarter	February 13, 2026	$0.9473	$14,868
2026
1st Quarter(2)(3)	May 15, 2026	$0.9473	$13,565
2nd Quarter(4)(5)	August 14, 2026	$0.9473	$10,513
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
(4)Approximately $1.8 million of this distribution was associated with certain Class A Convertible Preferred Units purchased in this period and paid on June 8, 2026.
(5)Approximately $8.7 million of this distribution was declared in July 2026 and will be paid to unitholders of record as of July 31, 2026.

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
The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income (loss) per common unit calculation for the period being presented. The numerator is adjusted for distributions declared in the period, undeclared distributions that accumulated during the period, and any returns that accumulated in the period. For the three and six months ended June 30, 2026 and 2025, the effect of the assumed conversion of the Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table illustrates the computation of basic and diluted net income (loss) per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$56,603	$10,011	$75,748	$(26,550)
Less: Net income attributable to noncontrolling interests	(13,746)	(10,417)	(26,091)	(19,186)
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(10,830)	(14,868)	(24,413)	(43,270)
Net income (loss) attributable to common unitholders from continuing operations	32,027	(15,274)	25,244	(89,006)
Net loss from discontinued operations	—	—	—	(423,745)
Net income (loss) attributable to common unitholders	$32,027	$(15,274)	$25,244	$(512,751)

Weighted average outstanding units	122,428	122,464	122,446	122,464

Net income (loss) attributable to common unitholders per common unit from continuing operations - Basic and Diluted	$0.26	$(0.12)	$0.21	$(0.73)
Net loss per common unit from discontinued operations - Basic and Diluted	—	—	—	(3.46)
Net income (loss) per common unit - Basic and Diluted	$0.26	$(0.12)	$0.21	$(4.19)

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

Segment information for the periods presented below was as follows:

	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Total
Three Months Ended June 30, 2026
Revenues:
External Customers	$157,508	$80,943	$293,544	$531,995
Intersegment Revenue(1)	2,639	—	(2,639)	—
Total revenues of reportable segments(2)	$160,147	$80,943	$290,905	$531,995
Segment Operating Expenses	(41,904)	(55,499)	(65,296)	(162,699)
Segment Product Costs	—	—	(198,716)	(198,716)
Other Segment Items(3)	(2,618)	205	1,315	(1,098)
Segment Margin(4)	$115,625	$25,649	$28,208	$169,482

Three Months Ended June 30, 2025
Revenues:
External Customers	$125,128	$79,617	$172,603	$377,348
Intersegment Revenue(1)	242	—	(242)	—
Total revenues of reportable segments(2)	$125,370	$79,617	$172,361	$377,348
Segment Operating Expenses	(35,979)	(49,977)	(60,549)	(146,505)
Segment Product Costs	—	—	(92,479)	(92,479)
Other Segment Items(3)	(1,797)	177	(875)	(2,495)
Segment Margin(4)	$87,594	$29,817	$18,458	$135,869

Six Months Ended June 30, 2026
Revenues:
External Customers	$304,924	$160,988	$512,638	$978,550
Intersegment Revenue(1)	2,504	—	(2,504)	—
Total revenues of reportable segments(2)	$307,428	$160,988	$510,134	$978,550
Segment Operating Expenses	(85,074)	(107,620)	(123,421)	(316,115)
Segment Product Costs	—	—	(338,809)	(338,809)
Other Segment Items(3)	359	198	1,739	2,296
Segment Margin(4)	$222,713	$53,566	$49,643	$325,922

Six Months Ended June 30, 2025
Revenues:
External Customers	$234,015	$160,261	$381,383	$775,659
Intersegment Revenue(1)	242	—	(242)	—
Total revenues of reportable segments(2)	$234,257	$160,261	$381,141	$775,659
Segment Operating Expenses	(68,915)	(100,866)	(128,558)	(298,339)
Segment Product Costs	—	—	(220,170)	(220,170)
Other Segment Items(3)	(1,200)	443	871	114
Segment Margin(4)	$164,142	$59,838	$33,284	$257,264
(1)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
(2)Total revenues of reportable segments in the table above agrees to “Total revenues” as seen in our Unaudited Condensed Consolidated Statements of Operations for each respective period.

(3)Other Segment Items primarily includes adjustments related to the difference in timing of cash receipts for certain contractual agreements (applicable to our offshore pipeline transportation and onshore transportation and services segments), segment general and administrative expenses less the non-cash effects of our LTIP plan (applicable to all reportable segments), net effects of our noncontrolling interests (applicable to our offshore pipeline transportation segment), adjustments to include distributable cash generated by our equity investees (applicable to our offshore pipeline transportation and onshore transportation and services segments), and unrealized gains and losses from the valuation of our commodity derivative transactions (excluding fair value hedges) (applicable to our offshore pipeline transportation and onshore transportation and services segments).
(4)A reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin for the periods is presented below.
Total assets by reportable segment were as follows:

	June 30, 2026	December 31, 2025
Offshore pipeline transportation	$2,654,973	$2,755,595
Marine transportation	582,248	618,474
Onshore transportation and services	942,296	1,452,971
Total reportable segment assets	$4,179,517	$4,827,040
Other assets(1)	1,233,240	33,663
Total consolidated assets	$5,412,757	$4,860,703
(1)    For the six months ended June 30, 2026, certain of the receivables from our wholly-owned subsidiaries in our reportable segments were sold to our wholly-owned subsidiary, Genesis AR LLC, a consolidated and bankruptcy-remote special purpose corporate entity created for the sole purpose of transacting under the AR Facility (see Note 10).
Total growth and maintenance capital expenditures for fixed and intangible assets (including enhancements to existing facilities and construction of growth projects as well as contributions to equity investees) by reportable segment for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
	2026	2025
Offshore pipeline transportation(1)	$19,077	$59,136
Marine transportation	39,401	29,452
Onshore transportation and services	7,564	4,575
Total reportable segment capital expenditures	$66,042	$93,163
Other	1,580	654
Total consolidated capital expenditures	$67,622	$93,817
(1)Capital expenditures in our offshore pipeline transportation segment for the six months ended June 30, 2026 and 2025 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder.

Reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) from continuing operations before income taxes	$56,812	$10,356	$76,069	$(26,061)
Net income attributable to noncontrolling interests	(13,746)	(10,417)	(26,091)	(19,186)
Corporate general and administrative expenses	19,923	15,068	37,161	56,744
Depreciation, amortization and accretion	65,337	59,011	126,485	118,022
Interest expense, net	66,954	60,754	134,932	130,792
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	2,468	5,595	7,989	11,687
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	(770)	(133)	45	(204)
Other non-cash items	(3,769)	(4,229)	(8,387)	(6,951)
Loss on extinguishment of debt	30	8,935	3,570	9,779
Differences in timing of cash receipts for certain contractual arrangements(2)	(6,321)	(9,071)	(8,415)	(17,358)
Gain on sale of assets(3)	(17,436)	—	(17,436)	—
Total Segment Margin	$169,482	$135,869	$325,922	$257,264
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(3)During the three and six months ended June 30, 2026, we recognized a gain on the sale of assets of $17.4 million associated with the divestiture of certain non-core natural gas pipeline and platform assets within our offshore pipeline transportation segment (see Note 7).
14. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues and billings:
Charges for products and services provided to Poseidon(1)	$6,214	$4,148	$11,957	$8,317
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$330	$330
Charges for products purchased from Poseidon(1)	3,113	266	3,736	542
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

Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the three and six months ended June 30, 2026 includes $2.7 million and $5.5 million, respectively, of fees we earned through the provision of services under that agreement. Our revenues for the three and six months ended June 30, 2025 includes $2.7 million and $5.3 million, respectively, of fees we earned through the provision of services under that agreement. At June 30, 2026 and December 31, 2025, Poseidon owed us $4.5 million and $4.3 million for services rendered, respectively.
15. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Six Months Ended June 30,
	2026	2025
Accounts receivable	$(581,812)	$(13,139)
Inventories	17,548	(26,318)
Deferred charges	72,720	(22,185)
Other current assets	(5,990)	(4,521)
Accounts payable	594,064	17,903
Accrued liabilities	(32,003)	(21,799)
Net changes in components of operating assets and liabilities	$64,527	$(70,059)
Payments of interest and commitment fees were $135.9 million and $152.1 million for the six months ended June 30, 2026 and 2025, respectively.
We capitalized interest of $14.8 million during the six months ended June 30, 2025. We did not capitalize interest during the six months ended June 30, 2026.
At June 30, 2026 and 2025, we had incurred liabilities for fixed and intangible asset additions totaling $18.3 million and $12.7 million, respectively, that had not been paid at the end of the quarter. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
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
As of June 30, 2026, we had a net broker receivable of approximately $0.4 million (consisting of initial margin of $0.1 million increased by $0.3 million of variation margin). As of December 31, 2025, we had a net broker receivable of approximately $0.8 million (consisting of initial margin of $0.7 million increased by $0.1 million of variation margin).  At June 30, 2026 and December 31, 2025, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
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
Outstanding Derivatives
At June 30, 2026, we had the following outstanding derivative contracts that were entered into to economically hedge inventory and fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	50	80
Weighted average contract price per Bbl	$88.08	$81.96
Crude oil calendar spread swaps:
Contract volumes (1,000 Bbls)	50	—
Weighted average contract price per Bbl	$0.14	$—
Crude oil options:
Contract volumes (1,000 Bbls)	10	—
Weighted average premium received/paid	$0.50	$—

Fair Value of Derivative Assets and Liabilities
The following tables reflect the estimated fair value position of our derivatives at June 30, 2026 and December 31, 2025:

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		June 30, 2026	December 31, 2025
Asset Derivatives:
Commodity derivatives - futures, swaps and options (undesignated hedges):
Gross amount of recognized assets	Accounts Receivable - trade, net; Current Assets - Other(1)	$1,308	$59
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(1,243)	(8)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$65	$51
Commodity derivatives - futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$—	$156
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	—	(156)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Commodity derivatives - futures, swaps and options (undesignated hedges):
Gross amount of recognized liabilities	Accounts Receivable - trade, net; Current Assets - Other(1)	$(1,354)	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	1,354	—
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$—	$(19)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	—	19
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
(1)As noted above, certain of our derivatives are transacted through brokerage accounts and are subject to margin requirements. We offset fair value amounts recorded for our exchange-traded derivative contracts against required margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets within “Current Assets - Other”.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income (Loss)
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Commodity derivatives - futures, swaps and options:
Contracts designated as hedges under accounting guidance	Onshore transportation and services product costs	$195	$1,370	$(5,916)	$1,087
Contracts not considered hedges under accounting guidance	Onshore transportation and services product costs; Offshore transportation operating costs	(848)	(455)	(2,308)	(542)
Total commodity derivatives		$(653)	$915	$(8,224)	$545

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

	June 30, 2026			December 31, 2025
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity and fuel derivatives:
Assets	$1,243	$65	$—	$164	$51	$—
Liabilities	$(1,354)	$—	$—	$(19)	$—	$—
Our commodity derivatives include exchange-traded futures. The fair value of these exchange-traded derivative contracts is based on unadjusted quoted prices in active markets and is, therefore, included in Level 1 of the fair value hierarchy. The fair value of the swaps contracts was determined using market price quotations and a pricing model. The swap contracts were considered a Level 2 input in the fair value hierarchy at June 30, 2026 and December 31, 2025.
See Note 16 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the borrowings outstanding under our senior secured credit facility and AR Facility at June 30, 2026 and December 31, 2025 approximated the fair value as the stated rate of interest approximates current market rates of interest for similar instruments with comparable maturities. At June 30, 2026 and December 31, 2025, our senior unsecured notes had a carrying value of approximately $3.2 billion and $3.1 billion, respectively, and a fair value of approximately $3.2 billion. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Forward Looking Statements
Overview
We reported Net Income Attributable to Genesis Energy, L.P. of $42.9 million during the three months ended June 30, 2026 (the “2026 Quarter”) compared to Net Loss Attributable to Genesis Energy, L.P. of $0.4 million during the three months ended June 30, 2025 (the “2025 Quarter”).
Net Income Attributable to Genesis Energy, L.P. in the 2026 Quarter was impacted by: (i) an increase in operating income from our reportable segments, primarily from our offshore pipeline transportation segment (see “Results of Operations” below for additional details); (ii) a gain on sale of assets of $17.4 million associated with the divestiture of certain non-core natural gas pipeline and platform assets within our offshore pipeline transportation segment; and (iii) an increase in our equity in earnings of equity investees of $6.0 million primarily as a result of an increase in volumes and associated revenue from Poseidon. Additionally, the 2025 Quarter included a loss of $8.9 million primarily due to the premium associated with the redemption of our 2027 Notes in April 2025. These increases were partially offset by: (i) an increase in depreciation and amortization of $7.2 million during the 2026 Quarter (see “Results of Operations” below for additional details); (ii) an increase in interest expense, net of $6.2 million (see “Results of Operations” below for additional details); and (iii) increase in general and administrative expenses of $4.7 million (see “Results of Operations” below for additional details).
Cash flow from operating activities was $180.7 million for the 2026 Quarter compared to $47.0 million for the 2025 Quarter. The increase in cash flow from operating activities is primarily attributable to an increase in Segment Margin in the 2026 Quarter compared to the 2025 Quarter (as discussed further below) and positive changes in working capital in the 2026 Quarter compared to the 2025 Quarter.
Available Cash before Reserves (as defined below in “Non-GAAP Financial Measures”) to our common unitholders was $78.3 million for the 2026 Quarter, an increase of $46.1 million, or 143%, from the 2025 Quarter primarily as a result of: (i) an increase in Segment Margin of $33.6 million, which is discussed in more detail below; (ii) a gain on sale of assets of $17.4 million during the 2026 Quarter; and (iii) a decrease in accumulated distributions to our Class A Convertible Preferred unitholders of $4.4 million. Partially offsetting these increases to Available Cash before Reserves was an increase to interest expense, net of $6.2 million during the 2026 Quarter.
Segment Margin (as defined below in “Non-GAAP Financial Measures”) was $169.5 million for the 2026 Quarter, an increase of $33.6 million, or 25%, from the 2025 Quarter. A more detailed discussion of our segment results and other costs is included below in “Results of Operations.” See “Non-GAAP Financial Measures” below for additional information on Segment Margin.

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
Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2026 Quarter increased $154.6 million, or 41%, from the 2025 Quarter and our total costs and expenses, excluding the gain on sale of assets in the 2026 Quarter, increased $134.4 million, or 43%, between the two periods. The increase in our operating income during the 2026 Quarter is primarily due to an increase in volumes and revenues across our offshore pipeline transportation network (see further discussion below). This increase was partially offset by an increase in depreciation and amortization of $7.2 million and an increase in general and administrative expenses of $4.7 million during the 2026 Quarter (see further discussion below).
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
As it relates to our crude oil marketing business, the average closing price for West Texas Intermediate crude oil on the New York Mercantile Exchange (NYMEX) increased to $95.65 per barrel in the 2026 Quarter as compared to $64.57 per barrel in the 2025 Quarter. We expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil, resulting in a minimal direct impact on Net income (loss), Segment Margin and Available Cash before Reserves. We have limited our direct commodity price exposure in our crude oil operations through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller impact on Net income (loss), Segment Margin and Available Cash before Reserves. However, we do have some indirect exposure to certain changes in prices for crude oil, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “ Risks Related to Our Business.” We also have revenues and costs associated with our other refinery-centric operations including our sulfur services business, which we believe is one of the largest producers and marketers of NaHS in North and South America, and from our other logistical assets including pipelines, trucks, terminals, and rail unloading facilities.

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
The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Offshore pipeline transportation	$115,625	$87,594	$222,713	$164,142
Marine transportation	25,649	29,817	53,566	59,838
Onshore transportation and services	28,208	18,458	49,643	33,284
Total Segment Margin	$169,482	$135,869	$325,922	$257,264

A reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin for the periods presented is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income (loss) from continuing operations before income taxes	$56,812	$10,356	$76,069	$(26,061)
Net income attributable to noncontrolling interests	(13,746)	(10,417)	(26,091)	(19,186)
Corporate general and administrative expenses	19,923	15,068	37,161	56,744
Depreciation, amortization and accretion	65,337	59,011	126,485	118,022
Interest expense, net	66,954	60,754	134,932	130,792
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	2,468	5,595	7,989	11,687
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	(770)	(133)	45	(204)
Other non-cash items	(3,769)	(4,229)	(8,387)	(6,951)
Loss on debt extinguishment	30	8,935	3,570	9,779
Differences in timing of cash receipts for certain contractual arrangements(2)	(6,321)	(9,071)	(8,415)	(17,358)
Gain on sale of assets(3)	(17,436)	—	(17,436)	—
Total Segment Margin	$169,482	$135,869	$325,922	$257,264
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
(3)During the three and six months ended June 30, 2026, we recognized a gain on the sale of assets of $17.4 million associated with the divestiture of certain non-core natural gas pipeline and platform assets within our offshore pipeline transportation segment.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$113,829	$83,775	$221,032	$153,589
Offshore natural gas pipeline revenue, excluding non-cash revenues	14,440	13,210	28,111	26,005
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses(1)	(32,802)	(26,590)	(65,447)	(50,764)
Distributions from equity investments(2)	20,158	17,199	39,017	35,312
Offshore pipeline transportation Segment Margin	$115,625	$87,594	$222,713	$164,142

Volumetric Data 100% basis:
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	396,708	324,533	410,899	318,787
Poseidon	312,930	248,785	291,498	246,566
Odyssey	61,963	71,309	63,846	67,545
GOPL(3)	1,454	1,383	1,428	1,532
Total crude oil offshore pipelines	773,055	646,010	767,671	634,430

Natural gas transportation volumes (MMBtus/day)	372,312	403,703	382,063	402,739

Volumetric Data net to our ownership interest(4):
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	253,893	207,701	262,975	204,024
Poseidon	200,275	159,222	186,559	157,802
Odyssey	17,969	20,680	18,515	19,588
GOPL(3)	1,454	1,383	1,428	1,532
Total crude oil offshore pipelines	473,591	388,986	469,477	382,946

Natural gas transportation volumes (MMBtus/day)	107,582	104,638	111,600	104,734
(1)The increase in operating costs is primarily related to an increase in costs associated with accommodating our higher level of volumes in 2026, such as fuel and drag reducing agent costs, which are often rebilled to the associated producers and do not have a significant impact to our Segment Margin.
(2)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting for the three and six months ended June 30, 2026 and 2025.
(3)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or “GOPL”) owns our undivided interest in the Eugene Island pipeline system.
(4)Volumes are the product of our effective ownership interest throughout the period multiplied by the relevant throughput over the given period.

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Offshore pipeline transportation Segment Margin for the 2026 Quarter increased $28.0 million, or 32%, from the 2025 Quarter primarily due to: (i) production volumes associated with the deepwater Shenandoah floating production unit (“FPU”), which ties into our 100% owned SYNC Pipeline for further transportation downstream to our 64% owned CHOPS Pipeline, that began producing in July 2025 (Segment Margin in the 2025 Quarter benefited from one month of contractual minimum volume commitments (“MVC’s”) that commenced in June 2025); and (ii) production volumes from the Salamanca FPU, which ties into our existing 100% owned SEKCO Pipeline for further transportation downstream on our 64% owned Poseidon Pipeline, that began producing in September 2025.
Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Offshore pipeline transportation Segment Margin for the six months ended June 30, 2026 increased $58.6 million, or 36%, from the six months ended June 30, 2025 primarily due to: (i) production volumes associated with the deepwater Shenandoah FPU, which ties into our 100% owned SYNC Pipeline for further transportation downstream to our 64% owned CHOPS Pipeline, that began producing in July 2025 (Segment Margin in the 2025 Quarter benefited from the commencement of contractual MVC’s in June 2025); and (ii) production volumes from the Salamanca FPU, which ties into our existing 100% owned SEKCO Pipeline for further transportation downstream on our 64% owned Poseidon Pipeline, that began producing in September 2025.
Activity in and around our Gulf of America asset base continues to be robust. During the first quarter of 2026, a fourth well at the Salamanca FPU was successfully brought online with a fifth well expected to be drilled towards the end of 2026 or early 2027. In addition, the Monument development, a two-well sub-sea tieback to the Shenandoah FPU with production dedicated to our 100% owned SYNC Pipeline for further transportation downstream to our 64% owned CHOPS Pipeline, is expected to have first production in the fourth quarter of 2026.

Marine Transportation Segment
As of June 30, 2026, within our marine transportation segment, we owned a fleet of 87 barges (78 inland and 9 offshore) with a combined transportation capacity of 3.0 million barrels, 43 push/tow boats (33 inland and 10 offshore), and a 330,000 barrel capacity ocean going tanker, the M/T American Phoenix.
Operating results for our marine transportation segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues (in thousands):
Inland freight revenues	$31,897	$34,252	$64,697	$67,462
Offshore freight revenues	27,825	30,784	57,566	61,776
Other rebill revenues(1)	21,221	14,581	38,725	31,023
Total segment revenues	$80,943	$79,617	$160,988	$160,261

Operating costs, excluding non-cash expenses (in thousands)	(55,294)	(49,800)	(107,422)	(100,423)

Segment Margin (in thousands)	$25,649	$29,817	$53,566	$59,838

Fleet Utilization:(2)
Inland Barge Utilization	97.4%	98.1%	96.6%	95.9%
Offshore Barge Utilization	92.4%	97.3%	95.7%	96.8%
(1)Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2)Utilization rates are based on a 365-day year, as adjusted for planned downtime and dry-dockings.
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Marine transportation Segment Margin for the 2026 Quarter decreased $4.2 million, or 14%, from the 2025 Quarter primarily due to an increase in planned dry-docking days in our inland and offshore barge businesses during the 2026 Quarter and a slight decrease in average day rates in our inland barge business. In our offshore barge business, revenues for the 2026 Quarter were impacted by several required and planned regulatory dry-dockings, which included our two largest vessels, one of which was completed during the 2026 Quarter, while the other was recently completed in the third quarter of 2026. During the third quarter of 2025, we experienced a decline in our inland barge day rates due to a decrease in Midwest refinery demand for black oil equipment as a result of changing crude slates. Inland barge day rates have recovered at a slower pace than anticipated, and rates in the 2026 Quarter did not reach the levels we saw in the 2025 Quarter. These decreases in Segment Margin were partially offset by a higher contractual rate on our M/T American Phoenix during the 2026 Quarter compared to the 2025 Quarter.
Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Marine transportation Segment Margin for the six months ended June 30, 2026 decreased $6.3 million, or 10%, from the six months ended June 30, 2025 primarily due to an increase in planned dry-docking days in our inland and offshore barge businesses and a slight decrease in average day rates in our inland barge business. In our offshore barge business, revenues during the first six months of 2026 were impacted by several required and planned regulatory dry-dockings, which included our two largest vessels during the first six months of 2026. During the third quarter of 2025, we experienced a decline in our inland barge day rates due to a decrease in Midwest refinery demand for black oil equipment as a result of changing crude slates. Inland barge day rates have recovered at a slower pace than anticipated, and rates in 2026 have not reached the levels we saw in 2025. These decreases in Segment Margin were partially offset by a contractual rate increase on our M/T American Phoenix during the first six months of 2026 compared to the first six months of 2025.

Onshore Transportation and Services Segment
Our onshore transportation and services segment includes terminaling, blending, storing, and marketing of crude oil, and transporting of crude oil and refined products, as well as the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced “nash”). Our onshore transportation and services segment utilizes an integrated set of pipelines, storage tanks, terminals, facilities, trucks and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals, rail unloading facilities, and refinery processing locations operating primarily within the U.S. Gulf Coast market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk-purchased crude oil as well as the sale and delivery of NaHS and NaOH (also known as caustic soda) to customers. Through these assets we offer our customers a full suite of services, including the following as of June 30, 2026:
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

Operating results from our onshore transportation and services segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Gathering, marketing and logistics revenue	$222,587	$112,256	$383,053	$256,235
Crude oil pipeline tariffs and revenues	8,490	6,565	16,695	11,490
Sulfur services revenues, excluding non-cash revenues	38,872	35,585	72,347	73,438
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(199,150)	(92,611)	(338,974)	(220,374)
Operating costs, excluding non-cash expenses	(45,883)	(42,639)	(89,139)	(88,060)
Other	3,292	(698)	5,661	555
Segment Margin	$28,208	$18,458	$49,643	$33,284

Volumetric Data:
Onshore crude oil pipelines (average Bbls/day):
Texas	120,132	98,626	120,066	80,377
Jay	9,032	4,036	8,859	4,181
Mississippi	1,069	1,059	1,043	1,124
Louisiana(1)	62,748	48,178	61,655	43,203
Onshore crude oil pipelines total	192,981	151,899	191,623	128,885

Crude oil product sales (average Bbls/day)	21,450	15,366	21,802	17,655
Rail unload volumes (average Bbls/day)	18,626	24,979	19,415	22,748

NaHS volumes (Dry short tons “DST” sold)	22,555	23,256	42,338	49,129
NaOH (caustic soda) volumes (DST sold)	9,322	8,678	17,931	17,223
(1)Total daily volumes for the 2026 Quarter and the 2025 Quarter include 29,217 and 16,403 Bbls/day, respectively, of intermediate refined petroleum products and 31,252 and 31,775 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines. Total daily volumes for the six months ended June 30, 2026 and 2025 include 31,037 and 17,500 Bbls/day, respectively, of intermediate refined petroleum products and 28,570 and 25,703 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Onshore transportation and services Segment Margin for the 2026 Quarter increased $9.8 million, or 53%, from the 2025 Quarter primarily due to an increase in volumes transported on our onshore crude oil pipeline systems and increased activity and volumes in our crude oil marketing business. We experienced an increase in volumes on our Texas pipeline system, which is a key destination point for various grades of crude oil produced in the Gulf of America including those transported on our 64% owned CHOPS Pipeline, and benefited from an increase in refined product volumes at our Baton Rouge terminal. In our sulfur services business, we experienced an increase in Segment Margin in the 2026 Quarter primarily due to an increase in the index-based NaHS sales prices and strong demand from our pulp and paper customers.

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Onshore transportation and services Segment Margin for the six months ended June 30, 2026 increased $16.4 million, or 49%, from the six months ended June 30, 2025 primarily due to an increase in volumes transported on our onshore crude oil pipeline systems and increased activity and volumes in our crude oil marketing business. We experienced an increase in volumes on our Texas pipeline system, which is a key destination point for various grades of crude oil produced in the Gulf of America including those transported on our 64% owned CHOPS Pipeline, and benefited from an increase in refined product volumes at our Baton Rouge terminal. In our sulfur services business, we experienced an increase in Segment Margin in the first six months of 2026 primarily due to an increase in the index-based NaHS sales prices and strong demand from our pulp and paper customers, which were partially offset by a decrease in NaHS sales volumes in the first quarter of 2026 primarily due to operational challenges at our largest and lowest-cost host refinery that were resolved as we exited March 2026.
Other Costs, Interest and Income Taxes
General and administrative expenses

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$12,946	$11,606	$27,196	$22,025
Segment	714	689	1,415	1,369
Long-term incentive compensation expense	1,843	2,139	1,294	6,474
Third party costs related to business development activities and growth projects	3,944	310	7,066	25,518
Total general and administrative expenses	$19,447	$14,744	$36,971	$55,386
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Total general and administrative expenses for the 2026 Quarter increased by $4.7 million, or 32%, from the 2025 Quarter. This increase is primarily due to an increase in third party costs related to business development activities and growth projects during the 2026 Quarter and an increase in corporate general and administrative expenses.
Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Total general and administrative expenses for the first six months of 2026 decreased by $18.4 million, or 33%, from the first six months of 2025. This decrease is primarily due to: (i) a reduction in third party costs related to business development activities and growth projects as the six months ended June 30, 2025 included the transaction costs incurred associated with the sale of the Alkali Business on February 28, 2025; and (ii) a reduction in long-term incentive compensation expense as a result of how we valued the outstanding awards under our long-term incentive compensation plan in each period. These decreases were partially offset by an increase in corporate general and administrative expenses.

Depreciation and amortization expense

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Depreciation expense	$60,644	$53,347	$117,022	$106,947
Amortization expense	2,489	2,558	5,020	5,129
Total depreciation and amortization expense	$63,133	$55,905	$122,042	$112,076
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Total depreciation and amortization expense for the 2026 Quarter increased $7.2 million, or 13%, from the 2025 Quarter. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service at the end of and subsequent to the 2025 Quarter, including assets associated with our CHOPS expansion project and SYNC Pipeline.
Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Total depreciation and amortization expense for the first six months of 2026 increased $10.0 million, or 8.9%, from the first six months of 2025. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service at the end of and subsequent to the 2025 Quarter, including assets associated with our CHOPS expansion project and SYNC Pipeline.
Interest expense, net

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees) and AR Facility, net	$2,292	$2,863	$4,117	$6,888
Interest expense, senior unsecured notes	61,906	63,952	125,277	134,490
Amortization of debt issuance costs, premium and discount	2,756	1,378	5,538	4,256
Capitalized interest	—	(7,439)	—	(14,842)
Interest expense, net	$66,954	$60,754	$134,932	$130,792
Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025
Interest expense, net for the 2026 Quarter increased $6.2 million, or 10%, from the 2025 Quarter primarily due to a decrease in capitalized interest in the 2026 Quarter as a result of the completion of the CHOPS expansion project and SYNC Pipeline project prior to the 2026 Quarter.
Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025
Interest expense, net for the first six months of 2026 increased $4.1 million, or 3%, from the first six months of 2025 primarily due to: (i) a decrease in capitalized interest during 2026 as a result of the completion of the CHOPS expansion project and SYNC Pipeline project in 2025; (ii) a decrease in interest expense on our senior unsecured notes; and (iii) a reduction in interest expense, net on our senior secured credit facility as a result of a decrease in the average borrowings outstanding during 2026. During the first six months of 2026, the decrease to interest expense on our senior unsecured notes is primarily a result of the redemption of the remaining $406.2 million of principal outstanding on the 2027 Notes on April 3, 2025.
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

Liquidity and Capital Resources
General
On February 28, 2025 we completed the sale of the Alkali Business to an indirect affiliate of WE Soda Ltd for a gross purchase price of $1.425 billion. We received cash of approximately $1.0 billion, which reflected the net proceeds after the payment of transaction costs and expenses and the assumption of our then outstanding Alkali senior secured notes by an indirect affiliate of WE Soda Ltd. We used the cash proceeds to pay down the outstanding balance on our senior secured credit facility as of February 28, 2025, purchase 7,416,196 Class A Convertible Preferred Units on March 6, 2025 at a purchase price of $35.40 per unit, and redeem the remaining $406.2 million of principal outstanding on the 2027 Notes on April 3, 2025.
On February 3, 2026, we entered into a purchase agreement with one of our Class A Convertible Preferred unitholders whereby we purchased 741,620 Class A Convertible Preferred units at a purchase price of $33.71 per unit.
On March 4, 2026, we entered into the Eighth Amended and Restated Credit Agreement to replace our Seventh Amended and Restated Credit Agreement. The credit agreement increased our senior secured credit facility borrowing capacity from $800 million to $900 million and extended the maturity to March 4, 2031, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, provided that if more than $150 million of our 2029 Notes remain outstanding as of October 16, 2028, the credit agreement matures on such date or if more than $150 million of our 2030 Notes remain outstanding as of January 14, 2030, the credit agreement matures on such date. The credit agreement also provides for additional covenant flexibility and increases our permitted investment baskets, enabling us to maintain a disciplined, yet opportunistic approach to our future capital allocation priorities.
Also on March 4, 2026, we issued $750.0 million in aggregate principal amount of our 2034 Notes. The issuance of our 2034 Notes generated net proceeds of approximately $735.9 million, net of issuance costs incurred. The net proceeds were used to purchase $416.1 million in principal of our 2028 Notes (which carried an interest rate of 7.750%) and pay the accrued interest, tender premium and fees on the notes that were validly tendered in the tender offer that ended March 20, 2026, and redeem the remaining $263.3 million in principal on our 2028 Notes and pay the related accrued interest on those redeemed notes on March 22, 2026.
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
On June 3, 2026, we completed the divestiture of certain non-core natural gas pipeline and platform assets in our offshore pipeline transportation segment for total consideration of $95.0 million. We utilized these proceeds to purchase a portion of our outstanding Class A Convertible Preferred Units on June 8, 2026, whereby we entered into a purchase agreement with one of our Class A Convertible Preferred unitholders to purchase 2,454,445 Class A Convertible Preferred units at a purchase price of $34.38 per unit.
The purchases of these Class A Convertible Preferred Units, which carried an annual coupon rate of 11.24%, have allowed us to lower our overall cost of capital. As of June 30, 2026, we had 9,236,530 outstanding Class A Convertible Preferred Units, which is a significant reduction from the balance as of December 31, 2025 to our highest cost of capital instrument.
On June 26, 2026, we entered into a three-year $99.5 million AR Facility whereby we sell, on an on-going basis, certain of the receivables from our wholly-owned subsidiaries, together with the related security and interest in the proceeds, to our wholly-owned subsidiary Genesis AR LLC, a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the AR Facility. Our AR Facility bears interest at SOFR plus 1.375%, which reduces our overall cost of capital relative to our other outstanding indebtedness.
The successful completion of the above events has extended our debt maturity profile, with nothing maturing until January 15, 2029, eliminated any near-term refinancing risk, lowered our overall cost of capital and reduced the cash costs of running our businesses significantly, while continuing to simplify and strengthen our capital structure. In addition, we have significant available liquidity for future opportunistic transactions and capital allocation priorities with $894.4 million available for borrowings under our senior secured credit facility at June 30, 2026, subject to compliance with covenants.
We anticipate that our future internally-generated funds and the funds available under our senior secured credit facility will allow us to meet our ordinary course capital needs. Our primary sources of liquidity have been cash flows from operations, proceeds from the sale of assets, borrowing availability under our senior secured credit facility, borrowings from our AR Facility, the proceeds from issuances of equity (common and preferred) and senior unsecured or secured notes and the creation of strategic arrangements to share capital costs through joint ventures or strategic alliances.

Our primary cash requirements consist of:
•working capital, primarily inventories and trade receivables and payables;
•routine operating expenses;
•capital expenditures;
•interest payments related to outstanding debt;
•asset retirement obligations;
•quarterly cash distributions to our preferred and common unitholders; and
•acquisitions of assets or businesses.
Capital Resources
Our ability to satisfy future capital needs will depend on our ability to raise additional capital from time to time, including through equity and debt offerings (public and private), borrowings under our senior secured credit facility and other financing transactions, and to implement our growth strategy successfully. No assurance can be made that we will be able to raise necessary funds on satisfactory terms.
At June 30, 2026, the principal amount of long-term debt outstanding totaled $3,150.0 million related to our senior unsecured notes, with no borrowings outstanding under our senior secured credit facility. Our senior unsecured notes balance is comprised of $600.0 million of our 2029 Notes, $500.0 million of our 2030 Notes, $700.0 million of our 7.875% senior unsecured notes due May 15, 2032, $600.0 million of our 8.000% senior unsecured notes due May 15, 2033, and $750.0 million of our 2034 Notes. We also had current borrowings outstanding of $99.5 million under our AR Facility.
The available borrowing capacity under our senior secured credit facility at June 30, 2026 is $894.4 million, subject to compliance with covenants. Our inventory financing sublimit as of June 30, 2026 was $17.1 million of the maximum allowed of $200.0 million. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Shelf Registration Statement
We have the ability to issue additional equity and debt securities in the future to assist us in meeting our future liquidity requirements, particularly those related to opportunistically acquiring assets and businesses, constructing new facilities and refinancing outstanding debt.
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
Cash Flows from Operations
We generally utilize the cash flows we generate from our operations to fund our common and preferred distributions and working capital needs. Excess funds that are generated are used to repay borrowings under our senior secured credit facility or AR Facility and/or to fund our capital expenditures. Our operating cash flows can be impacted by changes in items of working capital, primarily variances in the carrying amount of inventory and the timing of payment of accounts payable and accrued liabilities related to capital expenditures and interest charges, and the timing of accounts receivable collections from our customers.
We typically sell our crude oil in the same month in which we purchase it, so we do not need to rely on borrowings under our senior secured credit facility or AR Facility to pay for such crude oil purchases, other than inventory. During such periods, our accounts receivable and accounts payable generally move in tandem as we make payments and receive payments for the purchase and sale of crude oil.
The storage of our inventory of crude oil and petroleum products can have a material impact on our cash flows from operating activities. In the month we pay for the stored crude oil or petroleum products, we borrow under our senior secured credit facility or AR Facility (or use cash on hand) to pay for the crude oil or petroleum products, utilizing a portion of our operating cash flows. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored crude oil or petroleum products. Additionally, for our exchange-traded derivatives, we may be required to deposit margin funds with the respective exchange when commodity prices increase as the value of the derivatives utilized to hedge the price risk in our inventory fluctuates. These deposits also impact our operating cash flows as we borrow under our senior secured credit facility or AR Facility or use cash on hand to fund the deposits.

See Note 15 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities during the first six months of 2026 and the first six months of 2025.
Net cash flows provided by our operating activities for the six months ended June 30, 2026 were $262.5 million compared to $71.8 million for the six months ended June 30, 2025. The increase in cash flows from operating activities is primarily attributable to an increase in our reported Segment Margin and positive changes in working capital in the first six months of 2026 as compared to the first six months of 2025. These increases in cash flows from operating activities for the first six months of 2026 were partially offset by the fact that the first six months of 2025 included activity from the Alkali Business prior to the sale on February 28, 2025.
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

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$7,093	$5,460
Marine transportation assets	34,347	29,243
Onshore transportation and services assets	5,048	4,054
Information technology systems and corporate assets	1,580	654
Total maintenance capital expenditures	48,068	39,411
Growth capital expenditures:
Offshore pipeline transportation assets(1)	5,308	53,676
Marine transportation assets	5,054	209
Onshore transportation and services assets	16	521
Total growth capital expenditures	10,378	54,406
Total capital expenditures for fixed and intangible assets	58,446	93,817
Capital expenditures related to equity investees	9,176	—
Total capital expenditures(2)	$67,622	$93,817
(1)Growth capital expenditures in our offshore pipeline transportation segment for 2026 and 2025 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder.
(2)Excluded from the table above were total capital expenditures of $6.4 million for the six months ended June 30, 2025 associated with our discontinued operations.
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

Maintenance Capital Expenditures
Maintenance capital expenditures incurred during the first six months of 2026 and 2025 from our continuing operations primarily related to expenditures in our marine transportation segment to replace and upgrade certain equipment associated with our barge and fleet vessels during our dry-docks. Additionally, our offshore transportation assets require maintenance capital expenditures to replace, maintain and upgrade equipment at certain of our offshore platforms and pipelines that we operate. See further discussion under “Available Cash before Reserves” for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
In April 2026, we declared our quarterly distribution to our common unitholders of $0.18 per unit related to the first quarter of 2026. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions were paid on May 15, 2026 to unitholders of record at the close of business on April 30, 2026.
In July 2026, we declared our quarterly distribution to our common unitholders of $0.20 per unit related to the 2026 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on August 14, 2026 to unitholders of record at the close of business on July 31, 2026.
Guarantor Summarized Financial Information
As of June 30, 2026, our $3.2 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries, except for Genesis AR LLC, Genesis AR Holdings LLC and certain other immaterial subsidiaries. Genesis AR LLC, Genesis AR Holdings LLC and the other immaterial non-Guarantor Subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets, other than accounts receivables sold to Genesis AR LLC, that we use to operate our business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries. See Note 10 in our Unaudited Condensed Consolidated Financial Statements for additional information regarding our consolidated debt obligations.
The guarantees are senior unsecured obligations of each Guarantor Subsidiary and rank equally in right of payment with other existing and future senior indebtedness of such Guarantor Subsidiary, and senior in right of payment to all existing and future subordinated indebtedness of such Guarantor Subsidiary. The guarantee of our senior unsecured notes by each Guarantor Subsidiary is subject to certain automatic customary releases, including in connection with the sale, disposition or transfer of all of the capital stock, or of all or substantially all of the assets, of such Guarantor Subsidiary to one or more persons that are not us or a restricted subsidiary, the exercise of legal defeasance or covenant defeasance options, the satisfaction and discharge of the indentures governing our senior unsecured notes, the designation of such Guarantor Subsidiary as a non-Guarantor Subsidiary or as an unrestricted subsidiary in accordance with the indentures governing our senior unsecured notes, the release of such Guarantor Subsidiary from its guarantee under our senior secured credit facility, or liquidation or dissolution of such Guarantor Subsidiary. The obligations of each Guarantor Subsidiary under its note guarantee are limited as necessary to prevent such note guarantee from constituting a fraudulent conveyance under applicable law. We are not restricted from making investments in the Guarantor Subsidiaries and there are no significant restrictions on the ability of the Guarantor Subsidiaries to make distributions to Genesis Energy, L.P.
On June 26, 2026, we entered into the AR Facility. Under the AR Facility, we sell, on an on-going basis, certain of the receivables from our wholly-owned subsidiaries, together with the related security and interest in the proceeds, to our wholly-owned subsidiary Genesis AR LLC, a consolidated and bankruptcy-remote special purpose entity created for the sole purpose of transacting under the AR Facility. Eligible receivables sold to Genesis AR LLC are used to secure the outstanding borrowings under our AR Facility and are not available to satisfy the claims of other creditors. For more information, please see Note 10 in our Unaudited Condensed Consolidated Financial Statements.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
June 30, 2026
(in thousands)
ASSETS(1):
Current assets	$101,929
Fixed assets, net	2,109,502
Non-current assets	703,833

LIABILITIES AND CAPITAL:(2)
Current liabilities	1,288,512
Non-current liabilities	3,529,625
Class A Convertible Preferred Units	325,146

Statement of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Six Months Ended June 30, 2026
(in thousands)
Revenues(3)	$838,853
Operating costs	729,314
Operating income	109,539
Net income from continuing operations	3,312
Net income(2)	3,312
Net income attributable to Genesis Energy, L.P.	3,312
(1)Excluded from assets in the table above are net intercompany receivables of $5.1 million that are owed to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of June 30, 2026.
(2)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
(3)Excluded from revenues in the table above are $1.8 million of sales from Guarantor Subsidiaries to non-Guarantor Subsidiaries for the six months ended June 30, 2026.

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
Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Net Income (Loss) Attributable to Genesis Energy, L.P.	$42,857	$(406)
Income tax expense	209	345
Depreciation, amortization and accretion	65,337	59,011
Plus (minus) Select Items, net	(3,824)	3,195
Maintenance capital utilized(1)	(15,450)	(14,750)
Cash tax expense	(300)	(300)
Distributions to preferred unitholders	(10,513)	(14,868)
Available Cash before Reserves	$78,316	$32,227
(1)For a description of the term “maintenance capital utilized,” please see discussion below under “Disclosure Format Relating to Maintenance Capital”. Maintenance capital expenditures in the 2026 Quarter and 2025 Quarter were $31.4 million and $16.8 million, respectively.

		Three Months Ended June 30,
		2026	2025
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements(1)	$(6,321)	$(9,071)
	Certain non-cash items:
	Unrealized gains on derivative transactions excluding fair value hedges, net of changes in inventory value	(770)	(133)
	Loss on debt extinguishment	30	8,935
	Adjustment regarding equity investees(2)	2,468	5,595
	Other	(3,769)	(4,229)
	Sub-total Select Items, net	(8,362)	1,097
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs	3,944	310
	Other	594	1,788
	Total Select Items, net(3)	$(3,824)	$3,195
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
Forward Looking Statements
The statements in this Quarterly Report on Form 10-Q that are not historical information may be “forward looking statements” as defined under federal law. All statements, other than historical facts, included in this document that address activities, events or developments that we expect or anticipate will or may occur in the future, including things such as plans for growth of the business, future capital expenditures, competitive strengths, goals, references to future goals or intentions, estimated or projected future financial performance, and other such references are forward-looking statements, and historical performance is not necessarily indicative of future performance. These forward-looking statements are identified as any statement that does not relate strictly to historical or current facts. They use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “could,” “plan,” “position,” “projection,” “strategy,” “should” or “will,” or the negative of those terms or other variations of them or by comparable terminology. In particular, statements, expressed or implied, concerning future actions, conditions or events (including production or production rates and other conditions and events), future operating results, growth projects, the ability to generate sales, income or cash flow, and the status, timing and anticipated benefits of our or third party development projects and the expected performance of our offshore assets and other projects and business segments are forward-looking statements. Forward-looking statements are not guarantees of performance. They involve risks, uncertainties and assumptions. Future actions, conditions or events and future results of operations may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results are beyond our ability or the ability of our affiliates to control or predict. Specific factors that could cause actual results to differ from those in the forward-looking statements include, among others:
•demand for, the supply of, our assumptions about, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas, NaHS, and caustic soda, all of which may be affected by economic activity, capital expenditures and operational and technical issues experienced by energy producers, weather, alternative energy sources, international conflicts and international events (including the war in Ukraine and Iran and broader geopolitical tensions in the Middle East and Eastern Europe), global pandemics, inflation, the actions of OPEC and other oil exporting nations, conservation and technological advances;
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
•the impact of natural disasters, international military conflicts (such as the war in Ukraine and Iran and broader geopolitical tensions in the Middle East and Eastern Europe), global pandemics, epidemics, accidents or terrorism, and actions taken by governmental authorities and other third parties in response thereto, on our business financial condition and results of operations;
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
Item 103 of SEC Regulation S-K requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions that we reasonably believe will exceed a specified threshold. Pursuant to SEC amendments to this item, we will be using a threshold of $1 million for such proceedings. We believe that such threshold is reasonably designed to result in disclosure of environmental proceedings that are material to our business or financial condition. Applying this threshold, there are no environmental matters to disclose for this period.
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
The table below sets forth information regarding our purchases of Class A Common Units during the 2026 Quarter pursuant to the Repurchase Program (see Note 11 to our Unaudited Condensed Consolidated Financial Statements).

Period	Total number of units repurchased	Average price per unit	Total number of units purchased as part of publicly announced plans(1)	Maximum number of units that may yet be purchased under the plan
April 1 - April 30, 2026	—	$—	—	12,139,022
May 1 - May 31, 2026	—	$—	—	12,139,022
June 1 - June 30, 2026	250,000	$14.57	250,000	11,889,022
Total	250,000		250,000
(1)We maintain the Repurchase Program under which the Company is authorized to purchase up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, as announced on August 8, 2023. The Repurchase Program will be reviewed no later than December 31, 2026 and may be suspended or discontinued at any time prior thereto.
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

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	August 6, 2026	By:	/s/ KRISTEN O. JESULAITIS
Kristen O. Jesulaitis
Chief Financial Officer
(Duly Authorized Officer)