Form 10-Q
period 2026-09-30
GENESIS ENERGY LP
filed 2026-11-05
CIK 1022321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 122,174,321 Class A Common Units and 39,997 Class B Common Units outstanding as of November 5, 2026.

GENESIS ENERGY, L.P.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
GENESIS ENERGY, L.P.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except units)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,477	$6,437
Restricted cash	4,975	—
Accounts receivable - trade, net	1,053,898	608,221
Inventories	22,795	55,366
Other	23,631	17,442
Total current assets	1,146,776	687,466
FIXED ASSETS, at cost	5,395,495	5,374,060
Less: Accumulated depreciation	(2,023,354)	(1,908,737)
Net fixed assets	3,372,141	3,465,323
EQUITY INVESTEES	212,880	218,631
INTANGIBLE ASSETS, net of amortization	68,659	75,606
GOODWILL	301,959	301,959
RIGHT OF USE ASSETS, net	60,966	57,670
OTHER ASSETS, net of amortization	65,172	54,048
TOTAL ASSETS	$5,228,553	$4,860,703
LIABILITIES AND CAPITAL
CURRENT LIABILITIES:
Accounts payable - trade	$927,687	$490,712
Accrued liabilities	225,832	208,980
Accounts receivable securitization credit facility	99,500	—
Total current liabilities	1,253,019	699,692
SENIOR SECURED CREDIT FACILITY	—	6,400
SENIOR UNSECURED NOTES, net of debt issuance costs and discount	3,106,655	3,040,415
DEFERRED TAX LIABILITIES	17,099	17,405
OTHER LONG-TERM LIABILITIES	433,015	388,707
Total liabilities	4,809,788	4,152,619

MEZZANINE CAPITAL:
Class A Convertible Preferred Units, 9,236,530 and 15,695,722 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	325,146	552,523

PARTNERS’ CAPITAL (DEFICIT):
Common unitholders, 122,214,318 and 122,464,318 units issued and outstanding at September 30, 2026 and December 31, 2025, respectively	(367,614)	(314,346)
Noncontrolling interests	461,233	469,907
Total partners’ capital	93,619	155,561
TOTAL LIABILITIES, MEZZANINE CAPITAL AND PARTNERS’ CAPITAL	$5,228,553	$4,860,703
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES:
Offshore pipeline transportation	$138,632	$143,306	$446,060	$377,563
Marine transportation	90,064	77,058	251,052	237,319
Onshore transportation and services	220,555	193,637	730,689	574,778
Total revenues	449,251	414,001	1,427,801	1,189,660
COSTS AND EXPENSES:
Offshore pipeline transportation operating costs	38,628	36,414	123,702	105,329
Marine transportation operating costs	61,685	51,738	169,305	152,604
Onshore transportation and services product costs	140,484	114,837	479,293	335,007
Onshore transportation and services operating costs	59,746	60,065	183,167	188,623
General and administrative	18,344	15,288	55,315	70,674
Depreciation and amortization	60,958	57,068	183,000	169,144
Gain on sale of assets	—	—	(17,436)	—
Total costs and expenses	379,845	335,410	1,176,346	1,021,381
OPERATING INCOME	69,406	78,591	251,455	168,279
Equity in earnings of equity investees	12,556	10,845	45,078	35,667
Interest expense, net	(67,275)	(66,407)	(202,207)	(197,199)
Other expense	—	—	(3,570)	(9,779)
Income (loss) from continuing operations before income taxes	14,687	23,029	90,756	(3,032)
Income tax expense	(273)	(253)	(594)	(742)
NET INCOME (LOSS) FROM CONTINUING OPERATIONS	14,414	22,776	90,162	(3,774)
DISCONTINUED OPERATIONS (Note 4):
Income from discontinued operations, net of tax	—	—	—	8,448
Loss from disposal of discontinued operations	—	—	—	(432,193)
NET LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	—	—	(423,745)
NET INCOME (LOSS)	14,414	22,776	90,162	(427,519)
Net income attributable to noncontrolling interests	(11,999)	(13,569)	(38,090)	(32,755)
NET INCOME (LOSS) ATTRIBUTABLE TO GENESIS ENERGY, L.P.	$2,415	$9,207	$52,072	$(460,274)
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(8,750)	(14,868)	(33,163)	(58,138)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$(6,335)	$(5,661)	$18,909	$(518,412)

Net income (loss) attributable to common unitholders per common unit from continuing operations - Basic and Diluted (Note 12)	$(0.05)	$(0.05)	$0.15	$(0.77)
Net income (loss) per common unit - Basic and Diluted (Note 12)	$(0.05)	$(0.05)	$0.15	$(4.23)

WEIGHTED AVERAGE OUTSTANDING COMMON UNITS:
Basic and Diluted	122,214	122,464	122,368	122,464
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$14,414	$22,776	$90,162	$(427,519)
Other comprehensive income:
Decrease in benefit plan liability held for discontinued operations	—	—	—	69
Total Comprehensive income (loss)	14,414	22,776	90,162	(427,450)
Comprehensive income attributable to noncontrolling interests	(11,999)	(13,569)	(38,090)	(32,755)
Comprehensive income (loss) attributable to Genesis Energy, L.P.	$2,415	$9,207	$52,072	$(460,205)

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (DEFICIT)
(In thousands)

	Number of Common Units	Partners’ Capital (Deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital (deficit), June 30, 2026	122,214	$(336,836)	$464,516	$—	$127,680
Net income	—	2,415	11,999	—	14,414
Cash distributions to partners	—	(24,443)	—	—	(24,443)
Cash distributions to noncontrolling interests	—	—	(19,620)	—	(19,620)
Contributions from noncontrolling interests	—	—	4,338	—	4,338
Distributions to Class A Convertible Preferred unitholders	—	(8,750)	—	—	(8,750)
Partners’ capital (deficit), September 30, 2026	122,214	$(367,614)	$461,233	$—	$93,619

	Number of Common Units	Partners’ Capital (Deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital (deficit), June 30, 2025	122,464	$(273,274)	$438,155	$—	$164,881
Net income	—	9,207	13,569	—	22,776
Cash distributions to partners	—	(20,207)	—	—	(20,207)
Cash distributions to noncontrolling interests	—	—	(15,210)	—	(15,210)
Cash contributions from noncontrolling interests	—	—	18,263	—	18,263
Distributions to Class A Convertible Preferred unitholders	—	(14,868)	—	—	(14,868)
Partners’ capital (deficit), September 30, 2025	122,464	$(299,142)	$454,777	$—	$155,635

	Number of Common Units	Partners’ Capital (Deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital (deficit), December 31, 2025	122,464	$(314,346)	$469,907	$—	$155,561
Repurchase of Class A Common Units	(250)	(3,646)	—	—	(3,646)
Net income	—	52,072	38,090	—	90,162
Cash distributions to partners	—	(68,531)	—	—	(68,531)
Cash distributions to noncontrolling interests	—	—	(53,442)	—	(53,442)
Cash contributions from noncontrolling interests	—	—	6,678	—	6,678
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(33,163)	—	—	(33,163)
Partners’ capital (deficit), September 30, 2026	122,214	$(367,614)	$461,233	$—	$93,619

	Number of Common Units	Partners’ Capital (Deficit)	Noncontrolling Interests	Accumulated Other Comprehensive Income	Total
Partners’ capital, December 31, 2024	122,464	$279,891	$412,817	$9,486	$702,194
Net income (loss)	—	(460,274)	32,755	—	(427,519)
Cash distributions to partners	—	(60,621)	—	—	(60,621)
Cash distributions to noncontrolling interests	—	—	(39,447)	—	(39,447)
Cash contributions from noncontrolling interests	—	—	48,652	—	48,652
Other comprehensive income	—	—	—	69	69
Disposal of benefit plan held for discontinued operations	—	—	—	(9,555)	(9,555)
Distributions and returns attributable to Class A Convertible Preferred unitholders	—	(58,138)	—	—	(58,138)
Partners’ capital (deficit), September 30, 2025	122,464	$(299,142)	$454,777	$—	$155,635
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

GENESIS ENERGY, L.P.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$90,162	$(427,519)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Depreciation, depletion and amortization	183,000	188,007
Gain on sale of assets (Note 7)	(17,436)	—
Amortization and write-off of debt issuance costs, premium and discount	11,387	10,154
Loss from disposal of discontinued operations (Note 4)	—	432,193
Equity in earnings of investments in equity investees	(45,078)	(35,667)
Cash distributions of earnings of equity investees	44,616	35,240
Non-cash effect of long-term incentive compensation plans	7,023	9,881
Deferred and other tax liabilities	(306)	(115)
Unrealized gains on derivative transactions	(946)	(68)
Other, net	9,857	20,317
Net changes in components of operating assets and liabilities (Note 15)	58,619	(90,379)
Net cash provided by operating activities	340,898	142,044
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments to acquire fixed and intangible assets	(84,996)	(163,108)
Proceeds from disposal of discontinued operations, net of cash divested (Note 4)	—	996,642
Cash distributions received from equity investees - return of investment	15,112	17,347
Investments in equity investees	(9,176)	—
Proceeds from asset sales	10,199	970
Net cash provided by (used in) investing activities	(68,861)	851,851
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on senior secured credit facility	789,900	664,900
Repayments on senior secured credit facility	(796,300)	(897,300)
Borrowings on accounts receivable securitization credit facility (Note 10)	99,500	—
Proceeds from issuance of senior unsecured notes (Note 10)	750,000	—
Repayment of senior unsecured notes (Note 10)	(679,933)	(414,370)
Debt issuance costs	(19,042)	(1,493)
Contributions from noncontrolling interests	6,678	48,652
Distributions to noncontrolling interests	(53,442)	(39,447)
Distributions to common unitholders	(68,531)	(60,621)
Distributions to Class A Convertible Preferred unitholders (Note 11)	(38,946)	(56,704)
Redemption of Class A Convertible Preferred Units (Note 11)	(221,594)	(262,500)
Repurchase of Class A Common Units (Note 11)	(3,646)	—
Other, net	3,334	351
Net cash used in financing activities	(232,022)	(1,018,532)
Net increase (decrease) in cash, cash equivalents and restricted cash	40,015	(24,637)
Cash, cash equivalents and restricted cash at beginning of period	6,437	29,552
Cash, cash equivalents, and restricted cash at beginning of period: discontinued operations	—	22,200
Cash and cash equivalents at beginning of period: continuing operations	6,437	7,352
Cash, cash equivalents and restricted cash at end of period	$46,452	$4,915
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
On February 28, 2025, we completed the sale of our trona and trona-based exploring, mining, processing, producing, marketing, logistics and selling business based in Wyoming (the “Alkali Business”) for a gross purchase price of approximately $1.425 billion. We determined that the exit from the Alkali Business and its operations in Wyoming represented a strategic and geographic shift that met the criteria for discontinued operations (see Note 4 for further discussion). Accordingly, we have separately reported the operations from the Alkali Business in the Unaudited Condensed Consolidated Statement of Operations as discontinued operations for the nine months ended September 30, 2025. The disclosures included within the accompanying notes to the Unaudited Condensed Consolidated Financial Statements are representative of our continuing operations.
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
3. Revenue Recognition
Revenue from Contracts with Customers
The following tables reflect the disaggregation of our revenues by major category for the three months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30, 2026
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$138,632	$90,064	$18,472	$247,168
Product sales	—	—	191,121	191,121
Sulfur services	—	—	10,962	10,962
Total revenues	$138,632	$90,064	$220,555	$449,251

	Three Months Ended September 30, 2025
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$143,306	$77,058	$20,759	$241,123
Product sales	—	—	157,480	157,480
Sulfur services	—	—	15,398	15,398
Total revenues	$143,306	$77,058	$193,637	$414,001
The following tables reflect the disaggregation of our revenues by major category for the nine months ended September 30, 2026 and 2025, respectively:

	Nine Months Ended September 30, 2026
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$446,060	$251,052	$51,207	$748,319
Product sales	—	—	635,089	635,089
Sulfur services	—	—	44,393	44,393
Total revenues	$446,060	$251,052	$730,689	$1,427,801

	Nine Months Ended September 30, 2025
	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Consolidated
Fee-based revenues	$377,563	$237,319	$50,977	$665,859
Product sales	—	—	469,628	469,628
Sulfur services	—	—	54,173	54,173
Total revenues	$377,563	$237,319	$574,778	$1,189,660
We recognize revenue upon the satisfaction of the performance obligations per our contracts. The timing of revenue recognition varies for our different revenue streams. In general, the timing includes recognition of revenue over time as services are being performed as well as recognition of revenue at a point in time for delivery of products.

Contract Assets and Liabilities
The table below depicts our contract asset and liability balances at September 30, 2026 and December 31, 2025:

	Contract Assets		Contract Liabilities
	Current Assets - Other	Other Assets, net of amortization	Accrued Liabilities	Other Long-Term Liabilities
Balance at December 31, 2025	$32	$7,469	$26,982	$78,946
Balance at September 30, 2026	2,679	4,964	43,484	129,487
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
For the nine months ended September 30, 2026 and 2025, we recognized revenue of $20.7 million and $30.5 million, respectively, that was included in contract liabilities at the beginning of the period.
Transaction Price Allocations to Remaining Performance Obligations
We are required to disclose the aggregate amount of our transaction prices that are allocated to unsatisfied performance obligations as of September 30, 2026. However, ASC 606 provides the following optional exemptions that we have utilized:
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
The following chart summarizes how we expect to recognize revenue for future periods related to these contracts:

	Offshore Pipeline Transportation	Onshore Transportation and Services
Remainder of 2026	$53,017	$7,573
2027	165,169	12,556
2028	83,513	10,000
2029	50,240	2,500
2030	41,682	—
Thereafter	67,109	—
Total	$460,730	$32,629

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
Operating Leases

During the three and nine months ended September 30, 2026 and 2025, we acted as a lessor in a revenue contract associated with our 330,000 barrel-capacity ocean going tanker, the M/T American Phoenix, included in our marine transportation segment. Our lease revenues for this arrangement were $7.7 million and $7.1 million for the three months ended September 30, 2026 and 2025, respectively, and $22.8 million and $21.7 million for the nine months ended September 30, 2026 and 2025, respectively.
The M/T American Phoenix is under contract through mid-2027. For the remainder of 2026, and through the expiration of the contract in 2027, we expect to receive undiscounted cash flows from lease payments of $7.7 million and $15.2 million, respectively. Our agreements generally contain clauses that may limit the use of the asset or require certain actions be taken by the lessee to maintain the asset for future performance.
6. Inventories
The major components of inventories were as follows:

	September 30, 2026	December 31, 2025
Crude oil	$5,878	$33,665
NaHS	7,793	13,247
Caustic soda	9,124	8,454
Total	$22,795	$55,366
7. Fixed Assets and Asset Retirement Obligations
Fixed Assets
Fixed assets consisted of the following:

	September 30, 2026	December 31, 2025
Crude oil and natural gas pipelines and related assets	$3,846,584	$3,845,631
Onshore facilities, machinery and equipment	295,814	291,896
Transportation equipment	24,145	24,026
Marine vessels	1,073,299	1,073,262
Land, buildings and improvements	88,899	88,629
Office equipment, furniture and fixtures	13,108	10,317
Construction in progress	27,749	13,634
Other	25,897	26,665
Fixed assets, at cost	5,395,495	5,374,060
Less: Accumulated depreciation	(2,023,354)	(1,908,737)
Net fixed assets	$3,372,141	$3,465,323
Our depreciation expense for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense	$58,484	$54,486	$175,506	$161,433

Gain on Sale of Assets
In June 2026, we divested certain non-core natural gas pipeline and platform assets in our offshore pipeline transportation segment. As a result of this divestiture, we recognized a gain of $17.4 million that is recorded in “Gain on sale of assets” in our Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2026.
Asset Retirement Obligations
We record asset retirement obligations (“AROs”) in connection with legal requirements to perform specified retirement activities under contractual arrangements and/or governmental regulations.
The following table presents information regarding our AROs since December 31, 2025:

ARO liability balance, December 31, 2025	$266,348
Accretion expense	6,554
Revisions in timing and estimated costs of AROs	654
Divestitures(1)	(12,717)
Settlements	(4,183)
ARO liability balance, September 30, 2026	$256,656
(1) In June 2026, we divested certain non-core natural gas pipeline and platform assets in our offshore pipeline transportation segment.
At September 30, 2026 and December 31, 2025, $24.2 million and $24.3 million, respectively, of our ARO liability balances are considered current and included in “Accrued liabilities” on our Unaudited Condensed Consolidated Balance Sheets. The remainder of the ARO liability balances as of September 30, 2026 and December 31, 2025 are included in “Other long-term liabilities” on our Unaudited Condensed Consolidated Balance Sheets.
Certain of our unconsolidated affiliates have AROs recorded at September 30, 2026 and December 31, 2025 relating to contractual agreements and regulatory requirements. In addition, certain entities that we consolidate have non-controlling interest owners that are responsible for their representative share of future costs of the related AROs. These amounts are immaterial to our Unaudited Condensed Consolidated Financial Statements.
8. Equity Investees
We account for our ownership in certain of our joint ventures under the equity method of accounting. The price we pay to acquire an ownership interest in a company may exceed the underlying book value of the capital accounts we acquire. Such excess cost amounts are included within the carrying values of our equity investees. At September 30, 2026 and December 31, 2025, the unamortized excess cost amounts totaled $252.1 million and $262.8 million, respectively. We amortize the differences in carrying value as changes in equity earnings.
The following table presents information included in our Unaudited Condensed Consolidated Financial Statements related to our equity investees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Genesis’ share of operating earnings	$16,122	$14,411	$55,776	$46,365
Amortization of differences attributable to Genesis’ carrying value of equity investments	(3,566)	(3,566)	(10,698)	(10,698)
Equity in earnings of equity investees	$12,556	$10,845	$45,078	$35,667
Distributions received(1)	$19,217	$16,078	$59,728	$52,587
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
9. Intangible Assets
The following table summarizes the components of our intangible assets at the dates indicated:

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Carrying Value	Gross Carrying Amount	Accumulated Amortization	Carrying Value
Offshore pipeline contract intangibles	$158,101	$92,918	$65,183	$158,101	$86,678	$71,423
Other	21,097	17,621	3,476	23,160	18,977	4,183
Total	$179,198	$110,539	$68,659	$181,261	$105,655	$75,606

Our amortization of intangible assets for the periods presented was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amortization of intangible assets	$2,474	$2,582	$7,494	$7,711
We estimate that our amortization expense for the next five years will be as follows:

Remainder of	2026	$2,451
	2027	9,502
	2028	9,008
	2029	8,785
	2030	8,505
10. Debt
Our obligations under debt arrangements consisted of the following:

	September 30, 2026			December 31, 2025
	Principal	Unamortized Discount and Debt Issuance Costs	Net Value	Principal	Unamortized Discount and Debt Issuance Costs	Net Value
Accounts receivable securitization credit facility(1)	$99,500	$—	$99,500	$—	$—	$—
Total current borrowings	$99,500	$—	$99,500	$—	$—	$—

Senior secured credit facility(2)	$—	$—	$—	$6,400	$—	$6,400
7.750% senior unsecured notes due 2028	—	—	—	679,360	3,123	676,237
8.250% senior unsecured notes due 2029	600,000	8,148	591,852	600,000	10,690	589,310
8.875% senior unsecured notes due 2030	500,000	4,695	495,305	500,000	5,690	494,310
7.875% senior unsecured notes due 2032	700,000	8,753	691,247	700,000	9,919	690,081
8.000% senior unsecured notes due 2033	600,000	8,555	591,445	600,000	9,523	590,477
6.750% senior unsecured notes due 2034	750,000	13,194	736,806	—	—	—
Total long-term debt	$3,150,000	$43,345	$3,106,655	$3,085,760	$38,945	$3,046,815

(1)Unamortized debt issuance costs associated with our accounts receivable securitization credit facility (included in “Other Assets, net of amortization” on the Unaudited Condensed Consolidated Balance Sheets) were $0.9 million as of September 30, 2026.
(2)Unamortized debt issuance costs associated with our senior secured credit facility (included in “Other Assets, net of amortization” on the Unaudited Condensed Consolidated Balance Sheets) were $7.8 million and $5.4 million as of September 30, 2026 and December 31, 2025, respectively.
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
The interest rate on borrowings under the AR Facility is based on the Term Secured Overnight Financing Rate (“SOFR”) plus an applicable margin of 1.375%. We pay an unused fee on any unused portion of the AR Facility of 0.35%. At September 30, 2026, we had outstanding borrowings of $99.5 million under the AR Facility, which are recognized as current borrowings on our Unaudited Condensed Consolidated Balance Sheet as of September 30, 2026.
Under the AR Facility, we are required to maintain a capital reserve equal to 5.0% of the credit facility limit. At September 30, 2026, our capital reserve of $5.0 million is presented as “Restricted cash” on our Unaudited Condensed Consolidated Balance Sheet.
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
At September 30, 2026, the key terms for rates under our senior secured credit facility, which are dependent on our leverage ratio (as defined in the credit agreement), are as follows:
•The interest rate on borrowings may be based on an alternate base rate or SOFR, at our option. Interest on alternate base rate loans is equal to the sum of (a) the highest of (i) the prime rate in effect on such day, (ii) the federal funds effective rate in effect on such day plus 0.5% and (iii) the Adjusted Term SOFR (as defined in our credit agreement) for a one-month tenor in effect on such day plus 1% and (b) the applicable margin. Interest on Term SOFR borrowings is equal to the sum of (a) the Adjusted Term SOFR plus (b) the applicable margin. The Adjusted Term SOFR is equal to the Term SOFR rate (as defined in our credit agreement) for such period. The applicable margin varies from 1.25% to 2.50% on alternate base rate borrowings and from 2.25% to 3.50% on Term SOFR borrowings depending on our leverage ratio. Our leverage ratio is recalculated quarterly and in connection with each material acquisition. At September 30, 2026, the applicable margins on our borrowings were 2.25% for alternate base rate borrowings and 3.25% for Term SOFR borrowings based on our leverage ratio.
•Letter of credit fee rates range from 2.25% to 3.50% based on our leverage ratio as computed under the credit agreement and can fluctuate quarterly. At September 30, 2026, our letter of credit rate was 3.25%.
•We pay a commitment fee on the unused portion of the senior secured credit facility. The commitment fee rates on the unused committed amount range from 0.30% to 0.50% per annum depending on our leverage ratio. At September 30, 2026, our commitment fee rate on the unused committed amount was 0.50%.

•We have the ability to increase the aggregate size of the senior secured credit facility up to $1.3 billion, in the form of additional revolving commitments or an incremental term loan, subject to lender consent and certain other customary conditions.
At September 30, 2026, we had no borrowings outstanding under our senior secured credit facility. Our inventory financing sublimit as of September 30, 2026 was $10.5 million of the maximum allowed of $200 million. Our credit agreement allows up to $50 million of the capacity to be used for letters of credit, of which $5.6 million was outstanding at September 30, 2026. Due to the revolving nature of loans under our senior secured credit facility, additional borrowings, periodic repayments and re-borrowings may be made until the maturity date. The total amount available for borrowings under our senior secured credit facility at September 30, 2026 was $894.4 million, subject to compliance with covenants. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Senior Unsecured Notes Transactions
On March 4, 2026, we issued $750.0 million in aggregate principal amount of 6.750% senior unsecured notes due March 15, 2034 (the “2034 Notes”). Interest payments are due March 15 and September 15 of each year, beginning on September 15, 2026. The issuance of our 2034 Notes generated net proceeds of approximately $735.9 million, net of issuance costs incurred. The net proceeds were used to purchase $416.1 million in principal of our 7.750% senior unsecured notes due February 1, 2028 (the “2028 Notes”) and pay the accrued interest, tender premium and fees on the notes that were validly tendered in the tender offer that ended March 20, 2026, and redeem the remaining $263.3 million outstanding in principal on our 2028 Notes and pay the related accrued interest on those redeemed notes on March 22, 2026 in accordance with the indentures governing the 2028 Notes. In addition, the remaining net proceeds from the issuance of our 2034 Notes were used to purchase a portion of the outstanding Class A Convertible Preferred Units (as further discussed in Note 11). We incurred a loss of $3.4 million associated with the tender premium and fees and the write-off of the related unamortized debt issuance costs on our 2028 Notes, which is recorded as “Other expense” in our Unaudited Condensed Consolidated Statement of Operations for the nine months ended September 30, 2026.
On April 3, 2025, using a portion of the cash proceeds from the sale of the Alkali Business (as further discussed in Note 4), we redeemed the remaining $406.2 million of principal outstanding on the 8.000% senior unsecured notes due January 15, 2027 (the “2027 Notes”), and paid the related accrued interest and redemption premium on those notes that were redeemed. We incurred a net loss of $8.9 million associated with the redemption premium and the write-off of the related unamortized debt issuance costs and premium on the redeemed 2027 Notes, which is recorded in “Other expense” in our Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 2025.
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
11. Partners’ Capital (Deficit), Mezzanine Capital and Distributions
At September 30, 2026, our outstanding common units consisted of 122,174,321 Class A Common Units and 39,997 Class B Common Units. The Class A Common Units are traditional common units in us. The Class B Common Units are identical to the Class A Common Units and, accordingly, have voting and distribution rights equivalent to those of the Class A Common Units, and, in addition, the Class B Common Units have the right to elect all of our board of directors and are convertible into Class A Common Units under certain circumstances, subject to certain exceptions. At September 30, 2026, we had 9,236,530 Class A Convertible Preferred Units outstanding, which are discussed below in further detail.
In an effort to return capital to our investors, we announced a common equity repurchase program (the “Repurchase Program”) on August 8, 2023. The Repurchase Program authorizes the repurchase from time to time of up to 10% of our then outstanding Class A Common Units, or 12,253,922 units, via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. These repurchases may be made pursuant to a repurchase plan or plans that comply with Rule 10b5-1 under the Securities Exchange Act of 1934. The Repurchase Program does not create an obligation for us to acquire a particular number of Class A Common Units and any Class A Common Units repurchased will be cancelled. The Repurchase Program will be reviewed no later than December 31, 2026 and may be suspended or discontinued at any time prior thereto. During the nine months ended September 30, 2026, we repurchased and cancelled a total of 250,000 Class A Common Units at an average price of approximately $14.57 per unit for a total purchase price of $3.6 million, which is reflected as a reduction to the carrying value of our “Partners’ Capital (Deficit) - Common unitholders” on our Unaudited Condensed Consolidated Balance Sheet. We did not repurchase any Class A Common Units under the Repurchase Program in 2025.
Distributions
We paid, or will pay, by the dates noted below, the following cash distributions to our common unitholders in 2025 and 2026:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2025
1st Quarter	May 15, 2025	$0.165	$20,207
2nd Quarter	August 14, 2025	$0.165	$20,207
3rd Quarter	November 14, 2025	$0.165	$20,207
4th Quarter	February 13, 2026	$0.180	$22,044
2026
1st Quarter	May 15, 2026	$0.180	$22,044
2nd Quarter	August 14, 2026	$0.200	$24,443
3rd Quarter(1)	November 13, 2026	$0.200	$24,443
(1)This distribution was declared in October 2026 and will be paid to unitholders of record as of October 30, 2026.

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
As of September 30, 2026, we will not be required to further adjust the carrying amount of our Class A Convertible Preferred Units until it becomes probable that they would be redeemed. Once redemption becomes probable, we would adjust the carrying amount of our Class A Convertible Preferred Units to the redemption value over a period of time comprising the date redemption first becomes probable and the date the units could first be redeemed.

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
There were 9,236,530 and 15,695,722 Class A Convertible Preferred Units outstanding as of September 30, 2026 and December 31, 2025, respectively.
Net Income (Loss) Attributable to Common Unitholders is adjusted for distributions paid and returns attributable to the Class A Convertible Preferred Units in the period. Net Income (Loss) Attributable to Common Unitholders was reduced by $8.7 million and $38.9 million for the three and nine months ended September 30, 2026, respectively, and $14.9 million and $56.7 million for the three and nine months ended September 30, 2025, respectively, due to Class A Convertible Preferred Unit distributions paid in the period (Class A Convertible Preferred Unit distributions are summarized in the table below). For the nine months ended September 30, 2026, Net Income (Loss) Attributable to Common Unitholders was increased by $5.8 million due to returns attributable to the Class A Convertible Preferred Units that accumulated in the period. For the nine months ended September 30, 2025, Net Loss Attributable to Common Unitholders was further reduced by $1.4 million due to returns attributable to the Class A Convertible Preferred Units that accumulated in the period.
We paid, or will pay, by the dates noted below, the following cash distributions to our Class A Convertible Preferred unitholders in 2025 and 2026:

Distribution For	Date Paid	Per Unit Amount	Total Amount
2025
1st Quarter(1)	May 15, 2025	$0.9473	$19,942
2nd Quarter	August 14, 2025	$0.9473	$14,868
3rd Quarter	November 14, 2025	$0.9473	$14,868
4th Quarter	February 13, 2026	$0.9473	$14,868
2026
1st Quarter(2)(3)	May 15, 2026	$0.9473	$13,565
2nd Quarter(4)	August 14, 2026	$0.9473	$10,513
3rd Quarter(5)	November 13, 2026	$0.9473	$8,750
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
(5)This distribution was declared in October 2026 and will be paid to unitholders of record as of October 30, 2026.

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
The dilutive effect of our Class A Convertible Preferred Units is calculated using the if-converted method. Under the if-converted method, the Class A Convertible Preferred Units are assumed to be converted at the beginning of the period (beginning with their respective issuance date), and the resulting common units are included in the denominator of the diluted net income (loss) per common unit calculation for the period being presented. The numerator is adjusted for distributions declared in the period, undeclared distributions that accumulated during the period, and any returns that accumulated in the period. For the three and nine months ended September 30, 2026 and 2025, the effect of the assumed conversion of the Class A Convertible Preferred Units was anti-dilutive and was not included in the computation of diluted earnings per unit.
The following table illustrates the computation of basic and diluted net income (loss) per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss) from continuing operations	$14,414	$22,776	$90,162	$(3,774)
Less: Net income attributable to noncontrolling interests	(11,999)	(13,569)	(38,090)	(32,755)
Less: Accumulated distributions and returns attributable to Class A Convertible Preferred Units	(8,750)	(14,868)	(33,163)	(58,138)
Net income (loss) attributable to common unitholders from continuing operations	(6,335)	(5,661)	18,909	(94,667)
Net loss from discontinued operations	—	—	—	(423,745)
Net income (loss) attributable to common unitholders	$(6,335)	$(5,661)	$18,909	$(518,412)

Weighted average outstanding units	122,214	122,464	122,368	122,464

Net income (loss) attributable to common unitholders per common unit from continuing operations - Basic and Diluted	$(0.05)	$(0.05)	$0.15	$(0.77)
Net loss per common unit from discontinued operations - Basic and Diluted	—	—	—	(3.46)
Net income (loss) per common unit - Basic and Diluted	$(0.05)	$(0.05)	$0.15	$(4.23)

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

Segment information for the periods presented below was as follows:

	Offshore pipeline transportation	Marine transportation	Onshore transportation and services	Total
Three Months Ended September 30, 2026
Revenues:
External Customers	$137,624	$90,064	$221,563	$449,251
Intersegment Revenue(1)	1,008	—	(1,008)	—
Total revenues of reportable segments(2)	$138,632	$90,064	$220,555	$449,251
Segment Operating Expenses	(38,628)	(61,685)	(59,746)	(160,059)
Segment Product Costs	—	—	(140,484)	(140,484)
Other Segment Items(3)	(2,209)	301	406	(1,502)
Segment Margin(4)	$97,795	$28,680	$20,731	$147,206

Three Months Ended September 30, 2025
Revenues:
External Customers	$143,250	$77,058	$193,693	$414,001
Intersegment Revenue(1)	56	—	(56)	—
Total revenues of reportable segments(2)	$143,306	$77,058	$193,637	$414,001
Segment Operating Expenses	(36,414)	(51,738)	(60,065)	(148,217)
Segment Product Costs	—	—	(114,837)	(114,837)
Other Segment Items(3)	(5,549)	250	928	(4,371)
Segment Margin(4)	$101,343	$25,570	$19,663	$146,576

Nine Months Ended September 30, 2026
Revenues:
External Customers	$442,548	$251,052	$734,201	$1,427,801
Intersegment Revenue(1)	3,512	—	(3,512)	—
Total revenues of reportable segments(2)	$446,060	$251,052	$730,689	$1,427,801
Segment Operating Expenses	(123,702)	(169,305)	(183,167)	(476,174)
Segment Product Costs	—	—	(479,293)	(479,293)
Other Segment Items(3)	(1,850)	499	2,145	794
Segment Margin(4)	$320,508	$82,246	$70,374	$473,128

Nine Months Ended September 30, 2025
Revenues:
External Customers	$377,265	$237,319	$575,076	$1,189,660
Intersegment Revenue(1)	298	—	(298)	—
Total revenues of reportable segments(2)	$377,563	$237,319	$574,778	$1,189,660
Segment Operating Expenses	(105,329)	(152,604)	(188,623)	(446,556)
Segment Product Costs	—	—	(335,007)	(335,007)
Other Segment Items(3)	(6,749)	693	1,799	(4,257)
Segment Margin(4)	$265,485	$85,408	$52,947	$403,840
(1)Intersegment sales were conducted under terms that we believe were no more or less favorable than then-existing market conditions.
(2)Total revenues of reportable segments in the table above agrees to “Total revenues” as seen in our Unaudited Condensed Consolidated Statements of Operations for each respective period.

(3)Other Segment Items primarily includes adjustments related to the difference in timing of cash receipts for certain contractual agreements (applicable to our offshore pipeline transportation and onshore transportation and services segments), segment general and administrative expenses less the non-cash effects of our long-term incentive compensation plan (applicable to all reportable segments), net effects of our noncontrolling interests (applicable to our offshore pipeline transportation segment), adjustments to include distributable cash generated by our equity investees (applicable to our offshore pipeline transportation and onshore transportation and services segments), and unrealized gains and losses from the valuation of our commodity derivative transactions (excluding fair value hedges) (applicable to our offshore pipeline transportation and onshore transportation and services segments).
(4)A reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin for the periods is presented below.
Total assets by reportable segment were as follows:

	September 30, 2026	December 31, 2025
Offshore pipeline transportation	$2,632,842	$2,755,595
Marine transportation	584,666	618,474
Onshore transportation and services	915,963	1,452,971
Total reportable segment assets	$4,133,471	$4,827,040
Other assets(1)	1,095,082	33,663
Total consolidated assets	$5,228,553	$4,860,703
(1)    For the nine months ended September 30, 2026, certain of the receivables from our wholly-owned subsidiaries in our reportable segments were sold to our wholly-owned subsidiary, Genesis AR LLC, a consolidated and bankruptcy-remote special purpose corporate entity created for the sole purpose of transacting under the AR Facility (see Note 10).
Total growth and maintenance capital expenditures for fixed and intangible assets (including enhancements to existing facilities and construction of growth projects as well as contributions to equity investees) by reportable segment for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
	2026	2025
Offshore pipeline transportation(1)	$24,713	$75,332
Marine transportation	59,883	40,393
Onshore transportation and services	10,925	5,656
Total reportable segment capital expenditures	$95,521	$121,381
Other	2,323	990
Total consolidated capital expenditures	$97,844	$122,371
(1)Capital expenditures in our offshore pipeline transportation segment for the nine months ended September 30, 2026 and 2025 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder.

Reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) from continuing operations before income taxes	$14,687	$23,029	$90,756	$(3,032)
Net income attributable to noncontrolling interests	(11,999)	(13,569)	(38,090)	(32,755)
Corporate general and administrative expenses	19,172	15,992	56,333	72,736
Depreciation, amortization and accretion	63,069	59,746	189,554	177,768
Interest expense, net	67,275	66,407	202,207	197,199
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	6,662	5,233	14,651	16,920
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	(747)	136	(702)	(68)
Other non-cash items	(3,128)	(3,307)	(11,515)	(10,258)
Loss on extinguishment of debt	—	—	3,570	9,779
Differences in timing of cash receipts for certain contractual arrangements(2)	(7,785)	(7,091)	(16,200)	(24,449)
Gain on sale of assets(3)	—	—	(17,436)	—
Total Segment Margin	$147,206	$146,576	$473,128	$403,840
(1)Includes distributions attributable to the quarter and received during or promptly following such quarter.
(2)Includes the difference in timing of cash receipts from customers during the period and the revenue we recognize in accordance with GAAP on our related contracts.
(3)During the nine months ended September 30, 2026, we recognized a gain on the sale of assets of $17.4 million associated with the divestiture of certain non-core natural gas pipeline and platform assets within our offshore pipeline transportation segment (see Note 7).
14. Transactions with Related Parties
The transactions with related parties were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues and billings:
Charges for products and services provided to Poseidon(1)	$5,382	$4,661	$17,339	$12,978
Costs and expenses:
Amounts paid to our CEO in connection with the use of his aircraft	$165	$165	$495	$495
Charges for products purchased from Poseidon(1)	1,412	266	5,148	808
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

Transactions with Unconsolidated Affiliates
Poseidon
We provide management, administrative and pipeline operator services to Poseidon under an Operation and Management Agreement. Currently, that agreement automatically renews annually unless terminated by either party (as defined in the agreement). Our revenues for the three and nine months ended September 30, 2026 includes $2.7 million and $8.2 million, respectively, of fees we earned through the provision of services under that agreement. Our revenues for the three and nine months ended September 30, 2025 includes $2.7 million and $8.0 million, respectively, of fees we earned through the provision of services under that agreement. At September 30, 2026 and December 31, 2025, Poseidon owed us $4.1 million and $4.3 million, respectively, for services rendered.
15. Supplemental Cash Flow Information
The following table provides information regarding the net changes in components of operating assets and liabilities.

	Nine Months Ended September 30,
	2026	2025
Accounts receivable	$(445,994)	$(91,266)
Inventories	33,342	(16,890)
Deferred charges	59,826	(26,663)
Other current assets	(1,599)	76
Accounts payable	425,440	55,712
Accrued liabilities	(12,396)	(11,348)
Net changes in components of operating assets and liabilities	$58,619	$(90,379)
Payments of interest and commitment fees were $190.0 million and $206.3 million for the nine months ended September 30, 2026 and 2025, respectively.
We capitalized interest of $16.7 million during the nine months ended September 30, 2025. We did not capitalize interest during the nine months ended September 30, 2026.
At September 30, 2026 and 2025, we incurred liabilities for fixed and intangible asset additions totaling $16.7 million and $14.3 million, respectively, that had not been paid at the end of the quarter. Therefore, these amounts were not included in the caption “Payments to acquire fixed and intangible assets” under Cash Flows from Investing Activities in the Unaudited Condensed Consolidated Statements of Cash Flows.
16. Derivatives
Crude Oil and Petroleum Products Hedges
We have exposure to commodity price changes related to our petroleum inventory and purchase commitments. We utilize exchange-traded and over-the-counter derivative instruments (futures, options, basis differentials and swap contracts) to hedge our exposure to crude oil, fuel oil and other petroleum products. Our decision as to whether to designate derivative instruments as fair value hedges for accounting purposes relates to our expectations of the length of time we expect to have the commodity price exposure and our expectations as to whether the derivative contract will qualify as highly effective under accounting guidance in limiting our exposure to commodity price risk. We recognize any changes in the fair value of our derivative contracts as increases or decreases in “Onshore transportation and services product costs” and “Offshore pipeline transportation operating costs” in the Unaudited Condensed Consolidated Statements of Operations. The recognition of changes in fair value of the derivative contracts not designated as hedges for accounting purposes can occur in reporting periods that do not coincide with the recognition of gain or loss on the actual transaction being hedged. Therefore, we will, on occasion, report gains or losses in one period that will be partially offset by gains or losses in a future period when the hedged transaction is completed.
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
As of September 30, 2026, we had a net broker receivable of approximately $0.3 million (consisting of an initial margin of $0.2 million increased by $0.1 million of variation margin). As of December 31, 2025, we had a net broker receivable of approximately $0.8 million (consisting of initial margin of $0.7 million increased by $0.1 million of variation margin).  At September 30, 2026 and December 31, 2025, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.
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
Outstanding Derivatives
At September 30, 2026, we had the following outstanding derivative contracts that were entered into to economically hedge inventory and fixed price purchase commitments.

	Sell (Short) Contracts	Buy (Long) Contracts
Not qualifying or not designated as hedges under accounting rules:
Crude oil futures:
Contract volumes (1,000 Bbls)	46	49
Weighted average contract price per Bbl	$106.04	$89.88
Crude oil calendar spread swaps:
Contract volumes (1,000 Bbls)	50	—
Weighted average contract price per Bbl	$0.05	$—
Crude oil options:
Contract volumes (1,000 Bbls)	62	—
Weighted average premium received/paid per Bbl	$5.70	$—

Fair Value of Derivative Assets and Liabilities
The following tables reflect the estimated fair value position of our derivatives at September 30, 2026 and December 31, 2025:

	Unaudited Condensed Consolidated Balance Sheets Location	Fair Value
		September 30, 2026	December 31, 2025
Asset Derivatives:
Commodity derivatives - futures, swaps and options (undesignated hedges):
Gross amount of recognized assets	Accounts Receivable - trade, net; Current Assets - Other(1)	$1,022	$59
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	(856)	(8)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$166	$51
Commodity derivatives - futures (designated hedges):
Gross amount of recognized assets	Current Assets - Other(1)	$—	$156
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	—	(156)
Net amount of assets presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Liability Derivatives:
Commodity derivatives - futures, swaps and options (undesignated hedges):
Gross amount of recognized liabilities	Accounts Receivable - trade, net; Current Assets - Other(1)	$(77)	$—
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	77	—
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
Commodity derivatives - futures (designated hedges):
Gross amount of recognized liabilities	Current Assets - Other(1)	$—	$(19)
Gross amount offset in the Unaudited Condensed Consolidated Balance Sheets	Current Assets - Other(1)	—	19
Net amount of liabilities presented in the Unaudited Condensed Consolidated Balance Sheets		$—	$—
(1)As noted above, certain of our derivatives are transacted through brokerage accounts and are subject to margin requirements. We offset fair value amounts recorded for our exchange-traded derivative contracts against required margin deposits recorded in our Unaudited Condensed Consolidated Balance Sheets within “Current Assets - Other”.
Effect on Operating Results

		Amount of Gain (Loss) Recognized in Income (Loss)
	Unaudited Condensed Consolidated Statements of Operations Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Commodity derivatives - futures, swaps and options:
Contracts designated as hedges under accounting guidance	Onshore transportation and services product costs	$(9)	$(44)	$(5,925)	$1,043
Contracts not considered hedges under accounting guidance	Onshore transportation and services product costs; Offshore pipeline transportation operating costs	1,123	5	(1,185)	(537)
Total commodity derivatives		$1,114	$(39)	$(7,110)	$506

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
The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

	September 30, 2026			December 31, 2025
Recurring Fair Value Measures	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Commodity and fuel derivatives:
Assets	$856	$166	$—	$164	$51	$—
Liabilities	$(77)	$—	$—	$(19)	$—	$—
Our commodity derivatives include exchange-traded and over-the-counter futures, options and swap contracts. The fair values of the exchange-traded derivative contracts are based on unadjusted quoted prices in active markets and are, therefore, included in Level 1 of the fair value hierarchy. The fair values of the over-the-counter derivative contracts were determined using market price quotations and a pricing model. The over-the-counter contracts were considered a Level 2 input in the fair value hierarchy at September 30, 2026 and December 31, 2025.
See Note 16 for additional information on our derivative instruments.
Other Fair Value Measurements
We believe the borrowings outstanding under our senior secured credit facility at December 31, 2025 and the borrowings outstanding under our AR Facility at September 30, 2026 approximated the fair values as the stated rates of interest approximate current market rates of interest for similar instruments with comparable maturities. The fair value of the borrowings outstanding under our senior secured credit facility and our AR Facility are based on an observable underlying index, SOFR, and are considered a Level 2 fair value measurement. At September 30, 2026 and December 31, 2025, our senior unsecured notes had a principal value of approximately $3.2 billion and $3.1 billion, respectively, and a fair value of approximately $3.2 billion. The fair value of the senior unsecured notes is determined based on trade information in the financial markets of our public debt and is considered a Level 2 fair value measurement.
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
•Overview
•Results of Operations
•Liquidity and Capital Resources
•Guarantor Summarized Financial Information
•Non-GAAP Financial Measures
•Forward Looking Statements
Overview
We reported Net Income Attributable to Genesis Energy, L.P. of $2.4 million during the three months ended September 30, 2026 (the “2026 Quarter”) compared to $9.2 million during the three months ended September 30, 2025 (the “2025 Quarter”).
Net Income Attributable to Genesis Energy, L.P. in the 2026 Quarter was impacted by: (i) an increase in depreciation and amortization expense of $3.9 million during the 2026 Quarter (see “Results of Operations” below for additional details); and (ii) an increase in general and administrative expense of $3.1 million (see “Results of Operations” below for additional details).
Cash flow from operating activities was $78.4 million for the 2026 Quarter compared to $70.3 million for the 2025 Quarter. The increase in cash flow from operating activities is primarily attributable to positive changes in working capital in the 2026 Quarter compared to the 2025 Quarter.
Available Cash before Reserves (as defined below in “Non-GAAP Financial Measures”) to our common unitholders was $38.6 million for the 2026 Quarter, an increase of $3.1 million, or 9%, from the 2025 Quarter primarily as a result of a decrease in accumulated distributions to our Class A Convertible Preferred unitholders of $6.1 million, offset partially by an increase in corporate general and administrative expenses of $3.0 million (see “Results of Operations” below for additional details).
Segment Margin (as defined below in “Non-GAAP Financial Measures”) was $147.2 million for the 2026 Quarter, an increase of $0.6 million, from the 2025 Quarter. A more detailed discussion of our segment results and other costs is included below in “Results of Operations.” See “Non-GAAP Financial Measures” below for additional information on Segment Margin.
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

Results of Operations
Revenues and Costs and Expenses
Our revenues for the 2026 Quarter increased $35.3 million, or 9%, from the 2025 Quarter and our total costs and expenses increased $44.4 million, or 13%, between the two periods. The decrease in our operating income during the 2026 Quarter is primarily due to: (i) an increase in depreciation and amortization of $3.9 million (see further discussion below); and (ii) an increase in general and administrative expenses of $3.1 million (see further discussion below).
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
As it relates to our crude oil marketing business, the average closing price for West Texas Intermediate crude oil on the New York Mercantile Exchange (NYMEX) increased to $87.12 per barrel in the 2026 Quarter as compared to $65.78 per barrel in the 2025 Quarter. We expect changes in crude oil prices to continue to proportionately affect our revenues and costs attributable to our purchase and sale of crude oil, resulting in a minimal direct impact on Net income (loss), Segment Margin and Available Cash before Reserves. We have limited our direct commodity price exposure in our crude oil operations through the broad use of fee-based service contracts, back-to-back purchase and sale arrangements and hedges. As a result, changes in the price of crude oil would proportionately impact both our revenues and our costs, with a disproportionately smaller impact on Net income (loss), Segment Margin and Available Cash before Reserves. However, we do have some indirect exposure to certain changes in prices for crude oil, particularly if they are significant and extended. We tend to experience more demand for certain of our services when prices increase significantly over extended periods of time, and we tend to experience less demand for certain of our services when prices decrease significantly over extended periods of time. For additional information regarding certain of our indirect exposure to commodity prices, see our segment-by-segment analysis below and the section of our Annual Report entitled “Risks Related to Our Business.” We also have revenues and costs associated with our other refinery-centric operations including our sulfur services business, which we believe is one of the largest producers and marketers of NaHS in North and South America, and from our other logistical assets including pipelines, trucks, terminals, and rail unloading facilities.
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
Our marine transportation segment consists of: (i) our inland marine fleet, which transports intermediate refined petroleum products, including asphalt, principally serving refineries and storage terminals along the Gulf Coast, Intracoastal Canal and western river systems of the U.S., primarily along the Mississippi River and its tributaries; (ii) our offshore marine fleet, which transports crude oil and refined petroleum products, principally serving refineries and storage terminals along the Gulf Coast, Eastern Seaboard, Great Lakes and Caribbean; and (iii) our modern, double-hulled tanker, the M/T American Phoenix. Our revenues are driven by the demand for our barge services and associated utilization of our fleets, as well as the day rates we charge, which can be dependent upon market conditions (including supply and demand in the market), amongst other factors. Our costs are principally related to the costs required to maintain our fleets, employee compensation, and other operating costs. The majority of operating costs in our marine transportation segment are not directly correlated with crude oil prices.
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
The contribution of each of our segments to total Segment Margin was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Offshore pipeline transportation	$97,795	$101,343	$320,508	$265,485
Marine transportation	28,680	25,570	82,246	85,408
Onshore transportation and services	20,731	19,663	70,374	52,947
Total Segment Margin	$147,206	$146,576	$473,128	$403,840
A reconciliation of Income (loss) from continuing operations before income taxes to total Segment Margin for the periods presented is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income (loss) from continuing operations before income taxes	$14,687	$23,029	$90,756	$(3,032)
Net income attributable to noncontrolling interests	(11,999)	(13,569)	(38,090)	(32,755)
Corporate general and administrative expenses	19,172	15,992	56,333	72,736
Depreciation, amortization and accretion	63,069	59,746	189,554	177,768
Interest expense, net	67,275	66,407	202,207	197,199
Adjustment to include distributable cash generated by equity investees not included in income and exclude equity in investees net income(1)	6,662	5,233	14,651	16,920
Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	(747)	136	(702)	(68)
Other non-cash items	(3,128)	(3,307)	(11,515)	(10,258)
Loss on debt extinguishment	—	—	3,570	9,779
Differences in timing of cash receipts for certain contractual arrangements(2)	(7,785)	(7,091)	(16,200)	(24,449)
Gain on sale of assets(3)	—	—	(17,436)	—
Total Segment Margin	$147,206	$146,576	$473,128	$403,840
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
(3)During the nine months ended September 30, 2026, we recognized a gain on the sale of assets of $17.4 million associated with the divestiture of certain non-core natural gas pipeline and platform assets within our offshore pipeline transportation segment.

Offshore Pipeline Transportation Segment
Operating results and volumetric data for our offshore pipeline transportation segment are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Offshore crude oil pipeline revenue, net to our ownership interest and excluding non-cash revenues	$95,900	$100,034	$316,932	$253,623
Offshore natural gas pipeline revenue, excluding non-cash revenues	12,167	13,181	40,278	39,186
Offshore pipeline operating costs, net to our ownership interest and excluding non-cash expenses(1)	(29,157)	(27,292)	(94,604)	(78,056)
Distributions from equity investments(2)	18,885	15,420	57,902	50,732
Offshore pipeline transportation Segment Margin	$97,795	$101,343	$320,508	$265,485

Volumetric Data 100% basis:
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	365,171	360,925	395,489	332,987
Poseidon	246,158	251,788	276,218	248,326
Odyssey	58,158	63,583	61,929	66,209
GOPL(3)	1,520	1,395	1,459	1,486
Total crude oil offshore pipelines	671,007	677,691	735,095	649,008

Natural gas transportation volumes (MMBtus/day)	289,644	425,801	350,918	410,511

Volumetric Data net to our ownership interest(4):
Crude oil pipelines (average Bbls/day unless otherwise noted):
CHOPS	233,709	230,992	253,113	213,112
Poseidon	157,541	161,144	176,780	158,929
Odyssey	16,866	18,439	17,959	19,201
GOPL(3)	1,520	1,395	1,459	1,486
Total crude oil offshore pipelines	409,636	411,970	449,311	392,728

Natural gas transportation volumes (MMBtus/day)	86,571	110,234	103,166	106,588
(1)The increase in operating costs is primarily related to an increase in costs associated with accommodating our higher level of volumes in 2026, such as fuel and drag reducing agent costs, which are often rebilled to the associated producers and do not have a significant impact to our Segment Margin.
(2)Offshore pipeline transportation Segment Margin includes distributions received from our offshore pipeline joint ventures accounted for under the equity method of accounting for the three and nine months ended September 30, 2026 and 2025.
(3)One of our wholly-owned subsidiaries (GEL Offshore Pipeline, LLC, or “GOPL”) owns our undivided interest in the Eugene Island pipeline system.
(4)Volumes are the product of our effective ownership interest throughout the period multiplied by the relevant throughput over the given period.

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Offshore pipeline transportation Segment Margin for the 2026 Quarter decreased $3.5 million, or 4%, from the 2025 Quarter primarily due to: (i) producer downtime at several legacy fields from planned and unplanned maintenance; and (ii) producer underperformance at several key fields attached to our pipeline infrastructure, including the Shenandoah floating production unit (“FPU”), which had operational challenges at several of its wells during the 2026 Quarter. As a result of these challenges at Shenandoah, volumes during the 2026 Quarter were below the minimum volume commitment (“MVC”) and we were only able to recognize our MVC in Segment Margin, whereas production volumes from Shenandoah exceeded the MVC in the 2025 Quarter. The production from all of these impacted fields and wells impacted our results as they are molecules that we touch multiple times throughout our oil and natural gas pipeline infrastructure. These decreases were partially offset by a full quarter of production volumes in the 2026 Quarter associated with the Salamanca FPU, which began producing in September 2025. The Salamanca FPU ties into our existing 100% owned SEKCO Pipeline for further transportation downstream on our 64% owned Poseidon Pipeline.
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Offshore pipeline transportation Segment Margin for the nine months ended September 30, 2026 increased $55.0 million, or 21%, from the nine months ended September 30, 2025 primarily due to: (i) production volumes associated with the deepwater Shenandoah FPU, which ties into our 100% owned SYNC Pipeline for further transportation downstream to our 64% owned CHOPS Pipeline, that began producing in July 2025 (Segment Margin benefited from the commencement of contractual minimum volume commitments in June 2025); and (ii) nine months of production volumes in 2026 from the Salamanca FPU, which began producing in September 2025 and had a minimal impact to the 2025 period. The Salamanca FPU ties into our existing 100% owned SEKCO Pipeline for further transportation downstream on our 64% owned Poseidon Pipeline. These increases were partially offset by a decrease in production volumes during the 2026 Quarter on certain of our offshore crude oil and natural gas pipelines primarily as a result of downtime from planned and unplanned producer maintenance.
Activity in and around our Gulf of America asset base continues to be robust. During the first quarter of 2026, a fourth well at the Salamanca FPU was successfully brought online with two additional wells expected to be drilled in early 2027. In addition, the Monument development, a two-well sub-sea tieback to the Shenandoah FPU with production dedicated to our 100% owned SYNC Pipeline for further transportation downstream to our 64% owned CHOPS Pipeline, is expected to have first production in the first half of 2027.

Marine Transportation Segment
As of September 30, 2026, within our marine transportation segment, we owned a fleet of 87 barges (78 inland and 9 offshore) with a combined transportation capacity of approximately 3.0 million barrels, 42 push/tow boats (32 inland and 10 offshore), and a 330,000 barrel capacity ocean going tanker, the M/T American Phoenix.
Operating results for our marine transportation segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues (in thousands):
Inland freight revenues	$33,501	$30,929	$98,198	$98,391
Offshore freight revenues	32,270	29,891	89,836	91,667
Other rebill revenues(1)	24,293	16,238	63,018	47,261
Total segment revenues	$90,064	$77,058	$251,052	$237,319

Operating costs, excluding non-cash expenses (in thousands)	(61,384)	(51,488)	(168,806)	(151,911)

Segment Margin (in thousands)	$28,680	$25,570	$82,246	$85,408

Fleet Utilization:(2)
Inland Barge Utilization	97.9%	91.2%	97.1%	94.3%
Offshore Barge Utilization	96.5%	89.7%	96.0%	94.3%
(1)Under certain of our marine contracts, we “rebill” our customers for a portion of our operating costs.
(2)Utilization rates are based on a 365-day year, as adjusted for planned downtime and dry-dockings.
Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Marine transportation Segment Margin for the 2026 Quarter increased $3.1 million, or 12%, from the 2025 Quarter primarily due to: (i) an increase in fleet utilization in our inland and offshore barge businesses during the 2026 Quarter; and (ii) an increase in day rates in our inland barge business due to a recovery in rates from the 2025 Quarter that experienced a decline in Midwest refinery demand for black oil equipment as a result of changing crude slates to lighter oil. In addition, our M/T American Phoenix had a higher contractual rate during the 2026 Quarter compared to the 2025 Quarter.
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Marine transportation Segment Margin for the nine months ended September 30, 2026 decreased $3.2 million, or 4%, from the nine months ended September 30, 2025 primarily due to an increase in planned dry-docking days in our inland and offshore barge businesses. In our offshore barge business, revenues during the first nine months of 2026 were impacted by several required and planned regulatory dry-dockings, including our two largest vessels, both of which were completed and back in service before the end of the 2026 Quarter (one in June and one in August). These decreases in Segment Margin were partially offset by a contractual rate increase on our M/T American Phoenix during the first nine months of 2026 compared to the first nine months of 2025. As we exited the 2026 Quarter, supply and demand fundamentals were strong and benefited from Venezuelan crude oil coming into Gulf Coast refineries, and we expect this to continue in the fourth quarter of 2026.

Onshore Transportation and Services Segment
Our onshore transportation and services segment includes terminaling, blending, storing, and marketing of crude oil, and transporting of crude oil and refined products, as well as the processing of high sulfur (or “sour”) gas streams for refineries to remove the sulfur, and selling the related by-product, sodium hydrosulfide (or “NaHS,” commonly pronounced “nash”). Our onshore transportation and services segment utilizes an integrated set of pipelines, storage tanks, terminals, facilities, trucks and barges to facilitate the movement of crude oil and refined products on behalf of producers, refiners and other customers. This segment includes crude oil and refined products pipelines, terminals, rail unloading facilities, and refinery processing locations operating primarily within the U.S. Gulf Coast market. In addition, we utilize our trucking fleet that supports the purchase and sale of gathered and bulk-purchased crude oil as well as the sale and delivery of NaHS and NaOH (also known as caustic soda) to customers. Through these assets we offer our customers a full suite of services, including the following as of September 30, 2026:
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

Operating results from our onshore transportation and services segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Gathering, marketing and logistics revenue	$160,733	$136,189	$543,786	$392,424
Crude oil pipeline tariffs and revenues	9,650	6,978	26,345	18,468
Sulfur services revenues, excluding non-cash revenues	37,725	33,262	110,072	106,700
Crude oil and products costs, excluding unrealized gains and losses from derivative transactions	(141,231)	(114,701)	(480,205)	(335,075)
Operating costs, excluding non-cash expenses	(47,199)	(43,386)	(136,338)	(131,446)
Other	1,053	1,321	6,714	1,876
Segment Margin	$20,731	$19,663	$70,374	$52,947

Volumetric Data:
Onshore crude oil pipelines (average Bbls/day):
Texas	154,364	88,989	131,624	83,279
Jay	8,294	7,595	8,668	5,332
Mississippi	797	1,093	960	1,113
Louisiana(1)	50,920	60,551	58,037	49,050
Onshore crude oil pipelines total	214,375	158,228	199,289	138,774

Crude oil product sales (average Bbls/day)	18,141	18,327	20,568	17,881
Rail unload volumes (average Bbls/day)	23,164	25,695	20,678	23,741

NaHS volumes (Dry short tons “DST” sold)	21,330	20,620	63,668	69,749
NaOH (caustic soda) volumes (DST sold)	9,472	9,598	27,403	26,821
(1)Total daily volumes for the 2026 Quarter and the 2025 Quarter include 20,555 and 23,532 Bbls/day, respectively, of intermediate refined petroleum products and 29,313 and 36,414 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines. Total daily volumes for the nine months ended September 30, 2026 and 2025 include 27,504 and 19,533 Bbls/day, respectively, of intermediate refined petroleum products and 28,820 and 29,313 Bbls/day, respectively, of crude oil associated with our Port of Baton Rouge Terminal pipelines.
Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Onshore transportation and services Segment Margin for the 2026 Quarter increased $1.1 million, or 5%, from the 2025 Quarter primarily due to an increase in volumes transported on our onshore crude oil pipeline systems. We experienced an increase in volumes on our Texas pipeline system, which is a key destination point for various grades of crude oil produced in the Gulf of America including those transported on our 64% owned CHOPS Pipeline. In our sulfur services business, we experienced an increase in Segment Margin in the 2026 Quarter primarily due to an increase in the index-based NaHS sales prices and an increase in NaHS sales volumes.
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Onshore transportation and services Segment Margin for the nine months ended September 30, 2026 increased $17.4 million, or 33%, from the nine months ended September 30, 2025 primarily due to an increase in volumes transported on our onshore crude oil pipeline systems and increased activity and volumes in our crude oil marketing business. We experienced an increase in volumes on our Texas pipeline system, which is a key destination point for various grades of crude oil produced in the Gulf of America including those transported on our 64% owned CHOPS Pipeline, and benefited from an increase in refined product volumes at our Baton Rouge terminal. In our sulfur services business, we experienced an increase in Segment Margin in the first nine months of 2026 primarily due to an increase in the index-based NaHS sales prices, which was partially offset by a decrease in NaHS sales volumes primarily due to operational challenges and planned downtime at our largest and lowest-cost host refinery.

Other Costs, Interest and Income Taxes
General and administrative expenses

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
General and administrative expenses not separately identified below:
Corporate	$14,442	$11,423	$41,638	$33,448
Segment	714	705	2,129	2,074
Long-term incentive compensation expense	2,692	2,831	3,986	9,305
Third party costs related to business development activities and growth projects	496	329	7,562	25,847
Total general and administrative expenses	$18,344	$15,288	$55,315	$70,674
Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Total general and administrative expenses for the 2026 Quarter increased by $3.1 million, or 20%, from the 2025 Quarter. This increase is primarily due to an increase in corporate general and administrative expenses.
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Total general and administrative expenses for the first nine months of 2026 decreased by $15.4 million, or 22%, from the first nine months of 2025. This decrease is primarily due to: (i) a reduction in third party costs related to business development activities and growth projects as the nine months ended September 30, 2025 included the transaction costs incurred associated with the sale of the Alkali Business on February 28, 2025; and (ii) a reduction in long-term incentive compensation expense as a result of how we valued the outstanding awards under our long-term incentive compensation plan in each period. These decreases were partially offset by an increase in corporate general and administrative expenses.
Depreciation and amortization expense

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Depreciation expense	$58,484	$54,486	$175,506	$161,433
Amortization expense	2,474	2,582	7,494	7,711
Total depreciation and amortization expense	$60,958	$57,068	$183,000	$169,144
Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Total depreciation and amortization expense for the 2026 Quarter increased $3.9 million, or 7%, from the 2025 Quarter. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service during the 2025 Quarter, including assets associated with our SYNC Pipeline, and subsequent to the 2025 Quarter.
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Total depreciation and amortization expense for the first nine months of 2026 increased $13.9 million, or 8%, from the first nine months of 2025. This increase is primarily attributable to our continued growth and maintenance capital expenditures and placing new assets into service throughout the first nine months of 2025, including assets associated with our CHOPS expansion project and SYNC Pipeline.

Interest expense, net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Interest expense, senior secured credit facility (including commitment fees) and AR Facility, net	$2,517	$3,102	$6,634	$9,990
Interest expense, senior unsecured notes	61,906	62,413	187,183	196,903
Amortization of debt issuance costs, premium and discount	2,852	2,748	8,390	7,004
Capitalized interest	—	(1,856)	—	(16,698)
Interest expense, net	$67,275	$66,407	$202,207	$197,199
Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025
Interest expense, net for the 2026 Quarter increased $0.9 million, or 1%, from the 2025 Quarter primarily due to a decrease in capitalized interest in the 2026 Quarter as a result of the completion of the SYNC Pipeline project in 2025.
Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025
Interest expense, net for the first nine months of 2026 increased $5.0 million, or 3%, from the first nine months of 2025 primarily due to a decrease in capitalized interest during 2026 as a result of the completion of the CHOPS expansion project and SYNC Pipeline project in 2025. This increase was partially offset by: (i) a decrease in interest expense on our senior unsecured notes; and (ii) a reduction in interest expense, net on our senior secured credit facility as a result of a decrease in the average borrowings outstanding during 2026. The decrease to interest expense on our senior unsecured notes during 2026 is primarily a result of the redemption of the remaining $406.2 million of principal outstanding on the 2027 Notes on April 3, 2025.
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
On March 4, 2026, we entered into the Eighth Amended and Restated Credit Agreement to replace our Seventh Amended and Restated Credit Agreement. The credit agreement increased our senior secured credit facility borrowing capacity from $800 million to $900 million and extended the maturity to March 4, 2031, subject to extension at our request for one additional year on up to two occasions and subject to certain conditions, provided that if more than $150 million of our 2029 Notes remain outstanding as of October 16, 2028, the credit agreement matures on such date, or if more than $150 million of our 2030 Notes remain outstanding as of January 14, 2030, the credit agreement matures on such date. The credit agreement also provides for additional covenant flexibility and increases our permitted investment baskets, enabling us to maintain a disciplined, yet opportunistic approach to our future capital allocation priorities.
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
The purchases of these Class A Convertible Preferred Units, which carried an annual coupon rate of 11.24%, have allowed us to lower our overall cost of capital. As of September 30, 2026, we had 9,236,530 outstanding Class A Convertible Preferred Units, which is a significant reduction from the balance as of December 31, 2025 to our highest cost of capital instrument.
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
The successful completion of the above events has extended our debt maturity profile, with nothing maturing until January 15, 2029, eliminated any near-term refinancing risk, lowered our overall cost of capital and reduced the cash costs of running our businesses significantly, while continuing to simplify and strengthen our capital structure. In addition, we have significant available liquidity for future opportunistic transactions and capital allocation priorities with $894.4 million available for borrowings under our senior secured credit facility at September 30, 2026, subject to compliance with covenants.
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
At September 30, 2026, the principal amount of long-term debt outstanding totaled $3,150.0 million related to our senior unsecured notes, with no borrowings outstanding under our senior secured credit facility. Our senior unsecured notes balance is comprised of $600.0 million of our 2029 Notes, $500.0 million of our 2030 Notes, $700.0 million of our 7.875% senior unsecured notes due May 15, 2032, $600.0 million of our 8.000% senior unsecured notes due May 15, 2033, and $750.0 million of our 2034 Notes. We also had current borrowings outstanding of $99.5 million under our AR Facility.
The available borrowing capacity under our senior secured credit facility at September 30, 2026 is $894.4 million, subject to compliance with covenants. Our inventory financing sublimit as of September 30, 2026 was $10.5 million of the maximum allowed of $200.0 million. Our credit agreement does not include a “borrowing base” limitation except with respect to our inventory loans.
Shelf Registration Statement
We have the ability to issue additional equity and debt securities in the future to assist us in meeting our future liquidity requirements, particularly those related to opportunistically acquiring assets and businesses, constructing new facilities and refinancing outstanding debt.
We have a universal shelf registration statement (our “2024 Shelf”) on file with the SEC which we filed on April 16, 2024 to replace our existing universal shelf registration statement that expired on April 19, 2024. Our 2024 Shelf allows us to issue an unlimited amount of equity and debt securities in connection with certain types of public offerings. However, the receptiveness of the capital markets to an offering of equity and/or debt securities cannot be assured and may be negatively impacted by, among other things, our long-term business prospects and other factors beyond our control, including market conditions. Our 2024 Shelf is set to expire in April 2027. We expect to file a replacement universal shelf registration statement before our 2024 Shelf expires.
Cash Flows from Operations
We generally utilize the cash flows we generate from our operations to fund our common and preferred distributions and working capital needs. Excess funds that are generated are used to repay borrowings under our senior secured credit facility or AR Facility and/or to fund our capital expenditures. Our operating cash flows can be impacted by changes in items of working capital, primarily variances in the carrying amount of inventory and the timing of payments of accounts payable and accrued liabilities related to interest charges, and the timing of accounts receivable collections from our customers.
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
See Note 15 in our Unaudited Condensed Consolidated Financial Statements for information regarding changes in components of operating assets and liabilities during the first nine months of 2026 and the first nine months of 2025.
Net cash flows provided by our operating activities for the nine months ended September 30, 2026 were $340.9 million compared to $142.0 million for the nine months ended September 30, 2025. The increase in cash flows from operating activities is primarily attributable to an increase in our reported Segment Margin and positive changes in working capital in the first nine months of 2026 as compared to the first nine months of 2025. These increases in cash flows from operating activities for the first nine months of 2026 were partially offset by the fact that the first nine months of 2025 included activity from the Alkali Business prior to the sale on February 28, 2025.
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

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Capital expenditures for fixed and intangible assets:
Maintenance capital expenditures:
Offshore pipeline transportation assets	$10,439	$8,788
Marine transportation assets	54,470	38,978
Onshore transportation and services assets	8,375	5,135
Information technology systems and corporate assets	2,323	990
Total maintenance capital expenditures	75,607	53,891
Growth capital expenditures:
Offshore pipeline transportation assets(1)	7,598	66,544
Marine transportation assets	5,413	1,415
Onshore transportation and services assets	50	521
Total growth capital expenditures	13,061	68,480
Total capital expenditures for fixed and intangible assets	88,668	122,371
Capital expenditures related to equity investees	9,176	—
Total capital expenditures(2)	$97,844	$122,371
(1)Growth capital expenditures in our offshore pipeline transportation segment for 2026 and 2025 represent 100% of the costs incurred, including those funded by our noncontrolling interest holder.
(2)Excluded from the table above were total capital expenditures of $6.4 million for the nine months ended September 30, 2025 associated with our discontinued operations.

Growth Capital Expenditures
During 2025, we completed our two offshore growth capital projects, which included the CHOPS expansion and the SYNC Pipeline projects. With the completion of these significant growth capital projects, and no significant future growth capital projects on the horizon, we do not expect significant growth capital expenditures for the remainder of 2026. While we are committed to maintaining sufficient financial flexibility and liquidity, we will continue to evaluate any accretive incremental growth opportunities should they opportunistically emerge.
Maintenance Capital Expenditures
Maintenance capital expenditures incurred during the first nine months of 2026 and 2025 from our continuing operations primarily related to expenditures in our marine transportation segment to replace and upgrade certain equipment associated with our barge and fleet vessels during our dry-docks. Additionally, our offshore transportation assets require maintenance capital expenditures to replace, maintain and upgrade equipment at certain of our offshore platforms and pipelines that we operate. See further discussion under “Available Cash before Reserves” for how such maintenance capital utilization is reflected in our calculation of Available Cash before Reserves.
Distributions to Unitholders
In July 2026, we declared our quarterly distribution to our common unitholders of $0.20 per unit related to the second quarter of 2026. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions were paid on August 14, 2026 to unitholders of record at the close of business on July 31, 2026.
In October 2026, we declared our quarterly distribution to our common unitholders of $0.20 per unit related to the 2026 Quarter. With respect to our Class A Convertible Preferred Units, we declared a quarterly cash distribution of $0.9473 per Class A Convertible Preferred Unit (or $3.7892 on an annualized basis) for each Class A Convertible Preferred Unit held of record. These distributions will be payable on November 13, 2026 to unitholders of record at the close of business on October 30, 2026.
Guarantor Summarized Financial Information
As of September 30, 2026, our $3.2 billion aggregate principal amount of senior unsecured notes co-issued by Genesis Energy, L.P. and Genesis Energy Finance Corporation are fully and unconditionally guaranteed jointly and severally by the Guarantor Subsidiaries, except for Genesis AR LLC, Genesis AR Holdings LLC and certain other immaterial subsidiaries. Genesis AR LLC, Genesis AR Holdings LLC and the other immaterial non-Guarantor Subsidiaries are indirectly owned by Genesis Crude Oil, L.P., a Guarantor Subsidiary. The Guarantor Subsidiaries largely own the assets, other than accounts receivables sold to Genesis AR LLC, that we use to operate our business. As a general rule, the assets and credit of our unrestricted subsidiaries are not available to satisfy the debts of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries, and the liabilities of our unrestricted subsidiaries do not constitute obligations of Genesis Energy, L.P., Genesis Energy Finance Corporation or the Guarantor Subsidiaries. See Note 10 in our Unaudited Condensed Consolidated Financial Statements for additional information regarding our consolidated debt obligations.
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

Balance Sheets	Genesis Energy, L.P. and Guarantor Subsidiaries
September 30, 2026
(in thousands)
ASSETS(1):
Current assets	$83,183
Fixed assets, net	2,087,318
Non-current assets	701,960

LIABILITIES AND CAPITAL:(2)
Current liabilities	1,142,776
Non-current liabilities	3,524,827
Class A Convertible Preferred Units	325,146

Statement of Operations	Genesis Energy, L.P. and Guarantor Subsidiaries
Nine Months Ended September 30, 2026
(in thousands)
Revenues(3)	$1,222,122
Operating costs	1,076,652
Operating income	145,470
Net loss from continuing operations	(14,378)
Net loss(2)	(14,378)
Net loss attributable to Genesis Energy, L.P.	(14,378)
(1)Excluded from assets in the table above are net intercompany receivables of $6.5 million that are owed to Genesis Energy, L.P. and the Guarantor Subsidiaries from the non-Guarantor Subsidiaries as of September 30, 2026.
(2)There are no noncontrolling interests held at the Issuer or Guarantor Subsidiaries for the period presented.
(3)Excluded from revenues in the table above are $2.5 million of sales from Guarantor Subsidiaries to non-Guarantor Subsidiaries for the nine months ended September 30, 2026.

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

Available Cash before Reserves for the periods presented below was as follows:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Net Income (Loss) Attributable to Genesis Energy, L.P.	$2,415	$9,207
Income tax expense	273	253
Depreciation, amortization and accretion	63,069	59,746
Plus (minus) Select Items, net	(2,530)	(3,656)
Maintenance capital utilized(1)	(15,600)	(14,900)
Cash tax expense	(300)	(300)
Distributions to preferred unitholders	(8,750)	(14,868)
Available Cash before Reserves	$38,577	$35,482
(1)For a description of the term “maintenance capital utilized,” please see discussion below under “Disclosure Format Relating to Maintenance Capital”. Maintenance capital expenditures in the 2026 Quarter and 2025 Quarter were $27.5 million and $14.5 million, respectively.

		Three Months Ended September 30,
		2026	2025
		(in thousands)
I.	Applicable to all Non-GAAP Measures
	Differences in timing of cash receipts for certain contractual arrangements(1)	$(7,785)	$(7,091)
	Certain non-cash items:
	Unrealized losses (gains) on derivative transactions excluding fair value hedges, net of changes in inventory value	(747)	136
	Adjustment regarding equity investees(2)	6,662	5,233
	Other	(3,128)	(3,307)
	Sub-total Select Items, net	(4,998)	(5,029)
II.	Applicable only to Available Cash before Reserves
	Certain transaction costs	496	329
	Other	1,972	1,044
	Total Select Items, net(3)	$(2,530)	$(3,656)
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
(3)Represents Select Items applicable to Available Cash before Reserves.
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
In summary, we are experiencing changes in the nature (discretionary vs. non-discretionary), timing and amount of our maintenance capital expenditures that merit a more detailed review and analysis than was required historically. Management’s increasing ability to determine if and when to incur certain maintenance capital expenditures is relevant to the manner in which we analyze aspects of our business relating to discretionary and non-discretionary expenditures. We believe it would be inappropriate to derive our Available Cash before Reserves measure by deducting discretionary maintenance capital expenditures, which we believe are similar in nature in this context to certain other discretionary expenditures, such as growth capital expenditures, distributions/dividends and equity buybacks. Unfortunately, not all maintenance capital expenditures are clearly discretionary or non-discretionary in nature. Therefore, we developed a measure, maintenance capital utilized, that we believe is more useful in the determination of Available Cash before Reserves.
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
•demand for, the supply of, our assumptions about, changes in forecast data for, and price trends related to crude oil, liquid petroleum, natural gas, NaHS, and caustic soda, all of which may be affected by economic activity, capital expenditures and operational and technical issues experienced by energy producers, weather, alternative energy sources, international conflicts and international events (including the wars in Ukraine and Iran and broader geopolitical tensions in the Middle East and Eastern Europe), global pandemics, inflation, the actions of OPEC and other oil exporting nations, conservation and technological advances;
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

•the impact of natural disasters, international military conflicts (such as the wars in Ukraine and Iran and broader geopolitical tensions in the Middle East and Eastern Europe), global pandemics, epidemics, accidents or terrorism, and actions taken by governmental authorities and other third parties in response thereto, on our business financial condition and results of operations;
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
You should not put undue reliance on any forward-looking statements. When considering forward-looking statements, please review the risk factors described under “Risk Factors” discussed in Item 1A of our Annual Report. These risks may also be specifically described in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K (or any amendments to those reports) and other documents that we may file from time to time with the SEC. New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for us to predict all such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
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

	3.10	Bylaws of Genesis Energy Finance Corporation (incorporated by reference to Exhibit 3.8 to Registration Statement on Form S-4 filed on September 26, 2011, File No. 333-177012).
	4.1	Form of Unit Certificate of Genesis Energy, L.P. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, File No. 001-12295).
	22.1	List of Issuers and Guarantor Subsidiaries (incorporated by reference to Exhibit 22.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, File No. 001-12295).
*	31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
*	32	Certification by Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934.
	101.INS	XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
	101.SCH	XBRL Schema Document.
	101.CAL	XBRL Calculation Linkbase Document.
	101.LAB	XBRL Label Linkbase Document.
	101.PRE	XBRL Presentation Linkbase Document.
	101.DEF	XBRL Definition Linkbase Document.
	104	Cover Page Interactive Data File (formatted as Inline XBRL).

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENESIS ENERGY, L.P. (A Delaware Limited Partnership)

By:	GENESIS ENERGY, LLC, as General Partner

Date:	November 5, 2026	By:	/s/ KRISTEN O. JESULAITIS
Kristen O. Jesulaitis
Chief Financial Officer
(Duly Authorized Officer)